Form 10-Q
period 1994-12-31
NOVITRON INTERNATIONAL INC
filed 1995-08-07
CIK 716646

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1995

                               or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
            For the transition period from        to


For Quarter Ended                       Commission File Number
June 30, 1995                                0-12716

                  Novitron International, Inc.
     (Exact Name of Registrant as Specified in its Charter)

Delaware                                          04-2573920
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification No.)

One Gateway Center, Suite 411,  Newton, MA.              02158
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone number, including area code:
(617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X   No

The number of shares of common stock outstanding, as of August 2, 1995 is 3,965,940.

         Novitron International, Inc.  AND SUBSIDIARIES

                            FORM 10-Q

                              Index



                                                           Page

Part I:  FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

Consolidated balance sheets at June 30, 1995
and March 31, 1995                                             1

Unaudited consolidated statements of operations
for the three months ended June 30, 1995 and 1994              3

Consolidated statements of stockholders' investment
for the years ended March 31, 1995, 1994 and the
three months ended June 30, 1995 (unaudited)                   4

Unaudited consolidated statements of cash flows for
the three months ended June 30, 1995 and 1994                  5

Notes to unaudited consolidated financial statements           7

Item 2:Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 10


Part II:  OTHER INFORMATION                                   11


SIGNATURE                                                     12


         Novitron International, Inc.   AND SUBSIDIARIES


              UNAUDITED CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                     June 30,      March 31,
                                       1995          1995
CURRENT ASSETS:
  Cash and cash equivalents        $ 1,577,730  $ 2,508,345
  Accounts receivable, less
   reserves of $ 128,000 at
   June 30, 1995 and $112,000
   at March 31, 1995, respectively   3,893,259    4,046,517
  Inventories                        6,071,721    5,266,981
  Prepaid expenses                     232,425      490,277
  Other current assets                   5,310        5,764
          Total current assets      11,780,445   12,317,884

EQUIPMENT, at cost:
    Manufacturing   and   computer   3,081,258    3,098,212
equipment
  Furniture and fixtures               864,917      852,240
  Leasehold improvements               277,856      278,297
  Vehicles                             100,152      100,946
                                     4,324,183    4,329,695
  Less- Accumulated depreciation
    and amortization                 3,237,808    3,153,830
                                     1,086,375    1,175,865
OTHER ASSETS                         1,556,492    1,580,997
                                   $14,423,312  $15,074,746

         The accompanying notes are an integral part of these consolidated financial statements.

          Novitron International, Inc. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                       June 30,     March 31,
                                         1995         1995
CURRENT LIABILITIES:
 Short-term notes payable and
  current portion of long-term debt  $ 1,249,756   $   533,951
 Accounts payable                      2,863,654     3,810,884
 Accrued expenses                      1,286,430     1,444,255
 Customer advances                       235,260       235,471
 Accrued income taxes                    626,171       718,640
          Total current liabilities    6,261,271     6,743,201
LONG-TERM DEBT, net of current
 portion                                  94,221        97,766
MINORITY INTEREST                        244,557       252,734

COMMITMENTS AND CONTINGENCIES
 (Notes 4 and 7)

STOCKHOLDERS' INVESTMENT:
 Preferred stock, $.01 par value,
  Authorized--1,000,000 shares
    Issued and outstanding--none
 Common stock, $.01 par value,
  Authorized--6,000,000 shares
    Issued--3,965,940 shares at
     June 30, 1995 and March 31,
     1995                                 39,660        39,660
  Capital in excess of par value       4,855,950     4,855,950
  Cumulative translation adjustment      996,906     1,068,490
  Retained earnings                    1,930,747     2,016,945
     Total stockholders' investment    7,823,263     7,981,045
                                    $ 14,423,312   $15,074,746

 The accompanying notes are an integral part of these consolidated financial statements.

          Novitron International, Inc. AND SUBSIDIARIES


         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30,

                                1995            1994
REVENUES                      $3,549,905    $4,418,029

COST OF REVENUES               2,385,320     2,921,674
            Gross profit       1,164,585     1,496,355
OPERATING EXPENSES:
 Sales and marketing             293,038       276,012
 Research and development        335,162       357,609
 General and administrative      579,449       646,776
                               1,207,649     1,280,397
Income from operations           (43,064)      215,958
 Interest expense                (15,857)       (4,726)
 Interest income                  17,601        19,252
 Other income                     31,137        11,451
                                 (10,183)      241,935
Provision for income taxes        70,265         7,672
                                 (80,448)      234,263
Minority interest                 (5,750)         (854)
Net income                    $  (86,198)     $233,409
Net income per share          $    (0.02)     $   0.06
Weighted   Average   Common
Shares Outstanding             3,965,940     4,026,239

             The accompanying notes are an integral
         part of these consolidated financial statements.



                  Novitron International, Inc. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    FOR THE YEARS ENDED MARCH 31, 1995, 1994
                  AND FOR THE THREE MONTHS ENDED JUNE 30, 1995



                           Common Stock           Capital in    Cumulative     Treasury
                        Number                      Excess      Translation    Stock at     Retained
                      of Shares     Par Value      Par Value     Adjustment     Cost        Earnings
Balance at March
31, 1993              3,966,039      $39,660      $4,896,280      $248,499        -         $3,366,324

Sale of common           12,500          126           2,918          -           -              -
stock

Issuance of common
stock in connection
with the
acquisition of
additional interest
in NovaChem              46,500          465         214,597          -            -             -

Purchase of
treasury stock             -             -              -             -          (330,550)       -

Translation                -             -              -        (277,094)          -            -
adjustment

  Net loss                 -             -              -             -             -       (1,121,144)

BALANCE at March
31, 1994              4,025,039      $40,251      $5,113,795     $(28,595)      $(330,550)  $2,245,180


Sale of common           15,201          152          17,212          -              -           -
stock

Issuance of common
stock in connection
with the
acquisition of
additional interest
in NovaChem              11,000          110          56,140          -              -            -

Retirement of
treasury stock          (85,000)        (850)       (329,700)         -           330,550         -

Retirement of
common stock               (300)          (3)         (1,497)         -              -            -

Translation                -              -             -          1,097,085         -            -
adjustment

  Net loss                 -              -             -              -                                    (228,235)

BALANCE at March
31, 1995              3,965,940      $39,660      $4,855,950     $ 1,068,490         -       $2,016,945

Translation
 Adjustment               -              -             -            (71,584)         -            -

  Net loss                -             -              -               -             -          (86,198)

BALANCE at June 30,
1995                  3,965,940      $39,660      $4,855,950       $996,906          -       $1,930,747

   The accompanying notes are an integral part of these consolidated financial statements.


         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30,

                                   1995          1994
    CASH FLOWS FROM
     OPERATING ACTIVITIES:
      Net income (loss)         $ (86,198)     $233,409
      Adjustments to
       reconcile net income
       (loss)to net cash
        provided by (used
        in) operating
        activities -
      Depreciation and
       amortization               109,637       131,405
      Minority interest             5,750           854
      Accounts receivable         146,459    (1,409,958)
      Inventories                (802,952)     (139,283)
      Prepaid expenses            254,514        13,125
      Other current assets            499       (19,138)
      Accounts payable           (931,155)      209,419
      Accrued expenses           (154,313)     (100,436)
      Customer advances                93        48,232
      Accrued income taxes        (90,533)      (38,450)
      (Net cash provided by
       (used in) operating
       activities             $(1,548,199)  $(1,070,821)

    CASH FLOWS FROM
     INVESTING ACTIVITIES:
      Marketable securities   $     -           $76,702
      Other assets                    310           362
      Purchases of equipment         (546)     (142,986)
      Sales of equipment            -            17,614
      Other, including
       foreign exchange
       effects on cash            (87,702)       74,857
      Net cash provided
       by(used in) investing
       activities             $   (87,938)      $26,549

                  The accompanying notes are an
    integral part of these consolidated financial statements.


          Novitron International, Inc. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30,

                           (Continued)


                                   1995          1994
   CASH FLOWS FROM
    FINANCING ACTIVITIES:
      Proceeds from short-
       term notes payable     $ 708,905      $ 142,482
      Proceeds (payments
       on)long-term debt         (3,383)         7,091
      Sale of common shares       -              1,415
       Net cash provided
       by(used in)
       financing activities   $ 705,522      $ 150,988
   NET INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS                $(930,615)     $(893,284)

   CASH AND CASH
   EQUIVALENTS AT BEGINNING
   OF YEAR                    2,508,345      3,407,537

    CASH AND CASH
   EQUIVALENTS AT June 30,
   1995 and 1994             $1,577,730     $2,514,253

The accompanying notes are an integral part of these consolidated financial statements.

             Novitron International, Inc. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1995

Basis of Presentation

      The consolidated financial statements included herein were prepared by Novitron International, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at June 30, 1995 and June 30, 1994. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(1)  Operations and Accounting Policies

     (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data
(Australia), Pty. Ltd., NovaChem BV, Spectronetics NV, and Vital Scientific NV (94% owned subsidiary). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b) Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at June 30, and March 31, 1995.

                                    June 30, 1995    March 31, 1995
Cash and money market investments     $ 1,032,044       $ 1,782,470
Certificate of deposit                    324,440           408,757
U.S. Treasury securities                  199,812           295,828
Time deposits                              21,434            21,290
                                      $ 1,577,730       $ 2,508,345

          Novitron International, Inc. AND SUBSIDIARIES


      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995
                           (Continued)

     (c) Marketable Securities

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective April 1, 1994. Under SFAS No. 115, marketable securities which the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held to maturity" securities. The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or results of operations.

     (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-
out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 1995:

                               June 30, 1995     March 31, 1995
    Raw materials                    $954,245       $1,072,724
    Work-in-process                 4,149,081        3,439,258
    Finished goods                    968,395          754,999
                                   $6,071,721       $5,266,981


     (e) Revenue Recognition

     The Company recognizes revenue from the sale of products and supplies at the time of shipment.

     (f) Net Income (Loss) per Share

      Net income or (loss) per share for the three month periods ended June 30, 1995 and 1994 is based on the weighted average number of common shares outstanding during the respective fiscal period. Common stock equivalents are not used in the computation of net income per share for the period ended June 30, 1994 as the resulting dilution is less than 3%.

          Novitron International, Inc. AND SUBSIDIARIES


      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1995
                           (Continued)


     (g) Foreign Currency Translation

      The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of the Company's foreign subsidiaries is the Dutch Guilder. The translation adjustment required to report these subsidiaries' financial statements in U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders' investment in the accompanying consolidated balance sheets. Gains and losses resulting from translating asset and liability accounts which are denominated in currencies other than the functional currency are included in other income. Foreign currency transaction gains and losses are included in other income in the consolidated statements of operations.


(2)  Investment in NovaChem BV
           From June 1992 through March 1995, the Company made investments in certain securities of NovaChem BV. As of March 31, 1995, the Company owns all of the outstanding stock of NovaChem BV. In connection with the Company's purchase of NovaChem BV's stock, the Company has recorded goodwill of $981,250, which represents the excess of the consideration paid over the fair value of the net assets acquired. The Company has agreed to pay the former shareholders of NovaChem BV additional consideration in the form of the Company's common stock, based on a formula over the next three years.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

First Quarter ended June 30, 1995 compared to the First Quarter ended June 30, 1994

     Revenues for the first quarter of fiscal year 1996 decreased twenty percent (20%) from the prior year. This result was primarily attributable to the completion of a major contract from Russia's Gazprom for NovaChem technology during the first and second quarters of fiscal year 1995. The results also reflect a sixteen percent (16%) strengthening of the Dutch Guilder against the United States Dollar.

     The  decrease in the gross margin between years, from  33.9%
for the quarter ended June 30, 1994 to 32.8% for the quarter ended June 30, 1995, reflects primarily a change in product mix to sales of instruments with lower margins.

     Sales and marketing expenses increased six percent (6%) between years when expressed in U.S. dollars. Actual expenses, however, when expressed in the functional currency of Dutch Guilders, decreased ten percent (10%) due to cost containment at Vital Scientific and a reduction of overhead at NovaChem BV. The results were also impacted by the sixteen percent (16%) change in the currency value as noted above.

     Research and development expenses declined six percent  (6%)
from the comparable period last year primarily because of the completion of projects at NovaChem BV.

     General and administrative expenses have decreased ten percent (10%) from fiscal 1995 to fiscal 1996. This result was due primarily to cost containment implemented at NovaChem BV and the Company and reduced expenses at Spectronetics NV following the completion of the Russian Gazprom project.

     Interest expense increased due to the increased use of the Company's bank line of credit, while interest income has decreased because fewer funds were available for investment. The increase in other income results from the currency translation gains. Taxes have increased between years because Vital Scientific NV, as an individual company, had substantially stronger results for the quarter as compared to fiscal 1995.

     For the quarters ended June 30, 1995 and 1994, minority interest is attributable to the six percent (6%) of Vital Scientific NV not held by the Company. From October 1993 through October 1994, the Company owned fifty-two percent (52%) of NovaChem BV. In October 1994, the Company increased its ownership in NovaChem BV to sixty percent (60%) and acquired the remaining forty percent (40%) at March 31, 1995. In accordance with APB No.

18 and Accounting Research Bulletin No. 51, the Company has recorded one hundred percent (100%) of the NovaChem BV losses during fiscal year 1995, approximately $75,000 for first quarter fiscal 1995, because the minority interests were unable to fund their portion of these losses.

Financial Condition and Liquidity

     The decrease in working capital since the Company's fiscal year ended March 31, 1995, was primarily accounted for by (i) an increase in inventory levels, (ii) a decrease in accounts payable and (iii) a decrease in accrued taxes payable. This result was offset by an increase in the level of short-term debt.

     The Company believes that its available funds will continue to provide for working capital requirements. Approximately $1.5 million of the $1.6 million of cash and cash equivalents and short-term investments is denominated in U.S. dollars; $0.1 million is subject to foreign currency translation risk. The translation risk is dependent on the exchange rates in effect at the time the functional currency (Dutch Guilder) is translated to U.S. Dollars. The effect on translation is reflected as a separate component of stockholders' investment in the balance sheet. The cumulative effect of translation is $996,906 at June 30, 1995 and $1,068,490 at March 31, 1995.


Part II.  OTHER INFORMATION


Item 1.  Legal proceedings:

         None

Items 2 - 6:  None

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





Novitron International, Inc.
                                                   (Registrant)




                                             Israel M. Stein MD
Date:August 7, 1995                          Israel M. Stein MD
                                                      President