Form 10-Q
period 1995-09-30
NOVITRON INTERNATIONAL INC
filed 1995-11-13
CIK 716646

-11-
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended September 30, 1995
                               or
( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF  THE
SECURITIES EXCHANGE ACT OF 1934
            For the transition period from        to

For Quarter Ended                       Commission File Number
September 30, 1995                              0-12716

                  Novitron International, Inc.
     (Exact Name of Registrant as Specified in its Charter)


Delaware                                          04-2573920
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification No.)

One Gateway Center, Suite 411,  Newton, MA.              02158
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

          Yes  X   No __


The number of shares of common stock outstanding, as of November
8, 1995 is 3,965,940.

         Novitron International, Inc.  AND SUBSIDIARIES


                            FORM 10-Q

                              Index



                                                            Page

Part I:  FINANCIAL INFORMATION

     Item 1:   Consolidated Financial Statements

     Unaudited consolidated balance sheets at September
     30, 1995 and March 31, 1995                              3

     Unaudited consolidated statements of operations
     for the three and six months ended September 30,
     1995 and 1994                                            5

     Unaudited consolidated statements of stockholders'
     investment for the years ended March 31, 1995 and
     1994 and the six months ended September 30, 1995         6

     Unaudited consolidated statements of cash flows for
     the six months ended September 30, 1995 and 1994         7

     Notes to unaudited consolidated financial statements     9

     Item 2:
Management's Discussion and Analysis of
Financial Condition and Results of Operations                12


Part II:  OTHER INFORMATION                                  14


SIGNATURE                                                    15


         Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                     September 30, 1995    March 31, 1995
CURRENT ASSETS:
  Cash and cash equivalents          $          907,681    $      2,508,345
  Marketable securities                         499,416                -
  Accounts receivable, less
    reserves of $ 139,000 at
    September 30, 1995 and $112,000
    at March 31, 1995, respectively           4,123,050           4,046,517
  Inventories                                 5,581,748           5,266,981
  Prepaid expenses                              207,833             490,277
  Other current assets                            2,295               5,764
          Total current assets               11,322,023          12,317,884

EQUIPMENT, at cost:
  Manufacturing and computer equipment        3,089,654           3,098,212
  Furniture and fixtures                        847,310             852,240
  Leasehold improvements                        274,860             278,297
  Vehicles                                       79,135             100,946
                                              4,290,959           4,329,695
  Less- Accumulated depreciation
    and amortization                          3,306,073           3,153,830
                                                984,886           1,175,865
OTHER ASSETS                                  1,491,582           1,580,997
                                     $       13,798,491    $     15,074,746


      The accompanying notes are an integral part of these consolidated financial statements.


        Novitron International, Inc. AND SUBSIDIARIES


              UNAUDITED CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                          September 30, 1995   March 31, 1995
CURRENT LIABILITIES:
  Short-term notes payable and
   current portion of long-term debt      $     1,855,347    $      533,951
  Accounts payable                              2,581,214         3,810,884
  Accrued expenses                                548,659         1,444,255
  Customer advances                               228,870           235,471
  Accrued income taxes                            607,582           718,640
          Total current liabilities             5,821,672         6,743,201
LONG-TERM DEBT, net of current portion             80,554            97,766
MINORITY INTEREST                                 242,266           252,734

COMMITMENTS AND CONTINGENCIES
  (Notes 4 and 7)

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value,
    Authorized--1,000,000 shares
    Issued and outstanding--none
  Common stock, $.01 par value,
    Authorized--6,000,000 shares
    Issued--3,965,940 shares at
    September 30, 1995 and March 31, 1995         39,660             39,660
  Capital in excess of par value               4,855,950          4,855,950
  Cumulative translation adjustment              921,853          1,068,490
  Retained earnings                            1,836,536          2,016,945
      Total stockholders' investment           7,653,999          7,981,045
                                          $   13,798,491     $   15,074,746

      The accompanying notes are an integral part of these consolidated financial statements

              Novitron International, Inc.   AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                              For Three Months            For the Six Months
                             Ended September 30,         Ended September 30,
                                1995       1994           1995         1994
REVENUES                    $4,291,915  $4,734,940    $ 7,841,820  $ 9,152,969

COST OF REVENUES             3,100,444   3,277,784      5,485,764    6,199,458
      Gross profit           1,191,471   1,457,156      2,356,056    2,953,511
OPERATING EXPENSES:
 Sales & marketing             341,626     264,085        634,664      540,097
 Research and development      310,934     251,218        646,096      608,827
 General and administrative    514,208     699,415      1,093,657    1,346,192
                             1,166,768   1,214,718      2,374,417    2,495,116
Income (loss) from
 operations                     24,703     242,438        (18,361)     458,395
Interest Expense               (28,198)        387        (44,055)      (4,339)
Interest Income                 22,338       6,398         39,940       25,649
Other Income (Expense)        (112,765)     22,702        (81,628)      34,153
                               (93,922)    271,925       (104,104)     513,858
Provision for (Benefit
from) Income Taxes               2,581      78,384         72,846       86,056
                               (96,503)    193,541       (176,950)     427,802
Minority Interest                2,291      (6,082)        (3,459)      (6,937)
Net income (loss)           $  (94,212) $  187,459    $  (180,409) $   420,865

Net income (loss) per share $   (0.02)  $    0.05     $     (0.05) $      0.11
Weighted Average Common
 Shares Outstanding         3,965,940   3,957,012       3,965,940    3,991,448



       The accompanying notes are an integral part of these consolidated financial statements



                Novitron International, Inc.   AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                   FOR THE YEARS ENDED MARCH 31, 1995 AND 1994
             AND THE SIX MONTHS ENDED SEPTEMBER 30, 1995 (unaudited)


                                                      Capital in    Cumulative   Treasury
                                 Common Stock         Excess of     Translation  Stock,          Retained
                            Number      Par Value     Par  Value    Adjustment   at Cost Stock   Earnings

BALANCE at March 31, 1993   3,966,039   $    39,660   $4,896,280    $  248,499         -         $ 3,366,324

Sale of common stock           12,500           126        2,918          -            -              -

Issuance of common stock
in connection with the
acquisition of additional
interest in NovaChem           46,500           465      214,597          -            -              -

Purchase of treasury stock       -             -            -             -        (330,550)          -

Translation adjustment           -             -            -         (277,094)        -              -

Net loss                         -             -            -             -            -          (1,121,144)

BALANCE at March 31, 1994   4,025,039   $    40,251   $5,113,795    $  (28,595)  $ (330,550)     $ 2,245,180

Sale of common stock           15,201           152       17,212          -            -                -

Issuance of common stock
in connection with the
acquisition of additional
interest in NovaChem           11,000           110       56,140          -            -                 -

Retirement of treasury
stock                         (85,000)         (850)    (329,700)         -         330,550              -

Retirement of common stock       (300)           (3)      (1,497)         -             -                -

Translation adjustment           -               -           -         1,097,085        -                -

Net loss                         -               -           -            -            -            (228,235)

BALANCE at March 31, 1995   3,965,940   $    39,660   $4,855,950    $  1,068,490        -         $2,016,945

Translation adjustment           -             -            -           (146,637)       -                -

Net loss                         -             -            -             -             -           (180,409)

BALANCE at September
30, 1995                    3,965,940   $   39,660    $4,855,950    $    921,853        -          1,836,536


 The accompanying notes are an integral part of these consolidated financial statements




           Novitron International, Inc.   AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                            1995              1994
CASH FLOWS FROM
 OPERATING ACTIVITIES:
    Net income (loss)                  $  (180,409)      $   420,865
Adjustments to
   reconcile net income
   (loss)to net cash
   provided by (used
   in) operating activities -
      Depreciation and amortization        294,111           282,024
      Minority interest                      3,459             6,937
      Accounts receivable                 (190,467)         (682,097)
      Inventories                         (463,834)         (214,525)
      Prepaid expenses                     270,066          (356,772)
      Other current assets                   3,466            10,884
      Accounts payable                  (1,128,043)          557,093
      Accrued expenses                    (860,972)         (225,523)
      Customer advances                        (11)          (99,579)
      Accrued income taxes                 (89,524)         (756,025)
      Net cash provided by
       (used in) operating activities  $(2,342,158)      $(1,056,718)


CASH FLOWS FROM
 INVESTING ACTIVITIES:
    Marketable securities              $  (499,416)      $   278,126
    Other assets                               523            (4,825)
    Purchases of equipment                 (97,042)         (226,663)
    Sales of equipment                      11,580            17,614
    Other, including foreign
      exchange effects on cash                (757)          121,989
      Net cash provided by (used in)
       investing activities            $  (585,112)      $   186,241


                             Continues on next page

         Novitron International, Inc.   AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                           (Continued)


                                            1995               1994
CASH FLOWS FROM
 FINANCING ACTIVITIES:
      Proceeds from (payments on)
       short-term debt                 $  1,341,134        $  118,704
      Proceeds from (payments on)
       long-term debt                       (14,528)            7,537
      Sale of common shares                    -               12,198
      Net cash provided by (used in)
       financing activities            $  1,326,606        $  138,439

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS             $ (1,600,664)       $ (732,038)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                     2,508,345         3,407,537

CASH AND CASH EQUIVALENTS
 AT September 30, 1995 and 1994        $    907,681        $2,675,499


                 The accompanying notes are an integral part of these consolidated financial statements.


            Novitron International, Inc.   AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1995

Basis of Presentation
          The consolidated financial statements included herein were prepared by Novitron International, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in  accordance with generally accepted accounting principles was  condensed
or  omitted  pursuant  to  such  rules and  regulations.   In  management's
opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at September 30, 1995 and September 30, 1994. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

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

          (b) Cash and Cash Equivalents

           Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at September 30 and March 31, 1995:

                               September 30, 1995       March 31, 1995
Cash and money market
investments                    $    628,853             $   1,782,470
Certificate of deposit              278,828                   408,757
U.S. Treasury securities               -                      295,828
Time deposits                          -                       21,290
                               $    907,681             $   2,508,345


           Novitron International, Inc.   AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1995
                              (Continued)
(c) Marketable Securities

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

          (d) Inventories
          Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at:

                         September 30, 1995       March 31, 1995
  Raw materials          $     989,674            $  1,072,724
  Work-in-process            3,656,024               3,439,258
  Finished goods               936,050                 754,999
                         $   5,581,748            $  5,266,981


          (e) Revenue Recognition

          The Company recognizes revenue from the sale of products and supplies at the time of shipment.

          (f) Net Income (Loss) per Share

          Net income or (loss) per share for the three and six month periods ended September 30, 1995 and 1994 is based on the weighted average number of common shares outstanding during the respective fiscal period. Common stock equivalents are not used in the computation of net income per share for the periods ended September 30, 1994 as the resulting dilution is less than 3%.

            Novitron International, Inc.   AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1995
                              (Continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Second Quarter ended September 30, 1995 compared to the Second Quarter ended September 30, 1994

         Revenues decreased for the three and six month periods ended September 30, 1995 by 9.4% and 14.3%, respectively, from the same periods the year before. The decrease is primarily due to the completion during fiscal year 1995 of a major contract with Russia's Gazprom for NovaChem technology. The decline was offset by an increase of twelve percent (12%) in revenues at Vital Scientific and seventy-one percent (71%) in revenues at Clinical Data (Australia); coupled with a fourteen percent (14%) strengthening of the Dutch Guilder (the Company's functional currency) against the United States Dollar. Clinical Data (Australia)'s significant increase over the prior year is primarily attributable to increased unit sales to the People's Republic of China.

         The decrease in gross margin between years from 32.3% at September 30, 1994 to 30.0% at September 30, 1995 is due to a favorable inventory revaluation at Vital Scientific.

         Sales and marketing expenses have increased 29.4% for the three month period and 17.5% for the six month period ending September 30, 1995 as compared with the same periods the year before. The increase is primarily
attributable   to   increased  commissions  on  sales  at   Clinical   Data
(Australia).

         Research and development expenses increased 23.8% and 6.1% for the quarter and year to date periods, respectively, from the same periods in fiscal year 1995. The increase reflects primarily the fourteen percent (14%) strengthening of the functional currency against the dollar, coupled with additional expenses for the development of new applications for the NovaChem technology and offset by a reduction of research expenses incurred at Vital Scientific.

         General and administrative expenses have declined 26.5% for the quarter and 18.8% for the year to date when measured against the same reporting periods last year. The declines are due to the completion of a major contract from Russia's Gazprom and a reduction of administrative expenses at NovaChem.

         Interest expense increased for the period and year-to-date as compared to the same periods last year reflecting the use of increased borrowings. Interest income has also increased for the same reporting periods because the rates of return on invested funds have increased since fiscal year 1995. Other income and expense consists primarily of the effect of foreign currency transaction gains and losses on the results of operations.

         For the quarters ended September 30, 1995 and 1994, minority interest is attributable to the six percent (6%) of Vital Scientific NV not held by the Company. From October 1993 through October 1994, the Company owned fifty-two percent (52%) of NovaChem BV. In October 1994, the Company increased its ownership of NovaChem BV to sixty percent (60%) and acquired the remaining forty percent (40%) at March 31, 1995. In accordance with APB No. 18 and Accounting Research Bulletin No. 51, the Company has recorded one hundred percent (100%) of the losses incurred during fiscal year 1995, approximately $32,000 for the first six months of fiscal year 1995, because the minority interests were unable to fund their portion of the losses of NovaChem BV.

Financial Condition and Liquidity

         The decrease in working capital since the Company's fiscal year ended March 31, 1995 was primarily accounted for by (i) an increase in inventory levels, (ii) an increase in marketable securities, (iii) a decrease in accounts payable, and (iv) a decrease in accrued liabilities. This result was offset by an increase in the level of short-term debt.

         The Company believes that its available funds will continue to provide for working capital requirements. Approximately $1.3 million of the $1.4
million  of  cash  and  cash  equivalents  and  marketable  securities   is
denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected as a separate component of stockholders' investment in the
balance   sheet.   The  cumulative  translation  exchange   adjustment   in
stockholders'  investment is $921,853 at September 30, 1995 and  $1,068,490 at March 31, 1995. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the functional currency (Dutch Guilder) is translated to U.S. Dollars. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations and liquidity are difficult to estimate.

          There are no formal hedging procedures employed by the Company. The
primary  risk  is  to  monetary  assets  and  liabilities  denominated   in
currencies other than the U.S. Dollar. Approximately $10.2 million  of  the
$11.3   million   of  current  assets  reside  in  the  Company's   foreign
subsidiaries.

Part II.  OTHER INFORMATION


Item 1.  Legal proceedings:

              None

Item 4.  Submission of Matters to a Vote of Security Holders

          At the Annual Meeting for the fiscal year ended March 31, 1995, held
on September 12,    1995, the following matters were submitted to a vote of
the security holders:

              (a) Directors elected as follows:

                   Israel M. Stein
                   Gordon B. Baty
                   Arthur B. Malman

              (b) Matters voted on as follows:

                   Election of directors:

                     3,717,917 voted for
                        39,900 withheld authority to vote

                   Ratification of auditors:

                     3,739,817 voted for
                         6,650 voted against
                        11,350 abstained

Items 2-3 and 5-6:
                  None

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                             Novitron International, Inc.
                                             (Registrant)




                                            Israel M. Stein MD
Date:  November 10, 1995                    Israel M. Stein MD
                                            President