Form 10-Q
period 1995-12-31
NOVITRON INTERNATIONAL INC
filed 1996-02-08
CIK 716646

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended December 31, 1995
                                or
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15  (d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934
             For the transition period from        to

For Quarter Ended                       Commission File Number
December 31, 1995                               0-12716

                   Novitron International, Inc.
      (Exact Name of Registrant as Specified in its Charter)


Delaware                                          04-2573920
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification No.)

One Gateway Center, Suite 411,  Newton, MA.              02158
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

          Yes  X   No __

The number of shares of common stock outstanding, as of February 2, 1996 is 3,965,940.

          Novitron International, Inc.  AND SUBSIDIARIES


                             FORM 10-Q

                               Index


                                                            Page

Part I:  FINANCIAL INFORMATION

     Item 1:   Consolidated Financial Statements

     Unaudited consolidated balance sheets at
     December 31, 1995 and March 31, 1995                    3

     Unaudited consolidated statements of operations
     for the three and nine months ended December 31,
     1995 and 1994                                           5

     Unaudited consolidated statements of stockholders'
     investment for the years ended March 31, 1995 and 1994
     and the nine months ended December 31, 1995             6

     Unaudited consolidated statements of cash flows for
     the nine months ended December 31, 1995 and 1994        7

     Notes to unaudited consolidated financial statements    9

          Item 2:   Management's Discussion and Analysis of
     Financial Condition and Results of Operations          13


     Part II:  OTHER INFORMATION                            14


     SIGNATURE                                              15

          Novitron International, Inc.   AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                 December 31, 1995     March 31, 1995
CURRENT ASSETS:
  Cash and cash equivalents      $     963,662         $   2,508,345
  Marketable securities                399,259                 -
  Accounts receivable, less
   reserves of $113,000 at
   December 31, 1995 and
   $112,000 at March 31, 1995,
   respectively                      4,932,748             4,046,517
  Inventories                        5,495,485             5,266,981
  Prepaid expenses                     170,247               490,277
  Other current assets                   1,771                 5,764
          Total current assets      11,963,172            12,317,884

EQUIPMENT, at cost:
  Manufacturing and computer
   equipment                         3,091,926             3,098,212
  Furniture and fixtures               842,059               852,240
  Leasehold improvements               273,893               278,297
  Vehicles                             105,277               100,946
                                     4,313,155             4,329,695
  Less-Accumulated depreciation
    and amortization                 3,410,019             3,153,830
                                       903,136             1,175,865
OTHER ASSETS                         1,468,542             1,580,997
                                  $ 14,334,850        $   15,074,746


       The accompanying notes are an integral part of these consolidated financial statements

          Novitron International, Inc.   AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED BALANCE SHEETS

             LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                 December 31, 1995       March 31, 1995
CURRENT LIABILITIES:
Short-term notes payable and
current portion of long-term debt  $ 1,517,220           $   533,951
Accounts payable                     2,989,089             3,810,884
Accrued expenses                     1,106,432             1,444,255
Customer advances                      242,858               235,471
Accrued income taxes                   357,708               718,640
      Total current liabilities      6,213,307             6,743,201
LONG-TERM DEBT, net of current
portion                                 95,673                97,766
MINORITY INTEREST                      258,874               252,734

COMMITMENTS AND CONTINGENCIES
(Notes 4 and 7)

STOCKHOLDERS' INVESTMENT:
 Preferred stock, $.01 par value:
   Authorized--1,000,000 shares
   Issued and outstanding--none
 Common stock, $.01 par value:
   Authorized--6,000,000 shares
   Issued and outstanding
   3,965,940 at December 31, 1995
   and March 31, 1995                  39,660                 39,660
Capital in excess of par value      4,855,950              4,855,950
Cumulative translation adjustment     974,964              1,068,490
Retained Earnings                   1,896,422              2,016,945
   Total stockholders' investment   7,766,996              7,981,045
                                 $ 14,334,850           $ 15,074,746


       The accompanying notes are an integral part of these consolidated financial statements

          Novitron International, Inc.   AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For Three Months          For the Nine Months
                                Ended December 31,         Ended December 31,
                             1995         1994           1995         1994
REVENUES                    $4,920,022  $3,747,551    $12,761,842  $12,900,520

COST OF REVENUES             3,543,266   2,720,563      9,029,030    8,920,021
      Gross profit           1,376,756   1,026,988      3,732,812    3,980,499
OPERATING EXPENSES:
 Sales & marketing            319,069      359,261        953,733      899,358
 Research and development     350,821      281,749        996,917      890,576
 General and administrative   584,479      615,485      1,678,136    1,961,676
                            1,254,369    1,256,495      3,628,786    3,751,610
Income (loss) from            122,387     (229,507)       104,026      228,889
operations
Interest Expense              (35,436)     (16,661)       (79,491)     (21,000)
Interest Income                13,815       27,278         53,755       52,927
Other Income (Expense)         42,898      (14,801)       (38,730)      19,352
                              143,664     (233,691)        39,560      280,168
Provision for Income Taxes     67,170       56,238         140,016     142,294
                               76,494     (289,929)      (100,456)    137,874
Minority Interest              16,608        5,901         20,067       12,838
Net income (loss)            $ 59,886    $(295,830)     $(120,523)   $ 125,036

Net income (loss) per share  $   0.02    $  (0.07)      $  (0.03)    $   0.03
Weighted Average Common
Shares Outstanding          3,965,940    3,958,826      3,965,940    3,981,418



 The accompanying notes are an integral part of these consolidated financial statements


            Novitron International, Inc.   AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                   FOR THE YEARS ENDED MARCH 31, 1995 AND 1994
             AND THE NINE MONTHS ENDED DECEMBER 31, 1995 (unaudited)

                                                  Capital in      Cumulative     Treasury
                                Common Stock      Excess of Par   Translation    Stock, at    Retained
                           Number     Par Value   Value           Adjustment     Cost         Earnings
BALANCE at March 31,
1993                     3,966,039    $  39,660   $ 4,896,280     $  248,499        -         $ 3,366,324

Sale of common stock        12,500          126         2,918           -           -              -

Issuance of common
stock in connection
with the acquisition
of additional interest
in NovaChem                  46,500         465       214,597           -           -              -

Purchase of treasury
stock                          -             -           -              -       (330,550)          -

Translation adjustment         -             -           -          (277,094)       -              -

Net loss                       -             -           -              -           -          (1,121,144)

BALANCE at March 31,
1994                     4,025,039    $  40,251   $ 5,113,795     $ (28,595)   $(330,550)     $ 2,245,180

Sale of common stock        15,201          152        17,212          -            -                -

Issuance of common
stock in connection
with the acquisition
ofadditional interest in
NovaChem                    11,000          110        56,140          -            -                -

Retirement of treasury
stock                      (85,000)        (850)     (329,700)         -         330,550             -

Retirement of common
stock                         (300)          (3)       (1,497)         -            -                -

Translation adjustment          -             -           -       1,097,085         -                -

Net loss                        -             -           -            -            -            (228,235)

BALANCE at March 31,
1995                     3,965,940     $ 39,660   $ 4,855,950    $1,068,490         -         $ 2,016,945

Translation adjustment          -             -           -         (93,526)        -                -

Net loss                        -             -           -            -            -            (120,523)

BALANCE at December 31,
1995                     3,965,940     $ 39,660   $ 4,855,950    $  974,964         -         $ 1,896,422


   The accompanying notes are an integral part of these consolidated
	         financial statements


        Novitron International, Inc.   AND SUBSIDIARIES

          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31,

                                            1995               1994
CASH FLOWS FROM
 OPERATING ACTIVITIES:
   Net income (loss)                   $   (120,523)       $ 125,036
 Adjustments to
   reconcile net income
   (loss) to net cash
   provided by (used
   in) operating activities -
      Depreciation and amortization         430,280          413,883
      Minority interest                      20,067           12,838
      Accounts receivable                (1,039,542)        (810,745)
      Inventories                          (419,633)        (500,496)
      Prepaid expenses                      305,769          153,084
      Other current assets                    3,993           12,357
      Accounts payable                     (694,401)         110,587
      Accrued expenses                     (292,412)        (243,905)
      Customer advances                      15,907         (184,613)
      Accrued income taxes                 (336,197)        (696,420)
      Net cash provided by
       (used in) operating activities    (2,126,692)      (1,608,394)
CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Marketable securities                   (399,259)         278,715
   Other assets                                 816           46,437
   Purchases of equipment                  (151,996)        (296,873)
   Sales of equipment                        11,403           48,969
   Investment in NovaChem BV                   -             (51,520)
   Other, including foreign exchange
      effects on cash                       108,263           48,325
   Net cash provided by
    (used in) investing activities         (430,773)          74,053

                      Continues on next page

         Novitron International, Inc.   AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31,

                           (Continued)
                                            1995             1994
CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Proceeds from short-term debt       $  1,011,385        $   5,680
   Proceeds from (payments on)
     long-term debt                           1,397           (6,489)
   Sale of common shares                       -              66,739
   Net cash provided by
     financing activities                 1,012,782           65,930

NET DECREASE IN
 CASH AND CASH EQUIVALENTS               (1,544,683)      (1,468,411)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                    2,508,345        3,407,537
CASH AND CASH EQUIVALENTS
  AT December 31, 1995 and 1994        $    963,662      $ 1,939,126



          The accompanying notes are an integral part of these consolidated financial statements.

           Novitron International, Inc.   AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1995

Basis of Presentation
     The consolidated financial statements included herein were prepared by Novitron International, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at December 31, 1995 and December 31, 1994. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.


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

     (b) Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at December 31, and March 31, 1995:

                              December 31, 1995    March 31, 1995
Cash and money market             $    763,662        $ 1,782,470
investments
Certificate of deposit                 200,000            408,757
U.S. Treasury securities                  -               295,828
Time deposits                             -                21,290
                                  $    963,662        $ 2,508,345


              Novitron International, Inc.   AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995
                                (Continued)

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

     (d) Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at:

                                 December 31, 1995      March 31, 1995
         Raw materials                 $ 1,235,365       $  1,072,724
         Work-in-process                 3,098,183          3,439,258
         Finished goods                  1,161,937            754,999
                                       $ 5,495,485       $  5,266,981

     (e) Revenue Recognition

      The Company recognizes revenue from the sale of products and supplies at the time of shipment.

     (f) Net Income (Loss) per Share

      Net income or (loss) per share for the three and nine month periods ended December 31, 1995 and 1994 is based on the weighted average number of common shares outstanding during the respective fiscal period. Common stock equivalents are not used in the computation of net income per share for the three month period ended December 31, 1995 and the nine month period ended
December 31, 1994 as the resulting dilution is less than 3%.


              Novitron International, Inc.   AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995
                                (Continued)

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



Item  2.   Management's Discussion and Analysis of Financial Condition  and
Results of Operations
Results of Operations

Third Quarter ended December 31, 1995 compared to the Third Quarter ended
December 31, 1994

     Revenue  for the three month period ending December 31, 1995 increased
31.0%  from  the same period one year ago, whereas the nine month  year-to-
date  sales  showed a decline of 1.0% from the corresponding period  ending
December 31, 1994. The increase in revenues for the three month period  was primarily due to a 40.0% increase in sales at Vital Scientific coupled with an  11.0%  strengthening  of  the Dutch Guilder (the  Company's  functional currency)  against the United States Dollar offset by the fiscal year  1995 completion  of  a major contract for NovaChem technology. The  decrease  in revenue  for the nine months ended December 31, 1995 and 1994 was primarily due  to  the aforementioned completed contract offset by the 11.0% increase in the guilder against the dollar.

     The gross margin showed an improvement from 27.4% to 28.0% for the three month period ending December 31, 1994 and 1995, respectively; whereas there was a decrease in the margin from 30.9% to 29.3% for the year-to-date numbers. The quarterly improvement resulted from reduced manufacturing costs which are expected to continue.

     Sales and marketing expenses have increased 6.1% for the nine month comparatives and have decreased 11.2% on a quarterly basis. The increase was primarily attributable to the 11.0% strengthening of the guilder against the dollar. On a quarterly basis, the decrease was largely due to reduced sales commissions at Clinical Data (Australia) Pty. Ltd.

     Research and development expenses increased 11.9% for the nine month period ending December 31 and 24.5% for the three month period. For the year-to-date comparatives, the noted increase was due to the strengthening of the functional currency against the dollar. The quarterly increase was affected by the aforementioned currency fluctuation and by the timing of certain research and development expenses at Vital Scientific and NovaChem
BV.

     General and administrative expenses have decreased 5.0% on a quarterly basis and 14.4% for the nine month comparatives. The declines was due to the fiscal year 1995 completion of a major contract at NovaChem coupled with a reduction of administrative expenses.

     Interest  income  decreased 49.4% for the quarter  ended  December  31 because of fewer funds were available for investment. Comparatives for  the year-to-date  showed  an increase of 1.6% which was partially  due  to  the strengthening of the functional currency against the dollar  and  from  the increased rates of return from the same period last year. Interest  expense increased  112.7%  for  the quarter and 278.5% for the  nine  month  period because  of  the need for additional borrowings. Other income  and  expense consisted primarily of the effect of foreign currency transaction gains and losses on the results of operations.

     For the quarters ended December 31, 1995 and 1994, minority interest was attributable to the 6.0% of Vital Scientific NV not held by the Company. In October 1994, the Company increased its ownership of NovaChem
BV to 60.0% and acquired the remaining 40.0% at March 31, 1995. In accordance with APB No. 18 and Accounting Research Bulletin No. 51, the
Company has recorded 100.0% of the losses incurred during the nine months ending December 31, 1994, approximately $137,000.

Financial Condition and Liquidity

      The decrease in working capital since the Company's fiscal year ended
March 31, 1995 was primarily accounted for by (i) an increase in accounts receivable, (ii) an increase in marketable securities, (iii) an increase in inventory levels, (iv) a decrease in accounts payable, (v) a decrease in taxes payable, and (vi) a decrease in accrued liabilities offset by an increase in short-term borrowings.

     The Company believes that its available funds will continue to provide for  working capital requirements. Approximately $1.3 million of  the  $1.4
million  of  cash  and  cash  equivalents  and  marketable  securities   is
denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected  as  a  separate  component of stockholders'  investment  in  the
balance   sheet.   The  cumulative  translation  exchange   adjustment   in
stockholders' investment is $974,964 at December 31, 1995 and $1,068,490 at
March  31, 1995. Any impact on the Company's liquidity is largely dependent on  the exchange rates in effect at the time the functional currency (Dutch
Guilder)  is  translated to U.S. Dollars. The effects of currency  exchange rates  on  future quarterly or fiscal periods on the results of  operations and liquidity are difficult to estimate.

      There  are no formal hedging procedures employed by the Company.  The
primary  risk  is  to  monetary  assets  and  liabilities  denominated   in
currencies other than the U.S. Dollar. Approximately $11.0 million  of  the
$12.0   million   of  current  assets  reside  in  the  Company's   foreign
subsidiaries.


Part II.  OTHER INFORMATION

Item 1:

      A  former principal of a subsidiary has filed suit with the  Attorney
General  of  Massachusetts  claiming back  wages  are  due  on  an  alleged employment agreement as signed by another former principal in the amount of
$79,750 plus severance. The Company has notified the Attorney General  that the  claim  is  without  merit  and is a  fraud.  The  Company  intends  to
vigorously   defend  against  the  allegation  and  is   seeking   criminal
prosecution of both principals.

Items 2 - 6:

         None



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                        Novitron International, Inc.
                                        (Registrant)




                                        Israel M. Stein MD
Date: February 8, 1996                  Israel M. Stein MD
                                        President




