Form 10-K
period 1996-03-31
NOVITRON INTERNATIONAL INC
filed 1996-06-26
CIK 716646

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    for the fiscal year ended March 31, 1996

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  for the transition period from             to


                                             Commission File Number: 0-12716

                          Novitron International, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                          04-2573920
(State of incorporation)                          (IRS Employer ID Number)

One Gateway Center, Suite 411, Newton, Massachusetts   02158
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(617) 527-9933


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirement for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $7,436,000 based on the average high and low price of the Common Stock as reported by NASDAQ on June 18, 1996.

As of June 18, 1996, there were 3,965,940 shares of the Registrant's Common Stock issued and outstanding.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its 1996 Annual Meeting into Part III of Form 10-K.

                          Novitron International, Inc.

                           ANNUAL REPORT ON FORM 10-K
                        For the Year Ended March 31, 1996

                                Table of Contents
                                                            Page
                                     PART I

Item 1    Business                                                1

Item 2    Properties                                             10

Item 3    Legal Proceedings                                      11

Item 4    Submission of Matters to a Vote of Security Holders    11

                                     PART II

Item 5    Market Price for Registrant's Common Equity and
          Related Stockholder Matters                            12

Item 6    Selected Financial Data                                13

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    14

Item 8    Financial Statements and Supplementary Data            17

Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                 17

                                    PART III

Item 10   Directors and Executive Officers of the Registrant     18

Item 11   Executive Compensation                                 18

Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                         18

Item 13   Certain Relationships and Related Transactions         18

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                    19

Signatures                                                       20

PART I


Item 1.  Business

      Novitron International, Inc.(the "Company") is a multinational corporation focusing operations on scientific instrumentation used in medical and analytical laboratories and in process monitoring in industry. The Company's Dutch subsidiary, Vital Scientific NV ("Vital Scientific"), designs and manufactures scientific instrumentation including blood chemistry analyzers marketed worldwide primarily by E. Merck. The Company's Dutch subsidiary, NovaChem BV("NovaChem"), develops and markets process monitoring spectrophotometers with applications in petrochemical and pharmaceutical production and in environmental monitoring. The Company's subsidiary, Clinical Data (Australia) Pty. Ltd. ("Clinical Data Australia"), distributes diagnostic instruments and assays in the South Pacific and Southeast Asia.

Company History

     Novitron International, Inc. was established in 1972 as Clinical Data, Inc. to develop and market ambulatory electrocardiographic ("ECG") monitoring technology. In 1983, through a series of acquisitions, the Diagnostic Services and Drug Research Services Divisions were formed which combined grew to over $14 million in revenue. As the Company believed that future growth was limited, the former division was sold to United Medical Corporation in February 1990 and the latter was discontinued in March 1991.

     In 1984, the Company acquired a thirty-three percent (33%) equity interest in Vital Scientific. Through a series of transactions between 1985 to 1988 the Company increased its equity participation to fifty-six percent (56%). In 1991, the Company purchased an additional thirty-eight percent (38%) interest in Vital Scientific which increased its equity position to the present ninety-four percent (94%).

      In June 1992, the Company invested in NovaChem BV, a Dutch company formed to develop and market spectrophotometric process monitoring technology. In March 1995, NovaChem BV became a wholly owned subsidiary of the Company.

      In April 1994, to better reflect the Company's diversification into industrial process and environmental monitoring technology, the Company's name was changed from Clinical Data, Inc. to Novitron International, Inc.

VITAL SCIENTIFIC NV

        Vital Scientific, established in 1956 and headquartered in Spankeren/Dieren, The Netherlands, is the nucleus of the Company's operations. Vital Scientific designs, develops, manufactures, and distributes scientific instrumentation for medical and industrial applications. The subsidiary's principal products, marketed under the "Vitalab" tradename, are clinical chemistry analyzers used in medical laboratories.

      Vital Scientific maintains a research and development group of fourteen professionals augmented by contract personnel which include the disciplines of mechanical and electronic engineering and software system design and programming. Its machining and electronic assembly operations are CNC based and highly automated. Vital Scientific manufactures precision metal and plastic mechanical components to the high tolerances required in optical and electromechanical instrumentation.

     A strategic partnership has existed since 1990 between Vital Scientific and
E. Merck for the development and marketing of instrumentation for the clinical laboratory. Under the terms of a series of agreements, Vital Scientific manufactures and E. Merck distributes worldwide, certain clinical chemistry analyzers dual-labeled with the Merck and Vital Scientific logos.

     E. Merck is a leading provider of diagnostic reagents. Vital Scientific has over forty(40) years of experience in designing and manufacturing analyzers for the clinical laboratory. The joint development and marketing agreements allow E. Merck to offer combined instrumentation and reagent systems designed to satisfy the needs of the clinical laboratory market.

     The arrangements with E. Merck do not preclude other strategic arrangements between Vital Scientific and other reagent manufacturers. During this past year, Vital Scientific has been actively marketing its instrument development and production capabilities to other potential companies in markets and fields not conflicting with its present strategic partnerships.

       In January 1996, Vital Scientific signed an agreement with Hycor Biomedical, Inc. of Irvine, California for the design and manufacture of an automated instrument tailored for use with Hycor's allergy and auto-immune diagnostic assays. The agreement, which covers a four year period, calls for the exclusive worldwide distribution of the instrument by Hycor Biomedical. The collaboration with Hycor Biomedical offers the opportunity to diversify Vital Scientific's instrumentation knowledge base into new diagnostic fields.

     During fiscal 1996, Vital Scientific obtained ISO 9002 certification and is expecting ISO 9001 approval in the coming year.

Marketing and Distribution

      At present E. Merck is distributing internationally three instruments designed and manufactured by Vital Scientific. Sales to E. Merck represented approximately eighty-four percent (84%) and sixty-three percent (63%) of the Company's revenues during fiscal 1996 and 1995, respectively.

      Vital Scientific also maintains a dealer network for marketing certain instruments in Europe, the Far East, China and Russia. During fiscal 1995, Vital Scientific added a salesperson whose efforts are targeted at developing OEM business opportunities.

Product Development

      During  fiscal  1996,  1995,  and 1994, the  Company  spent  approximately
$1,110,000,   $1,217,000,  and  $1,074,000,  respectively,   on   research   and
development at Vital Scientific.

      Six new models of clinical chemistry analyzers were developed in the past seven (7) years. The MicroLab 200, the Vitalab Eclipse,the Vitalab Eclipse Plus, the Vitalab Eclair, the Vitalab Selectra and the Vitalab Selectra II.The top-of-the-line Vitalab Selectra II is a patient selective, high throughput clinical chemistry analyzer, capable of a wide range of routine, immunologic and esoteric testing. The instrument, designed for use with Merck diagnostics, targets the hospital and alternative care markets. Vital Scientific believes that the unique robotic features, the user friendly user interface and the wide range of applicable reagents for the Vitalab Selectra II provide its target market with state-of-the-art affordable "walk-away" testing capability.

      Research and development efforts at Vital Scientific are expected to accelerate during fiscal 1997. The Company intends to develop new products and/or services where the Company perceives a demand and believes the product or service may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Competition

      In developing instruments for dual-label and private label sales by third parties, the Company competes with numerous other companies to establish relationships in Europe and the United States. These include the Kollsman division of the Sequa Corporation, Wilj International and many other smaller
European and American companies. The Company believes that it competes on its capabilities, the quality of its products, and its ability to produce in a timely fashion.

      In the sale of clinical chemistry analyzers, the Company experiences intense competition in the marketplace. Worldwide there are over fifteen companies, many of which have substantially greater resources than Vital Scientific or our strategic partner E. Merck. The Company competes on the basis of specialized features of its technology, added value, simplicity of operation, high performance-to-cost ratio, compatibility of instruments with reagents of various manufacturers, and strategic marketing alliances.

CLINICAL DATA(AUSTRALIA) PTY. LTD.

      Clinical Data Australia was formed in July 1992 and is responsible for the sale of Vital Scientific products in Australia, New Zealand, and the South Pacific. Clinical Data Australia also oversees Vital Scientific instrument sales to the People's Republic of China through a Hong Kong affiliate of the Company, Linkyears International Ltd.

      Clinical Data Australia's mission is also to provide the Company with direct access to the instrument and reagent sectors of the diagnostics market. Australia was chosen as the location because the Company had a capable marketing individual available on-site and Australian medicine provides an ideal blend of the characteristics found in Europe and the United States. The Company's competitors also use Australia as a "test market" for new products.

     To support these strategic marketing activities, the Company recognized the opportunity to establish a "non-aligned" diagnostics distribution business that was ideally positioned to represent smaller European and U.S. companies. The activities of Vital Scientific in the OEM market provided Clinical Data Australia with unique access to a wide range of suppliers seeking distribution in Australia.

      Clinical  Data Australia currently represents the following  companies  in
Australia:

    Hycor Biomedical- Urinalysis Systems and Consumables
    E. Merck- Clinical Chemistry Reagents
    Heinrich Amelung GmbH- Coagulation Analyzers
    Nycomed Pharma- QC Sera and Cell Biology Products
    R&R Mechatronics- ESR Analyzers
    Vital Scientific- Clinical Chemistry Analyzers
    Medical Specialties International- Hematology Controls
    Sigma Diagnostics - wide range of diagnostics

      The Hycor Biomedical line was launched in 1995 and has proven to be very successful. The product is the leading urinalysis system in Australia with a market share of approximately 65%.

      Beginning in January 1996, Clinical Data Australia has been appointed the exclusive distributor in Australia for Sigma Diagnosticsr. This company has, until now, operated as a catalogue based supplier with a number of non-exclusive distributors. A major "launch" of this product range is now underway and Clinical Data Australia anticipates that this line will be a major contributor to its growth.

     Sales to Linkyears International Ltd. destined for the People's Republic of China represented approximately seven percent (7%) and four percent (4%) of the Company's revenues during fiscal 1996 and 1995, respectively.

NOVACHEM BV

     NovaChem was established in August 1992 to develop and market on-line,real-time, spectrophotometric process monitors. Located in Spankeren/Dieren, The Netherlands, NovaChem has developed a series of applications for the use of diode-array spectroscopy which include the monitoring of Claus Plant sulfur recovery, and the measurement of sulfur dioxide, oxides of nitrogen, and ammonia in stack emissions. The technology has also been proven effective in controlling ethylene glycol manufacture, refining cobalt, and monitoring the clean-in-place process in the production of pharmaceuticals.

      The technology originally marketed by NovaChem was developed by and licensed from another company. In January 1996, NovaChem introduced the Mark II-IPM Process Analyzer, a new generation of industrial process monitors. Designed and developed by NovaChem, the Mark II- IPM represents a major step forward in the advancement of state of the art solid state, fiber-optic, diode-array technology specifically designed for process control applications.

      This new proprietary development introduces over twelve advancements in spectroscopic hardware, user interface, and chemometric software as compared to earlier models. In addition, the new Mark II- IPM Process Analyzer complies with all requirements necessary to obtain the CE marking. This new generation of diode-array process analyzers is the result of a major development effort by a newly assembled expert team whose task is to expand the company's proprietary technology base.

      NovaChem's products are production engineered and manufactured by Vital Scientific.

Marketing and Distribution

     The market for process monitoring instrumentation has evolved from a demand for on-line, real-time analytical techniques similar to those employed in the industrial laboratory. The market, international in scope, is driven by solving specific processing application problems. The market is characterized by having many small niches with specialized vendors. Success factors in this market include an in-depth knowledge of end-user processing, active product development, international market targeting, a reputation for stability and service, and strategic planning.

      NovaChem's technology is marketed in Europe, South America and Asia, through established dealers in the process monitoring industry. Distributors are engaged in The Netherlands, Belgium, France, Sweden, Eastern Europe, Brazil, South Korea and Taiwan.

       In fiscal 1995, NovaChem commenced the marketing of its process instrumentation in North America. A national sales/marketing manager and technical support were added to create the American branch of the company. Manufacturer's representatives have been recruited in five regional U.S. locations and in Mexico City.

Product Development

      During fiscal 1996 and 1995, NovaChem spent approximately $144,000 and $260,000, respectively, on research and development. Resources were also used for the development of related sampling systems necessary for the coupling of the diode-array monitor to the process line.

Competition

      In developing and marketing instruments for process monitoring, NovaChem competes with many companies in Europe and the United States. These include Ametek, Applied Systems, Western Research, Applied Analytics and numerous others. The Company believes that it competes on the basis of specialized features of its technology, simplicity of operation, high performance-to-cost ratio, and quality of its products. The above notwithstanding, many of its competitors have greater financial and marketing resources than NovaChem.

OTHER BUSINESS MATTERS

Government Regulation

     Where necessary, the Company has obtained government approval to market its products and may have to obtain prior approval of certain European regulatory bodies or the Food and Drug Administration ("FDA") to market products which it may develop. Domestically, certain of the Company's products are classified as medical devices under the Federal Food, Drug and Cosmetics Act. As such, if and when these products are offered for sale in the United States, these products are subject to regulation by the FDA. The cost of obtaining such approvals may be high and the process lengthy, with no assurance that such approvals will be obtained.

      To date, neither the FDA nor the European medical regulatory bodies have developed industry-wide performance standards with respect to the safety and effectiveness of the products presently marketed by the Company. Although the Company intends to use reasonable efforts to comply with international standards, when and if developed, there can be no assurance that all the Company's products will so comply. Any failure to receive approvals for the Company's future products, or noncompliance with any international performance standards promulgated in the future, could have a material adverse effect on the Company. Furthermore, any material change in the existing rules and regulations or any new regulations developed might adversely affect the Company.

      The Company's subsidiaries comply with European CE regulations and Vital Scientific is ISO 9002 approved.

      The instruments developed by NovaChem for the environmental market may now or in the future require certification by governmental authorities. Any failure to receive approvals for such products could have a material adverse effect on this investment.

Patents

      The Company or its subsidiaries own or have applied for patents and trademarks on certain of their products. However, the Company does not believe that its business as a whole is or will be materially dependent upon the protection afforded by such patents or trademarks, and a substantial majority of the Company's revenues are attributable to products without patent protection.

Warranty and Product Liability

     After an in-depth evaluation of the potential liabilities from the sales of instrumentation and the high premium costs related thereto, the Company decided to self-insure. The Company believes that the potential risk from international instrumentation sales is low in view of its past loss experience.

      Warranty expenses during fiscal 1996 were approximately one and one-half percent (1.5%) of product revenue versus two percent (2%) for fiscal 1995.

Production and Availability of Raw Materials

      The Company's manufacturing operations require a variety of purchased components. The Company purchases these components in sufficient quantities to take advantage of price discounts and currently has an adequate inventory. Most of the components are available from multiple sources and the Company anticipates that they will continue to be readily available. Certain components and supplies are available from single sources only. If such suppliers should fail in deliveries, delays in production could result. However, these components and supplies are generally not manufactured to the Company's specifications, but are produced for other applications, and the Company believes that they will continue to be available in the foreseeable future. In addition, the Company, where appropriate, has placed scheduled blanket purchase orders, has placed a sufficient number of such components in inventory, or has provided vendors with greater lead time for filling orders for such components.

Backlog

      At the close of the fiscal year ended March 31, 1996, the Company had a backlog of approximately $783,000 as compared to $4,200,000 in 1995. The backlog at the end of fiscal 1996 represents products to be delivered by Vital Scientific and NovaChem. It is anticipated that all of the existing backlog will be filled by shipments during fiscal 1997. Deliveries are now being made within 30 after the receipt of an order.

Seasonality

     The Company does not believe that its business has any significant seasonal factors.

Employees

      The  Company  had  one  hundred  and fourteen (114) full,  part-time,  and temporary employees as of March 31, 1996. One hundred three (103) of these employees are employed by Vital Scientific, four (4) are employed by NovaChem, five (5) are employed by Clinical Data Australia, and two (2) are employed by Novitron International, Inc.

Environmental matters

      The Company does not believe that compliance with Federal, State or Local regulations relating to the protection of the environment have any material effect on the Company's financial or competitive position.

Significant Customers

      The loss of the Company's major customer would have a significant material adverse impact on the Company.

Industry Segments

      The information required by this section is specified in Note 12 in the accompanying notes to consolidated financial statements.

Executive Officers of the Registrant

      Subject to the discretion of the Board of Directors, officers serve for a one(1) year term expiring with the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

      Israel M. Stein, M.D., 53, has served as Chairman of the Board since 1972 and as President from 1972 until February 1988, and again since February 1989. Dr. Stein is a graduate of the Albert Einstein College of Medicine, a member of Alpha Omega Alpha, and is a Salk Scholar of the City University of New York. Prior to joining the Company, Dr. Stein served as Senior Assistant Surgeon at The National Institutes of Health and as a resident at Harvard Medical School.

      Adrian Tennyenhuis, 45, Senior Vice President of the Company is currently also the Managing Director of Clinical Data(Australia) Pty. Ltd.. Mr. Tennyenhuis was formerly the Managing Director of Vital Scientific NV from 1989 to 1991. Prior to joining the Company, he held increasingly senior sales and marketing positions with Behring Diagnostics.

      Emile Hugen, 51, has been the Managing Director of Vital Scientific NV since October 1991. With over 25 years of increasing management responsibility in manufacturing and operations at Vital Scientific, Mr. Hugen is an experienced operating officer of the Company.

Item 2.  Properties

      The Company leases approximately 1,000 square feet of office space in Newton under a lease expiring in December, 2000.

      Vital Scientific leases approximately 35,000 square feet in Dieren, The Netherlands. The facility was designed specifically for the Company's needs, but was financed entirely by an unrelated third party. The facility, with an estimated production capacity on single shift of over $22 million, is leased until the year 2008 with renewal and expansion options.

      NovaChem occupies approximately 1,000 square feet of office space in Newton, and small offices in Pittsburgh and Dieren, The Netherlands under a series of short term leases.

      Clinical Data Australia occupies approximately 2,000 square feet of office and warehousing space in Castle Hill, New South Wales under a lease expiring in February 1999.

      The Company believes its current facilities are adequate for its planned needs in the near future.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II


Item  5.  Market  for  Registrant's Common Equity and  Related  Security  Holder
Matters

a)    Market information: The Company's Common Stock trades on the NASDAQ  Stock
Market  under the symbol NOVI. The following table sets forth the range of  high and  low  sale prices per share of Common Stock for each quarter in fiscal  1996 and 1995 as reported by the NASDAQ Stock Market.

                                                Prices
Fiscal Year Ended March 31, 1996           High       Low
                        First Quarter      $5.75      $4.50
                        Second Quarter     $5.75      $4.375
                        Third Quarter      $5.25      $2.875
                        Fourth Quarter     $4.00      $2.50
Fiscal Year Ended March 31, 1995           High       Low
                        First Quarter      $4.75      $3.75
                        Second Quarter     $5.50      $3.25
                        Third Quarter      $7.625     $5.125
                        Fourth Quarter     $6.125     $4.50

b) The approximate number of holders of record and beneficial owners of the Company's Common Stock at March 31, 1996 and March 31, 1995 were 299 and 1,300, and 299 and 1,300, respectively .

c) The Company presently intends to reinvest earnings, if any, for use in its business and therefore does not expect to pay any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data


      The following table summarizes certain selected consolidated data and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. No cash dividends have been declared during the periods presented below.


                                    Fiscal Year Ended March 31
                         (In thousands, except per share amounts)

                                  1996    1995    1994    1993    1992a
Income Statement Data
Revenues                        $17,908  $16,818 $11,920  $15,406 $10,862

Gross profit                    $ 5,002  $ 5,220 $ 3,602  $ 6,342 $ 4,140

Net income(loss)                $(1,506) $ (228) $(1,121) $ 1,344 $   467

Net income(loss)                $  (.38) $ (.06) $  (.28) $   .34 $   .12

Weighted average common
  shares outstanding              3,966   3,982    3,965    3,949   3,948


a Per share amounts have been retroactively adjusted to reflect the 3:2 stock split.

Balance Sheet Data
Working Capital                 $ 5,277  $ 7,334 $ 3,214  $ 6,552 $ 5,295
Total Assets                    $12,294  $15,075 $12,354  $14,490 $12,770
Long-Term Debt Obligations      $    54  $    98 $   104  $   129 $   -
Stockholders' Investment        $ 6,192  $ 7,981 $ 7,040  $ 8,551 $ 7,141


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company used approximately $1,084,000 in its operations during fiscal year 1996, primarily resulting from the Company's net loss and a decrease in working capital. The decrease in working capital at March 31, 1996, as compared to March 31, 1995, results from funds used to decrease accounts payable and accrued income taxes as well as from an increase in the level of accounts receivable in fiscal year 1996. During fiscal 1996, the Company used approximately $460,000 in investing activities; funds were used for investment in marketable securities and to purchase capital equipment. There were no material cash flows provided by or used in financing activities. The Company's sources of cash include cash balances and a 5,000,000 Dutch Guilder line of credit from a Dutch bank. The Company believes that available funds will provide it with sufficient working capital through fiscal year 1997.

      In an effort to expand and diversify the Company's business, the Company continues to search for acquisition opportunities. The Company currently does not have any agreements or understandings with respect to any such opportunities and there can be no assurances that any potential opportunities, if identified, will be consummated.

Results of Operations

Fiscal Year ended March 31, 1996 compared to Fiscal Year ended March 31, 1995

      Consolidated revenues for fiscal year 1996 of $17,908,000 have increased six and one half percent (6.5%) from the fiscal year 1995 revenues of $16,818,000. The increase in revenues is primarily due to the eight and one-half percent (8.5%) strengthening of the Company's functional currency, the Dutch Guilder, against the dollar. Revenues improved at Vital Scientific and Clinical Data Australia from increased sales volumes to E. Merck and to the People's Republic of China, respectively, but were offset by reduced sales volume of NovaChem technology. The Company did not derive any substantial sales revenue from price increases.

      The gross margin decreased from 31% for fiscal year 1995 to 28% for fiscal year 1996 principally as a result of competitive pressure impacting the selling price of certain Vital Scientific instruments.

      Sales and marketing expenses increased $274,000, or 25% from fiscal year 1995. The increases are predominantly located at Clinical Data Australia which had increased sales commissions due on larger sales and at Vital Scientific which had increased warranty expenses as compared to the prior year. Costs also increased because of the Dutch Guilder's strengthening against the dollar.

      Research and development charges declined by $208,000 or 14% when compared to the prior year. This reduction was primarily because Vital Scientific entered into a collaborative research agreement with Hycor Biomedical, who is absorbing certain research and development expenses associated with the development work performed on the above mentioned projects (see Part I,page 2), combined with the timing of certain projects.

      General and administrative expenses also declined from last year. The decrease of $420,000 or 15.5% was a result of cost containment implemented by the Company as well as a decreased use of outside consultants.

      The write-down of certain assets relating to NovaChem BV reflects the Company's judgment that the carrying value of goodwill recorded in connection with its investment in NovaChem BV was impaired at March 31, 1996 due in part to the fact that the technology acquired with this purchase became technologically obsolete with the introduction of the Mark II- IPM Process Analyzer. In addition, the Company wrote off inventory which incorporated technology that was acquired in this investment.

      Interest income decreased and interest expense increased when compared to fiscal year 1995. The Company had fewer funds for investment and borrowed funds under its line of credit.

      For fiscal 1996 and 1995, minority interest is attributable to the six percent (6%) of Vital Scientific not held by the Company. Although the Company owned only 52% of NovaChem as of April 1, 1994, the minority interests were unable to fund their share of losses so the Company was required to recognize all of the losses of NovaChem during fiscal year 1995. As of March 31, 1995, NovaChem became a wholly-owned subsidiary of the Company. See the discussion of operations comparing fiscal year 1995 to 1994 for further details about the NovaChem acquisition and the recording of the losses during fiscal year 1995.

      The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (Please refer to Note 10 in the Notes to the Consolidated Financial Statements.) Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the functional currency, Dutch Guilders, is translated into U.S. Dollars. Approximately $871,000 of the $1,019,000 of cash and cash equivalents and marketable securities is denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected as a separate component of stockholders' investment in the balance sheet. The cumulative translation exchange adjustment in stockholders' investment is six percent (6%) of the total assets as reflected on the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

     There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $10.3 million of the $11.1 million of current assets reside in the Company's foreign subsidiaries.

Fiscal Year ended March 31, 1995 compared to Fiscal Year ended March 31, 1994

     Consolidated revenues for fiscal 1995 of $16,818,000 increased by forty-one percent (41%) as compared to $11,920,000 reported in fiscal 1994. The prices for the Company's products remained relatively constant during fiscal 1995. The increase in revenues resulted primarily from (i) increased unit sales by Vital Scientific to E. Merck, and (ii) sales by Spectronetics NV of NovaChem's sulfur recovery monitoring technology to Russia's Gazprom. The results were also favorably impacted by approximately seven percent (7%) due to the strengthening of the Dutch Guilder against the U.S. Dollar during the fiscal year.

     The increase in the gross margin between years from 30.2% at March 31, 1994 to 31.0% at March 31, 1995 reflected sales of NovaChem technology with higher margins offset by competitive pricing pressure impacting the pricing of certain of Vital Scientific's instruments in certain markets.

      Sales and marketing expenses increased by $146,000, or 15%, during fiscal 1995. Seventy-five thousand dollars was attributable to currency fluctuation, while the remainder resulted from the inclusion of NovaChem for a full year in the consolidated operating results as compared to five months in fiscal 1994, offset by a decrease in sales and marketing expenses at Clinical Data Australia.

      Research and development expenses increased $292,000, or 25%, from fiscal 1994. The increase was largely due to the strengthening of the Dutch Guilder relative to the U.S. Dollar coupled with the inclusion of twelve months of NovaChem's research and development expenses into the operating results of fiscal 1995 as compared to five months during fiscal 1994.

      General  and  administrative expenses increased less than 1%  from  fiscal
1994.

      Interest income decreased between years as the result of a lower level of investment.

      For fiscal 1995 and 1994, minority interest is attributable to the six percent (6%) of Vital Scientific not held by the Company. From April 1 through October 31, 1993, the Company beneficially owned thirty-five percent (35%) of NovaChem and recorded losses equal to thirty-five(35%) of the losses of NovaChem shown on a separate line on the consolidated income statement. In October 1993, the Company increased its ownership of NovaChem to fifty-two percent (52%). Effective October 4, 1994, ownership in NovaChem was increased to 60% and as of March 31, 1995, NovaChem became a wholly owned subsidiary. In accordance with APB No. 18 and Accounting Research Bulletin No. 51, the Company recorded one hundred percent (100%) of the losses of NovaChem since October 31, 1993 because the minority interests were unable to fund their portion of the losses of NovaChem. During fiscal 1995 and 1994, these losses approximated $235,000 and $421,000, respectively.

      The effect of foreign currency transaction exchange on the results of operations is included in other income and is not material to the financial statements. (Please refer to Note 10 in the notes to consolidated financial statements.) Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the functional currency, Dutch Guilders, is translated into U.S. Dollars. Approximately $1.8 million of the $2.5 million of cash and cash equivalents and marketable securities is denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected as a separate component of stockholders' investment in the balance sheet. The cumulative translation exchange adjustment in stockholders' investment is seven percent(7%) of the total assets as reflected on the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations and liquidity are difficult to estimate.

Item 8. Financial Statements and Supplementary Data

      See Index to the Company's Financial Statements filed as part of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference to the table appearing under the caption "Election of Directors" in the Company's definitive 1996 Proxy Statement for its Annual Meeting of Stockholders to be held on September 10, 1996.

Item 11.  Executive Compensation

      The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's definitive 1996 Proxy Statement for its Annual Meeting of Stockholders to be held on September 10, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company's definitive 1996 Proxy Statement for its Annual Meeting of Stockholders to be held on September 10, 1996.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company's definitive 1996 Proxy Statement for its Annual Meeting of Stockholders to be held on September 10, 1996.

PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this Form 10-K

     1. Financial Statements. The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-K.

     2. Financial Statement Schedules. The Financial Statement Schedules listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-K.

     3. Exhibits. The exhibits which are filed with this Report or which are incorporated herein by reference are listed in the Exhibit Index filed as part of this Form 10-K.

     (b)  Reports on Form 8-K

           Report on Form 8-K filed during the fourth quarter ended March 31, 1995.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          NOVITRON INTERNATIONAL, INC.




                                        Israel M. Stein, M.D.
                                        Israel M. Stein, M.D.
Dated:  June 24, 1996                   Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  June 24, 1996                    Israel M. Stein, M.D.
                                        Israel M. Stein, M.D.
                                        Chairman of the Board
                                        Principal Executive Officer



Date:  June 24, 1996                    Arthur B. Malman
                                        Arthur B. Malman
                                        Director



Date:  June 24, 1996                    Gordon Baty, Ph.D.
                                        Gordon Baty, Ph.D.
                                        Director

                   Novitron International, Inc. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements                           Page

Report of Independent Public Accountants                      22

Consolidated Balance Sheets at March 31, 1996 and 1995        23

Consolidated Statements of Operations for the Years Ended
March 31, 1996, 1995 and 1994                                 25

Consolidated Statements of Stockholders' Investment for the
Years Ended March 31, 1996, 1995 and 1994                     26

Consolidated Statements of Cash Flows for the Years Ended
March 31, 1996, 1995 and 1994                                 27

Notes to Consolidated Financial Statements                    30


Consolidated Financial Statement Schedule

Schedule II- Valuation and Qualifying Accounts                41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novitron International, Inc.:

       We have audited the accompanying consolidated balance sheets of NOVITRON INTERNATIONAL, INC. (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       ARTHUR ANDERSEN LLP


Boston, Massachusetts
June 19, 1996


                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1996 AND 1995

ASSETS
                                           1 9 9 6        1 9 9 5
CURRENT ASSETS:
  Cash and cash equivalents                $  1,018,501   $  2,508,345
  Marketable securities                         349,043        -
  Accounts receivable, less
    reserves of $119,000 and $112,000
    in 1996 and 1995, respectively            4,760,880      4,046,517
  Inventories                                 4,615,179      5,266,981
  Prepaid expenses                              186,530        490,277
  Other current assets                          142,073          5,764
       Total current assets                  11,072,206     12,317,884

EQUIPMENT, at cost:
  Manufacturing and computer equipment        2,999,413      3,098,212
  Furniture and fixtures                        866,606        852,240
  Leasehold improvements                        261,565        278,297
  Vehicles                                      109,854        100,946
                                              4,237,438      4,329,695
  Less: Accumulated depreciation
    and amortization                          3,387,058      3,153,830
                                                850,380      1,175,865
OTHER ASSETS, net                               371,380      1,580,997
                                           $ 12,293,966   $ 15,074,746

The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1996 AND 1995
                                   (continued)


LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              1 9 9 6      1 9 9 5
CURRENT LIABILITIES:
  Short-term notes payable and current
   portion of long-term debt               $   589,410   $   533,951
  Accounts payable                           3,068,839     3,810,884
  Accrued expenses                           1,566,139     1,444,255
  Customer advances                            220,115       235,471
  Accrued income taxes                         350,820       718,640
        Total current liabilities            5,795,323     6,743,201
LONG-TERM DEBT, net of current portion          53,563        97,766
MINORITY INTEREST                              252,935       252,734

COMMITMENTS AND CONTINGENCIES:
(Note 4)

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value,
    Authorized: 1,000,000 shares
    Issued and outstanding: none
  Common stock, $.01 par value,
    Authorized: 6,000,000 shares
    Issued and outstanding:
     3,965,940 shares in 1996 and 1995          39,660        39,660
  Capital in excess of par value             4,855,950     4,855,950
  Cumulative translation adjustment            785,223     1,068,490
  Retained earnings                            511,312     2,016,945
       Total stockholders' investment        6,192,145     7,981,045
                                           $12,293,966   $15,074,746

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                              1 9 9 6           1 9 9 5       1 9 9 4
REVENUES                      $17,908,364       $16,818,276  $11,920,245
COST OF REVENUES               12,906,518        11,598,567    8,317,994
Gross profit                    5,001,846         5,219,709    3,602,251
OPERATING EXPENSES:
 Sales and marketing            1,373,767         1,099,988      954,007
 Research and development       1,252,396         1,460,443    1,168,727
 General and administrative     2,286,951         2,707,526    2,695,928
 Write-down of certain assets
  relating to NovaChem BV
  (Note 2)                      1,279,871             -           -
                                6,192,985         5,267,957    4,818,662
Loss from operations           (1,191,139)          (48,248)  (1,216,411)
Interest expense                 (106,622)          (59,511)     (34,208)
Interest income                    63,979           112,713      163,069
Other income (expense), net       (61,723)          (13,777)      43,792
                               (1,295,505)           (8,823)  (1,043,758)
Provision for (Benefit from)
  income taxes                    196,000           206,000     (122,000)
                               (1,491,505)         (214,823)    (921,758)
Equity in loss of NovaChem BV       -                   -       (198,116)
Minority interest                 (14,128)          (13,412)      (1,270)
Net loss                      $(1,505,633)      $  (228,235) $(1,121,144)

Net loss per share            $     (0.38)      $     (0.06) $     (0.28)
Weighted average common
  shares outstanding            3,965,940         3,981,571    3,965,397

The accompanying notes are an integral part of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                   Common Stock              Capital in         Cumulative       Treasury
                                   Number of                 Excess of          Translation      Stock         Retained
                                   Shares      Par Value     Par Value          Adjustment       at Cost       Earnings

BALANCE at March 31, 1993          3,966,039   $39,660       $4,896,280         $248,499         $-            $3,366,324

  Sale of common stock             12,500       126           2,918              -                -             -

  Issuance of common stock in
   connection with the
   acquisition of
   additional interest
   in NovaChem                     46,500       465           214,597            -                -             -

  Purchase of treasury stock       -            -             -                  -               (330,550)      -

  Translation adjustment           -            -             -                 (277,094)         -             -

  Net loss                         -            -             -                  -                -            (1,121,144)
BALANCE at March 31, 1994          4,025,039    40,251        5,113,795         (28,595)         (330,550)      2,245,180
  Sale of common stock             15,201       152           17,212             -                -             -
  Issuance of common stock in
    connection with the
    acquisition of
    additional interest
    in NovaChem                    11,000       110           56,140             -                -             -

  Retirement of treasury stock    (85,000)     (850)         (329,700)           -                330,550       -

  Retirement of common stock      (300)        (3)           (1,497)             -                -             -

  Translation adjustment           -            -             -                  1,097,085        -             -

  Net loss                         -            -             -                  -                -            (228,235)
BALANCE at March 31, 1995          3,965,940    39,660        4,855,950          1,068,490        -             2,016,945

  Translation adjustment           -            -             -                 (283,267)         -             -

   Net loss                        -            -             -                  -                -            (1,505,633)
BALANCE at March 31, 1996          3,965,940   $39,660       $4,855,950        $785,223          $-            $511,312


The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                      1 9 9 6     1 9 9 5      1 9 9 4

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                          $ (1,505,633) $   (228,235) $ (1,121,144)
  Adjustments to reconcile
    net loss to net
    cash provided by (used in)
    operating activities-
      Depreciation and amortization      529,625       611,129       496,982
      Write-off of goodwill
       associated with acquisition
       of NovaChem BV                  1,051,682        -            -
      Equity in loss of NovaChem BV         -           -            198,116
      Minority interest                   14,128        13,412         1,270
      Accounts receivable             (1,007,016)     (758,852)    2,035,483
      Inventories                        320,514    (1,660,524)      350,148
      Prepaid expenses                   281,267      (104,693)     (169,544)
      Other current assets              (140,761)       16,178       133,441
      Accounts payable                  (516,637)    1,169,109      (566,360)
      Accrued expenses                   216,140       177,217      (490,262)
      Customer advances                     (112)     (237,356)      202,120
      Accrued income taxes              (327,214)     (633,248)      (61,982)
       Net cash provided by
       (used in)
       operating activities           (1,084,017)   (1,635,863)    1,008,268

CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Marketable securities               (349,043)      699,607       203,035
    Other assets                           1,039           298       451,328
    Purchase of equipment               (207,328)     (424,566)     (415,601)
    Sale of equipment                     15,729        82,600        24,639
    Investment in NovaChem BV               -           -           (400,000)
    Other including foreign exchange
      effects on cash                     79,978       175,459       116,507
      Net cash provided by (used in)
          investing activities          (459,625)      533,398       (20,092)


Continues on page 28

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                   (Continued)

                                        1 9 9 6       1 9 9 5        1 9 9 4

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from
     short-term notes payable       $     92,858  $    216,521  $    -
    Payments on
      long-term debt                     (39,060)      (29,112)      (24,823)
    Sale of common stock                    -           17,364         3,044
    Retirement of common stock              -           (1,500)      -
    Purchase of treasury stock              -              -        (330,550)
     Net cash provided by(used in)
       financing activities               53,798       203,273      (352,329)
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS           (1,489,844)     (899,192)      635,847

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                    2,508,345     3,407,537     2,771,690
CASH AND CASH EQUIVALENTS,
   END OF YEAR                      $  1,018,501  $  2,508,345  $  3,407,537

Continues on page 29


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                   (Continued)


                                         1 9 9 6      1 9 9 5       1 9 9 4

Supplemental disclosure of  cash flow information:
   Cash paid during the year for:
    Interest                        $    130,512  $    47,675  $      35,911
    Income taxes                         459,033      799,134         58,199

Supplemental disclosure of noncash investing and financing activities:
Retirement of treasury stock        $      -      $   330,550  $     -
Issuance of common stock in
connection with the acquisition
of additional interest of
NovaChem BV                         $      -      $   (56,250) $     -

Acquisition of majority interest of NovaChem BV
Fair value of assets acquired       $      -      $      -     $  1,094,000
Less: Cash paid for common stock           -             -         (200,000)
      Conversion of notes payable          -             -         (550,000)
      Issuance of common stock             -             -         (215,000)
Plus: Previously recorded losses           -             -          271,000
Liabilities assumed                 $      -      $      -     $    400,000

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


(1) Operations and Accounting Policies

      Novitron International, Inc.("the Company") is a multinational company which, through its subsidiaries, designs, manufactures and markets instrumentation used in clinical and analytical laboratories and in process monitoring in industry. The Company's Dutch subsidiary, Vital Scientific NV, designs and manufactures scientific instrumentation, including blood chemistry analyzers. NovaChem BV, another Dutch subsidiary, develops and markets process analyzers used in the production of petrochemicals and pharmaceuticals and in environmental monitoring. To better reflect this effort at diversification, on April 12, 1994, the Company's name was changed from Clinical Data, Inc. to Novitron International, Inc.

      The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

(a)  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd., NovaChem BV, Spectronetics NV, and Vital Scientific NV (94% owned subsidiary). All significant intercompany accounts and transactions have been eliminated in consolidation.


(b) Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at March 31, 1996 and 1995:

                                      1 9 9 6       1 9 9 5
Cash and money market investments   $   914,874   $  1,782,470
Certificate of deposit                  100,000        408,757
U.S. Treasury securities                  -            295,828
Time deposits                             3,627         21,290
                                    $ 1,018,501   $  2,508,345

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(1) Operations and Accounting Policies(continued)

(c) Marketable Securities

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), effective April 1, 1994. Under SFAS No. 115, marketable securities which the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held-to-maturity" securities. The adoption of SFAS No. 115 did not have a material effect on the Company's financial position or results of operations. For the period ended March 31, 1996, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value.

(d) Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at March 31, 1996 and 1995:

                                        1 9 9 6       1 9 9 5
Raw materials                       $   686,723   $  1,072,724
Work-in-process                       2,536,392      3,439,258
Finished goods                        1,392,064        754,999
                                    $ 4,615,179   $  5,266,981

(e) Revenue Recognition

      The Company generally recognizes revenue from the sale of products and supplies at the time of shipment.

(f) Depreciation and Amortization of Equipment and Intangibles

      The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of equipment and intangibles over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:


Asset Classification                       Useful Lives
Manufacturing  and computer equipment       3- 7 years
Furniture and fixtures                      3- 7 years
Leasehold improvements                         5 years
Vehicles                                    3- 5 years
Goodwill                                   15-20 years


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1) Operations and Accounting Policies (continued)

     (f) Depreciation and Amortization of Equipment and Intangibles(continued)

      The Company adopted Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"), effective April 1, 1995. SFAS No. 121 requires the Company to continually evaluate whether events and circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At March 31, 1996, the Company's remaining goodwill relates to its investment in Vital Scientific NV.

(g) Net Loss Per Share

      The net loss per share in fiscal 1996, 1995 and 1994 is based on the weighted average number of common shares outstanding during the respective fiscal years.

(h) Foreign Currency Translation

     The Company accounts for foreign currency transaction and translation gains and losses in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The functional currency of the Company's foreign subsidiaries is the Dutch Guilder. The translation adjustment required to report these subsidiaries' financial statements in U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders' investment in the accompanying consolidated balance sheets. Gains and losses resulting from translating asset and liability accounts which are denominated in currencies other than the functional currency are included in other income (expense).Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

(i) Postretirement Benefits

     The Company has no obligations for postretirement benefits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                   (Continued)


(1) Operations and Accounting Policies (continued)

(j) Management's Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k) Warranty Policy

      The Company provides a warranty on its manufactured products for one year which covers parts and materials.

(l) Financial Instruments

      The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and long-term debt, approximates their carrying value.

(m) Concentration of Credit Risk

      Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions. See Notes 8 and 12 for significant customers and financial information by geographic area, respectively.

(2)  Write-down of Certain Assets Relating to NovaChem BV

      In accordance with SFAS No. 121, the Company has determined that the carrying value of the goodwill recorded in connection with its investment in NovaChem BV was impaired at March 31, 1996. Accordingly, the Company recorded a charge of $1,052,000 relating to the write-off of goodwill. In addition, the Company wrote off $228,000 of related obsolete inventory at year end.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                   (Continued)


(3)  Short-Term Notes Payable and Long-Term Debt

      The Company's foreign debt obligations are as follows at March 31, 1996 and 1995:

                                             1 9 9 6    1 9 9 5
Short-term notes payable                   $ 533,472   $ 506,154

Long-term debt-
  Note payable, interest free for a
   period of five years: principal
   repayment began in fiscal 1996
(approximately $14,000 per year)              46,802      57,975

  Other notes payable, interest
   ranging from 11.35%-  11.55%               62,699      67,588
                                             642,973     631,717
Less: short-term notes payable and
   current portion of long-term debt         589,410     533,951
                                           $  53,563   $  97,766


     As of March 31, 1996, Clinical Data BV, Vital Scientific NV and NovaChem BV have an agreement with a bank which provides overdraft protection to a maximum of 5,000,000 Dutch Guilders(approximately $3,000,000). Interest on this facility is based on the official Dutch prime rate(5.00% at March 31, 1996) plus 2.25%. At March 31, 1996, there is approximately DFl 882,000($533,000) outstanding under this facility. Trade receivables of Vital Scientific NV and NovaChem BV are provided as security for this facility. The line continues as long as the Company conforms to certain capital convenants; these covenants have been met as of March 31, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(4)  Lease Commitments

      The Company leases facilities, vehicles and computer equipment under operating leases. Future minimum lease payments under these leases as of March 31, 1996 are as follows:


        Year Ending March 31,       Amount
        1997                        $   438,000
        1998                            422,000
        1999                            413,000
        2000                            385,000
        2001                            372,000
        thereafter                    2,330,000
                                    $ 4,360,000


       Rent expense of approximately $418,000, $383,000 and $369,000 was incurred during fiscal 1996, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(5)  Stock Option Plans

       The Company has established a 1991 Stock Option Plan("the Plan") and a 1991 Directors' Stock Option Plan("the Directors' Plan") under which an aggregate of 120,000 shares and 60,000 shares of common stock are reserved, respectively, for the purpose of granting incentive and nonstatutory stock options.

       Under the terms of the Plan and the Directors' Plan, all options are granted at not less than the fair value of the stock on the date of grant. Options are exercisable over various periods not exceeding four years; the options under the Plan expire no later than four years after the date of grant whereas the options granted under the Directors' Plan expire ten years after the date of grant.

      The following table summarizes stock option activity during fiscal 1996, 1995 and 1994.

                                   Number of    Option Price
                                   Shares       Per Share         Total
  Outstanding at March 31, 1993    35,575      $1.08- 4.00      $  53,900
    Options granted                46,000        4.00-5.23        221,000
    Options exercised             (12,500)       1.17-1.25        (15,500)
    Options canceled or expired      (750)         1.17              (875)
  Outstanding at March 31, 1994    68,325      $1.08- 5.23      $ 258,525
    Options granted                10,001          5.00            50,001
    Options exercised             (15,201)      1.08- 1.25        (17,276)
  Outstanding at March 31, 1995    63,125      $1.25- 5.23      $ 291,250
    Options granted                17,200       4.75- 4.88         82,950
    Options canceled or expired    (7,125)      1.25- 4.00        (20,250)
  Outstanding at March 31, 1996    73,200      $4.00- 5.23      $ 353,950

  Exercisable at March 31, 1996    34,000      $4.00- 5.23      $ 164,875


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1996

                                   (Continued)

(6)  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("SFAS No. 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations consists of the following:

                                For the Years Ended March 31,
                                1 9 9 6        1 9 9 5      1 9 9 4
Current
  Domestic                      $  -           $    -       $    -
  Foreign                         196,000        206,000      (122,000)
                                $ 196,000      $ 206,000    $ (122,000)


The provision for(benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following:


                                    For the Years Ended March 31,
                                  1 9 9 6        1 9 9 5      1 9 9 4
Provision for (benefit from)
  taxes at statutory rate       $ (454,000)    $  (3,000)   $ (422,000)
Domestic operating loss
  not benefited                         -         74,000       106,000
Utilization of domestic net
  operating loss                   (39,000)          -             -
Utilization of foreign net
  operating loss                        -        (41,000)          -
Foreign operating loss not
  benefited                        672,000       249,000       194,000
Taxes resulting from higher
 incremental foreign rate           38,000        41,000           -
Tax benefit resulting from lower
 incremental foreign rate           (3,000)     (132,000)          -
Other                              (18,000)       18,000           -
Provision for(benefit
   from) income taxes             $196,000     $ 206,000    $ (122,000)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)



(6)  Income Taxes(Continued)

     The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 1996 and 1995 is as follows:


                                               1 9 9 6        1 9 9 5
Net operating loss carryforwards             $ 2,910,820    $ 1,732,948
General business tax credit carryforwards        118,820        132,581
Other, net                                        (1,511)         7,328
                                               3,028,129      1,872,857
Less: valuation allowance                      3,028,129      1,872,857
                                             $     -        $    -


      SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company has determined that it does not meet the "more likely than not" standard. Accordingly, the Company has provided a valuation allowance against the deferred tax assets.

      The Company has net operating loss carryforwards for federal and state tax purposes of approximately $3,033,000 and $1,838,000, respectively; these carryforwards will expire from 1997 to 2011. In addition, the Company has available federal tax credit carryforwards of approximately $119,000. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 1998 to 2010 and are subject to review and possible adjustment by the Internal Revenue Service.

      The Company has foreign net operating loss carryforwards of approximately $4,525,000, of which $878,000 expire between 1997 and 2001; the balance, $3,647,000, is not subject to expiration.

(7)  Pension Plan

       The Company's subsidiary, Vital Scientific NV, participates in a multiemployer defined benefit pension plan. Contributions and expenses incurred by the Company amounted to approximately $98,000, $75,000 and $61,000 during fiscal 1996, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(8)  Significant Customers

     During fiscal 1996, 1995 and 1994, the Company had sales of scientific and process monitoring instrumentation to two customers amounting to approximately 91%, 82% and 87% of consolidated revenues, respectively. At March 31, 1996, 94% of accounts receivable were from these two customers.

(9)  Other Income (Expense), net

     Other income (expense), net, consists of the following:

                                  For the Years Ended March 31,
                                  1 9 9 6     1 9 9 5       1 9 9 4
Foreign exchange gain (loss)    $  (61,947)    $  23,624    $    660
Other income (expense), net            224       (37,401)     43,132
                                $  (61,723)    $ (13,777)   $ 43,792


(10)  Accrued Expenses


     Accrued expenses consist of the following:


                                            1 9 9 6      1 9 9 5
Payroll and payroll-related expenses        $  632,754   $   762,868
Warranty                                       359,526       270,703
Legal, audit and consulting                    177,824       261,678
Other                                          396,035       149,006
                                            $ 1,566,139  $ 1,444,255


(11)  Other Assets


     Other assets consist of the following:

                                       1 9 9 6       1 9 9 5
Goodwill, net of accumulated
   amortization of $395,000 and
   $437,000 at March 31, 1996
   and 1995, respectively              $ 308,915      $ 1,517,197
 Other                                    62,465           63,800
                                       $ 371,380      $ 1,580,997


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(12)  Segmented Information

       The   Company's  domestic  business  activities  consist   of   corporate
administration  and  process monitoring. Vital Scientific  NV  manufactures  and sells  scientific  instrumentation. NovaChem  BV  designs  and  markets  process monitoring  instrumentation.  The Company's Australian  sales  subsidiary  sells scientific  instrumentation primarily to customers in the People's  Republic  of
China. Revenues, income(loss) from operations and identifiable assets classified by segment are as follows (in thousands):
                                United States                 Europe
                                Admini-         Process       Scientific     Process
                                stration        Monitoring    Instruments    Monitoring      Australia  Consolidated
March 31, 1996
Sales to unaffiliated
  customers                     $-             $-             $15,826        $  186          $1,896     $17,908
Sales or transfers between
  geographic areas               -              -               1,280            12           -          -
                                $-             $-             $17,106        $  198          $1,896     $17,908
Income(loss) from operations    $ (387)         $(497)        $   716        $ (995)         $  (29)    $(1,192)

Identifiable assets             $  755          $  65         $10,190        $  567          $  716     $12,293

March 31, 1995
Sales to unaffiliated
  customers                     $-             $-             $11,423        $4,093          $1,302     $16,818
Sales or transfers between
  geographic areas               -              -               1,249            42           -          -
                                $-             $-             $12,672        $4,135          $1,302     $16,818
Income(loss) from operations    $ (661)        $(321)         $   716        $  288          $  (70)    $   (48)

Identifiable assets             $1,213         $  24          $10,961        $2,171          $  706     $15,075

March 31, 1994
Sales to unaffiliated
  customers                     $-             $-             $ 9,664        $  306          $1,950     $11,920
Sales or transfers between
  geographic areas               -              -               1,438          -              -          -
                                $-             $-             $11,102        $  306          $1,950     $11,920
Income(loss) from operations    $ (616)        $-             $    98        $ (617)         $  (81)    $(1,216)

Identifiable assets             $1,700         $-             $ 8,382        $1,797          $  475     $12,354

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 MARCH 31, 1996


                       Balance at                                     Balance at
                        Beginning                                     End of
Item                    of Period     Additions      Deductions       Period

Allowance for
 Doubtful Accounts

1996                   $ 112,055      $  69,322      $  62,670        $ 118,707

1995                   $ 207,669      $  54,133      $ 149,747        $ 112,055

1994                   $ 172,435      $  90,426      $  55,192        $ 207,669


Warranty Reserve

1996                   $ 226,363      $ 270,255      $ 137,092        $ 359,526

1995                   $ 142,644      $ 321,364      $ 237,645        $ 226,363

1994                   $ 147,993      $ 907,351      $ 912,700        $ 142,644


Inventory Obsolescence
 Reserve

1996                   $ 460,550      $ 416,412      $ 105,663        $ 771,299

1995                   $ 327,449      $ 159,293      $  26,192        $ 460,550

1994                   $ 265,052      $  83,984      $  21,587        $ 327,449


                                  EXHIBIT INDEX

Exhibit
Number      Description

2.1** Purchase agreement dated February 7, 1990 between Clinical Data, Inc. and CardioData Systems, a division of UM Holding Company.
2.2*** Stock Purchase Agreement dated October 31, 1990 between Merrimack Valley Medical Services Company, Enviromed, Inc.,
          and Clinical Data, Inc.
3.1*      Certificate of Incorporation
3.2*      Bylaws
3.3***** Form 10-C dated June 16, 1994- Change in Name of Issuer effective April 12, 1994.
4.1* Article Fourth of the Certificate of Incorporation, as amended (included in Exhibit 3.1)
10.25**** 1991 Stock Option Plan and 1991 Directors' Option Plan and forms of option agreement.
22.1      Subsidiaries of the Registrant
24.1      Consent of Arthur Andersen LLP


* Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1(File No. 2-82494).
** Incorporated by reference to exhibits to the Registrant's Notice of Special Meeting of Stockholders held on February 7, 1990 and mailed to stockholders on January 18, 1990.
*** Incorporated by reference to exhibits to the Registrant's Form 10-Q for the period ended December 31, 1990.
**** Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed with the Commission on March 5, 1992.
***** Incorporated by reference to Form 10-C filed with the SEC on June 16, 1994.

                                  EXHIBIT 22.1

                         SUBSIDIARIES OF THE REGISTRANT

     The Registrant has the following subsidiaries, the financial statements of which are included in the consolidated financial statements of the Registrant:


                                        Country of      Percentage
Name                                    Incorporation   Owned
Clinical Data(Australia) Pty. Ltd.      Australia       100%
Clinical Data BV                        Netherlands     100%
NovaChem BV                             Netherlands     100%
Spectronetics NV                        Curacao         100%
Vital Scientific NV                     Netherlands      94%




                                  EXHIBIT 24.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement on Form S-8(File Nos. 33-25938, 33-25939, 33-46233, 33-46234).


                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 21, 1996