Form 10-Q
period 1996-06-30
NOVITRON INTERNATIONAL INC
filed 1996-08-07
CIK 716646

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1996

                               or

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the transition period from        to


For Quarter Ended                       Commission File Number
June 30, 1996                           0-12716


                  Novitron International, Inc.
     (Exact Name of Registrant as Specified in its Charter)

Delaware                                     04-2573920
(State of incorporation)      (IRS Employer Identification No.)


One Gateway Center, Suite 411,  Newton, MA.            02158
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

          Yes  X   No


The number of shares of common stock outstanding as of August 2, 1996 is 3,965,940.

          Novitron International, Inc. AND SUBSIDIARIES

                            FORM 10-Q
                              Index

                                                            Page

Part I:  FINANCIAL INFORMATION

Item 1:   Consolidated Financial Statements
     Consolidated balance sheets at June 30, 1996 and
     March 31, 1996                                          1

     Unaudited consolidated statements of operations
     for the three months ended June 30, 1996 and 1995       3

     Consolidated statements of stockholders' investment
     for the years ended March 31, 1995 and 1996 and the
     three months ended June 30, 1996 (unaudited)            4

     Unaudited consolidated statements of cash flows for
     the three months ended June 30, 1996 and 1995           5

     Notes to unaudited consolidated financial statements    7

     Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10


Part II:  OTHER INFORMATION                                 11


SIGNATURE                                                   12

          Novitron International, Inc. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED BALANCE SHEETS

                             ASSETS



                                   June 30, 1996   March 31,1996
CURRENT ASSETS:
  Cash and cash equivalents        $  1,325,074    $  1,018,501
  Marketable securities                 249,398         349,043
  Accounts receivable, less
   reserves of $110,000 at June
   30, 1996 and  $119,000 at
   March  31,  1996, respectively     4,480,809       4,760,880
  Inventories                         3,604,761       4,615,179
  Prepaid expenses                      196,581         186,530
  Other current assets                  117,192         142,073
          Total current assets        9,973,815      11,072,206

EQUIPMENT, at cost:
  Manufacturing   and  computer
   equipment                          2,907,140       2,999,413
  Furniture and fixtures                839,566         866,606
  Leasehold improvements                253,582         261,565
  Vehicles                              110,967         109,854
                                      4,111,255       4,237,438
  Less- Accumulated depreciation
    and amortization                  3,347,741       3,387,058
                                        763,514         850,380
OTHER ASSETS, net                       347,265         371,380
                                   $ 11,084,594    $ 12,293,966

     The accompanying notes are an integral part of these consolidated financial statements.


          Novitron International, Inc. AND SUBSIDIARIES


              UNAUDITED CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                   June 30, 1996    March 31, 1996
  CURRENT LIABILITIES:
   Short-term notes payable and
    current portion of long-term
    debt                           $    612,534     $    589,410
   Accounts payable                   1,983,414        3,068,839
   Accrued expenses                   1,517,457        1,566,139
   Customer advances                    213,444          220,115
   Accrued income taxes                 389,361          350,820
    Total current liabilities         4,716,210        5,795,323

  LONG-TERM DEBT, net of current
    portion			                          57,617	          53,363
  MINORITY INTEREST                     258,944          252,935

  COMMITMENTS AND CONTINGENCIES
    (Note 4)

  STOCKHOLDERS' INVESTMENT:
   Preferred  stock, $.01 par
    value, Authorized-1,000,000
    shares Issued and
    outstanding-none
   Common stock, $.01 par value,
    Authorized--6,000,000 shares
    Issued--3,965,940 shares at
    June 30, and March 31, 1996          39,660           39,660
   Capital in excess of par value     4,855,950        4,855,950
   Cumulative translation
    adjustment                          694,720          785,223
   Retained earnings                    461,493          511,312
  Total stockholders' investment      6,051,823        6,192,145
                                   $ 11,084,594     $ 12,293,966


The accompanying notes are an integral part of these consolidated financial statements.


          Novitron International, Inc. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30,

                                                   1996            1995
      REVENUES                                   	$  4,655,552   $  3,549,905
      COST OF REVENUES                               3,479,990      2,385,320
              Gross profit                           1,175,562      1,164,585
      OPERATING EXPENSES:
        Sales and marketing                            307,294        293,038
        Research and development                       349,131        335,162
        General and administrative	                    453,919        579,449
          		                                         1,110,344      1,207,649

      Income (loss) from operations                     65,218        (43,064)
      Interest expense    	          	                 (27,705)       (15,857)
      Interest income          		                       11,426         17,601
      Other income             		                        3,270         31,137
                               		                       52,209        (10,183)

      Provision for income taxes                        96,019         70,265
                                                       (43,810)       (80,448)
      Minority interest		                               (6,009)        (5,750)
      Net loss                                    $    (49,819)  $    (86,198)

      Net loss per share                          $      (0.01)  $      (0.02)
      Weighted average common
        shares outstanding	                          3,965,940      3,965,940

       The  accompanying  notes are an integral part of these consolidated financial statements.

          Novitron International, Inc. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
          FOR THE YEARS ENDED MARCH 31, 1995, AND 1996
          AND FOR THE THREE MONTHS ENDED JUNE 30, 1996

                    Common Stock       Capital in     Cumulative    Treasury
       	          Number       Par     Excess of      Translation   Stock       Retained
	                 of Shares    Value   Par Value      Adjustment    at Cost     Earnings
BALANCE at
March 31, 1994     4,025,039   $40,251 $5,113,795     $  (28,595)   $(330,550)  $2,245,180

Sale of common
stock              15,201         152      17,212          -           -            -

Issuance of
common stock in
connection with
the acquisition
of additional
interest in
NovaChem           11,000         110      56,140          -           -            -

Retirement of
treasury stock    (85,000)       (850)   (329,700)         -         330,550        -

Retirement of
common stock         (300)         (3)     (1,497)         -            -           -

Translation
adjustment            -             -         -        1,097,085        -           -

Net loss              -             -         -            -            -         (228,235)

BALANCE at
March 31, 1995    3,965,940     39,660  4,855,950      1,068,490        -        2,016,945

Translation
adjustment            -             -         -         (283,267)       -           -

Net loss              -             -         -            -            -       (1,505,633)

BALANCE at
March 31, 1996    3,965,940     39,660  4,855,950        785,223        -          511,312

Translation
adjustment            -             -         -          (90,503)       -           -

Net loss              -             -         -             -           -          (49,819)

BALANCE at
June 30, 1996     3,965,940    $39,660 $4,855,950     $  694,721        -       $  461,493


The accompanying notes are an integral part of these consolidated financial statements.


          Novitron International, Inc. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED JUNE 30,

         	                                        1996            1995
 CASH FLOWS FROM
  OPERATING ACTIVITIES:
   Net loss                                   $ (49,819)    $   (86,198)
    Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating activities-

     Depreciation and amortization               75,418         109,637
     Minority interest                            6,009           5,750
     Accounts receivable                        127,043         146,459
     Inventories                                863,969        (802,952)
     Prepaid expenses                           (15,821)        254,514
     Other current assets                        20,362             499
     Accounts payable                          (845,501)       (931,155)
     Accrued expenses                              (786)       (154,313)
     Customer advances                              420              93
     Accrued income taxes                        51,997         (90,533)
     Net cash provided by
     (used in) operating activities             233,291      (1,548,199)

  CASH FLOWS FROM
   INVESTING ACTIVITIES:
     Marketable securities                       99,645            -
     Other assets                                   227             310
     Purchases of equipment                      (1,896)           (546)
     Other, including foreign
      exchange effects on cash                  (72,705)        (87,702)
     Net cash provided by
     (used in) investing activities           $  25,271     $   (87,938)


       The  accompanying  notes are an integral part of these consolidated financial statements.

          Novitron International, Inc. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED JUNE 30,

                           (Continued)
                                        	    1996          1995
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from short-
  term notes payable                      $   42,217   $  708,905
 Proceeds from (payments on)
  long-term debt                               5,794       (3,383)
 Net cash provided by
  financing activities	                       48,011      705,522

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVLENTS                    306,573     (930,615)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                         1,018,501    2,508,345

CASH AND CASH EQUIVALENTS
 AT June 30, 1996 and 1995                $1,325,074   $1,577,730


       The accompanying notes are an integral part of these consolidated financial statements.

          Novitron International, Inc. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996


Basis of Presentation

      The consolidated financial statements included herein were prepared by Novitron International, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at June 30, 1996 and June 30, 1995. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

     (b) Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at June 30, and March 31, 1996.

         	                         June 30, 1996    March 31, 1996
Cash and money market investments  $ 1,321,412      $   914,874
Certificate of deposit                   -              100,000
Time deposits                            3,662            3,627
                               	   $ 1,325,074      $ 1,018,501

          Novitron International, Inc. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996

                           (Continued)


     (c) Marketable Securities

       The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, marketable securities which the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held to maturity" securities. For the periods ending June 30, and March 31, 1996, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value.

     (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-
out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 1996:

                              June 30, 1996      March 31, 1996
          Raw materials       $   614,739        $   686,723
          Work-in-process       2,249,276          2,536,392
          Finished goods          740,746          1,392,064
                              $ 4,615,179        $ 3,604,761

     (e) Revenue Recognition

     The Company recognizes revenue from the sale of products and supplies at the time of shipment.

     (f) Net Loss per Share

      Net loss per share for the three month periods ended June
30, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective fiscal period.

     (g) Financial Instruments

       The  estimated  fair  value  of  the  Company's  financial
instruments,   which   include   cash   equivalents,   marketable
securities, accounts receivable and long-term debt, approximates their carrying value.

          Novitron International, Inc. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1996

                           (Continued)


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

       (i)   Depreciation  and  Amortization  of  Equipment   and
Intangibles

      The  Company  adopted  Statement  of  Financial  Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"), effective April 1, 1995. SFAS No. 121 requires the Company to continually evaluate whether events and circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of those assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the of the asset. At March 31, 1996, the Company's remaining goodwill relates to its investment in Vital Scientific, NV.

     (j) Concentration of Credit Risk

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

First Quarter ended June 30, 1996 compared to the First Quarter ended June 30, 1995

     Revenues for the first quarter of fiscal year 1996 increased thirty-one percent (31%) as compared to the prior year. This is due from increased sales by Vital Scientific to E. Merck, increased sales by Clinical Data (Australia) to the People's Republic to China and increased sales from newly represented product lines by Clinical Data (Australia) within Australia. The results are offset by a nine percent (9%) strengthening of the Dutch Guilder against the United States Dollar.
    The decrease in the gross margin between years, from 32.8% to 25.3% for the quarters ended June 30, 1995 and 1996, respectively, is largely due to a change in the product mix coupled with the continued pricing pressure of Vital Scientific products.
    Sales and marketing expenses increased five percent (5%) when contrasted with the quarter ending June 30, 1995. This is primarily because of an increase in commission expenses at Clinical Data (Australia) reflecting their increased sales volume.
     Research and development expense increased four percent (4%) for the three months ending June 30, 1996 versus the same period last year; the timing of projects affects the expenditure of money for research.
     General and administrative expenses decreased twenty-two percent (22%) from the comparable period in fiscal 1996 primarily from the continuation of cost containment procedures.
     Interest expense increased due to the longer term use of the Company's bank line, while interest income has decreased from fewer funds being available for investment. Other income declined between years and is substantially due to currency translation effects. The tax provision increased because of increased income at Vital Scientific
     For the quarters ended June 30, 1996 and 1995, the minority interest is attributable to the six percent (6%) of Vital Scientific NV not held by the Company.

Financial Condition and Liquidity

     The increase in working capital since the Company's fiscal year ended March 31, 1996, was primarily accounted for by a decrease in marketable securities, accounts receivable, and inventory levels. This result was offset by a decrease in accounts payable.

     The Company believes that its available funds will continue to provide for working capital requirements. Approximately
$600,000 of the $1.3 million of cash and cash equivalents and short-term investments is denominated in U.S. dollars; $700,000 is subject to foreign currency translation risk. The translation risk is dependent on the exchange rates in effect at the time the functional currency (Dutch Guilder) is translated to U.S. Dollars. The effect on translation is reflected as a separate component of stockholders' investment in the balance sheet. The cumulative effect of translation is $694,721 at June 30, 1996 and $785,223 at March 31, 1996.

Part II.  OTHER INFORMATION


Item 1.  Legal proceedings:

         None

Items 2 - 6:  None

Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                         Novitron  International,
Inc.
                                        (Registrant)




                                        Israel M. Stein MD
Date: August 6, 1996                    Israel M. Stein MD
                                        President