Form 10-Q
period 1996-09-30
NOVITRON INTERNATIONAL INC
filed 1996-11-13
CIK 716646

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1996

                                       or

(   )  TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934
                    For the transition period from        to


For Quarter Ended                                Commission File Number
September 30, 1996                               0-12716


                          Novitron International, Inc.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                       04-2573920
(State of incorporation)      (IRS Employer Identification No.)


One Gateway Center, Suite 411, Newton, MA  02158
(Address of principal executive offices)  (Zip Code)


Registrant's Telephone number, including area code:  (617) 527-9933


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X   No __


The number of shares of common stock outstanding, as of November 8, 1996, is 3,965,940.

                 Novitron International, Inc.  AND SUBSIDIARIES

                                    FORM 10-Q

                                      Index


                                                           Page

Part I:  FINANCIAL INFORMATION

          Item 1: Consolidated Financial Statements
           Unaudited consolidated balance sheets at
           September 30, 1996 and March 31, 1996              3

           Unaudited consolidated statements of operations
           for the three and six months ended
           September 30, 1996 and 1995                        5

           Unaudited consolidated statements of
           stockholders' investment for the years ended
           March 31, 1996 and 1995 and the six months
           ended September 30, 1996                           6

           Unaudited consolidated statements of cash flows
           for the six months ended September 30, 1996
           and 1995                                           7

           Notes to unaudited consolidated financial
           statements                                         9

          Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations      13


Part II: OTHER INFORMATION                                   15


SIGNATURE                                                    16

                  Novitron International, Inc. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                        September 30, 1996   March 31, 1996
CURRENT ASSETS:
  Cash and cash equivalents                $  2,102,918      $  1,018,501
  Marketable securities                         249,153           349,043
  Accounts receivable, less
   reserves of $130,000 at September 30,
   1996 and $119,000 at March 31, 1996,
   respectively                               2,686,570         4,760,880
  Inventories                                 3,692,543         4,615,179
  Prepaid expenses                              192,871           186,530
  Other current assets                          303,423           142,073
   Total current assets                       9,227,478        11,072,206

EQUIPMENT, at cost:
  Manufacturing and computer equipment        2,995,780         2,999,413
  Furniture and fixtures                        845,734           866,606
  Leasehold improvements                        252,768           261,565
  Vehicles                                      130,864           109,854
                                              4,225,146         4,237,438
  Less- Accumulated depreciation
    and amortization                          3,446,441         3,387,058
                                                778,705           850,380
OTHER ASSETS, net                               335,821           371,380
                                           $ 10,342,004      $ 12,293,966


The accompanying notes are an integral part of these consolidated financial statements.

                  Novitron International, Inc. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                        September 30, 1996     March 31, 1996
CURRENT LIABILITIES:
   Short-term notes payable and
     current portion of long-term debt     $    648,394        $    589,410
    Accounts payable                          1,926,108           3,068,839
    Accrued expenses                          1,373,301           1,566,139
    Customer advances                           212,753             220,115
    Accrued income taxes                        295,355             350,820
     Total current liabilities                4,455,911           5,795,323
  LONG-TERM DEBT, net of current portion         57,634              53,563
  MINORITY INTEREST                             242,508             252,935

  COMMITMENTS AND CONTINGENCIES
    (Note 4)

  STOCKHOLDERS' INVESTMENT:
    Preferred stock, $.01 par value,
      Authorized--1,000,000 shares
      Issued and outstanding--none
    Common stock, $.01 par value,
      Authorized--6,000,000 shares
      Issued--3,965,940 shares at
      September 30, and March 31, 1996           39,660              39,660
    Capital in excess of par value            4,855,950           4,855,950
    Cumulative translation adjustment           658,725             785,223
    Retained earnings                            31,616             511,312
          Total stockholders' investment      5,585,951           6,192,145
                                           $ 10,342,004        $ 12,293,966

The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                          For Three Months          For the Six Months
                           Ended September 30,        Ended September 30,
                             1996        1995         1996          1995
REVENUES                 $ 2,735,402  $4,291,915  $ 7,390,954  $ 7,841,820
COST OF REVENUES           2,007,058   3,100,444    5,487,049    5,485,764
    Gross profit             728,344   1,191,471    1,903,905    2,356,056
OPERATING EXPENSES:
 Sales & marketing           271,550     341,626      578,844      634,664
 Research & development      418,344     310,934      767,475      646,096
 General & administrative    562,547     514,208    1,016,465    1,093,657
                           1,252,441   1,166,768    2,362,784    2,374,417
Income (loss) from
 operations                 (524,097)     24,703     (458,879)     (18,361)

Interest expense                 617     (28,198)     (27,087)     (44,055)
Interest income               12,746      22,338       24,172       39,940
Other income (expense)       (96,501)   (112,765)     (93,232)     (81,628)
                            (607,235)    (93,922)    (555,026)    (104,104)
Provision for (Benefit
from) income taxes          (160,922)      2,581      (64,903)      72,846
                            (446,313)    (96,503)    (490,123)    (176,950)
Minority interest             16,436       2,291       10,427       (3,459)
Net loss                 $  (429,877)  $ (94,212)  $ (479,696)  $ (180,409)

Net loss per share       $     (0.11)  $   (0.02)  $    (0.12)  $    (0.05)
Weighted Average Common
 Shares Outstanding        3,965,940   3,965,940    3,965,940    3,965,940

The accompanying notes are an integral part of these consolidated financial statements

               Novitron International, Inc. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
               FOR THE YEARS ENDED MARCH 31, 1995, AND 1996
               AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                                 Common Stock       Capital in   Cumulative  Treasury
                                Number              Excess of    Translation  Stock,    Retained
                              of Shares  Par Value  Par Value    Adjustment   at Cost   Earnings

BALANCE at March 31, 1994     4,025,039  $  40,251  $5,113,795   $  (28,595) $(330,550)$2,245,180

Sale of common stock             15,201        152      17,212        -           -         -

Issuance of common stock in
connection with the
acquisition of additional
interest in NovaChem             11,000        110      56,140        -           -         -

Retirement of treasury stock    (85,000)      (850)   (329,700)       -        330,550      -

Retirement of common stock         (300)        (3)     (1,497)       -           -         -

Translation adjustment               -          -          -       1,097,085      -         -

Net loss                             -          -          -          -           -      (228,235)

BALANCE at March 31, 1995     3,965,940     39,660   4,855,950     1,068,490      -     2,016,945                 -

Translation adjustment               -          -          -        (283,267)     -         -

Net loss                             -          -          -           -          -    (1,505,633)

BALANCE at March 31, 1996     3,965,940     39,660   4,855,950       785,223      -       511,312

Translation adjustment               -          -          -        (126,498)     -         -

Net loss                             -          -          -           -          -      (479,696)

BALANCE at September 30, 1996 3,965,940    $ 39,660 $4,855,950    $  658,725      -   $    31,616

The accompanying notes are an integral part of these consolidated financial statements.

                  Novitron International, Inc. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                             1996            1995
     CASH FLOWS FROM
      OPERATING ACTIVITIES:
       Net loss                         $  (479,696)   $  (180,409)
       Adjustments to reconcile
        net loss to net cash provided
        by (used in) operating
        activities-
          Depreciation and amortization     206,690        294,111
          Minority interest                 (10,427)         3,459
          Accounts receivable             1,929,407       (190,467)
          Inventories                       768,125       (463,834)
          Prepaid expenses                  (12,836)       270,066
          Other current assets             (168,552)         3,466
          Accounts payable                 (902,348)    (1,128,043)
          Accrued expenses                 (141,517)      (860,972)
          Customer advances                     481            (11)
          Accrued income taxes              (41,253)       (89,524)
        Net cash provided by
         (used in) operating activities $ 1,148,074    $(2,342,158)

     CASH FLOWS FROM
      INVESTING ACTIVITIES:
        Marketable securities           $    99,890    $  (499,416)
        Other assets                            295            523
        Purchases of equipment             (162,136)       (97,042)
        Sales of equipment                   24,584         11,580
        Other, including foreign
         exchange effects on cash          (113,344)          (757)
        Net cash used in
         investing activities           $  (150,711)   $  (585,112)

                             Continues on next page

                  Novitron International, Inc. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                   (Continued)
                                             1996         1995
    CASH FLOWS FROM
      FINANCING ACTIVITIES:
        Proceeds from short-term debt $    80,999  $  1,341,134
        Proceeds from (payments on)
         long-term debt                     6,055       (14,528)
        Net cash provided by
         financing activities         $    87,054  $  1,326,606

     NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS       $ 1,084,417  $ (1,600,664)

     CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR              1,018,501     2,508,345

     CASH AND CASH EQUIVALENTS
      AT September 30, 1996 and 1995  $ 2,102,918  $    907,681


The accompanying notes are an integral part of these consolidated financial statements.

                  Novitron International, Inc. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

Basis of Presentation

The consolidated financial statements included herein were prepared by Novitron International, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at September 30, 1996 and September 30, 1995. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(1)Operations and Accounting Policies

     (a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd., NovaChem BV, Spectronetics NV, and Vital Scientific NV (94% owned subsidiary). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at September 30, and March 31, 1996.

                                   September 30, 1996      March 31, 1996
Cash and money market investments         $2,099,238       $  914,874
Certificate of deposit                         -              100,000
Time deposits                                  3,680            3,627
                                          $2,102,918       $1,018,501


                     Novitron International, Inc. AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1996
                                     (continued)

    (c) Marketable Securities

The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, marketable securities which the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held to maturity" securities. For the periods ending September 30, and March 31, 1996, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value.

     (d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at September 30, and March 31, 1996:

                          September 30, 1996    March 31, 1996
          Raw materials       $   730,359       $  686,723
          Work-in-process       2,018,170        2,536,392
          Finished goods          944,014        1,392,064
                               $3,692,543       $4,615,179


     (e) Revenue Recognition

The Company recognizes revenue from the sale of products and supplies at the time of shipment.

     (f) Net Loss per Share

Net loss per share for the three and six month periods ended September 30, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective fiscal period.

     (g) Financial Instruments

The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and long-term debt, approximates their carrying value.

                         Novitron International, Inc. AND SUBSIDIARIES
                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                      September 30, 1996
                                          (continued)

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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter ended September 30, 1996 compared to the Second Quarter ended September 30, 1995

Revenues decreased for the three and six month periods ended September 30, 1996 by 36.3% and 5.8%, respectively, from the same periods the year before. The decrease for the three month period is primarily due to the default of a major customer, E. Merck, in contractual purchasing obligations. For the six month period ending September 30, 1996, the decrease in sales is principally due to a 6.8% weakening of the Dutch Guilder (the Company's functional currency) against the United States Dollar.

The decrease in the gross margin between years from 30.0% at September 30, 1995 to 25.8% at September 30, 1996 is due to the continuing pricing pressure at Vital Scientific coupled with a change in the product mix.

Sales and marketing expenses have decreased 20.5% and 8.8% for the three month and six month periods, respectively. This reduction is primarily attributable to decreased sales to the People's Republic of China by Clinical Data (Australia) during the most recent quarter.

Research and development expenses increased 34.5% using a quarterly comparative and 18.8% using the semi-annual comparative figures. New development projects at Vital Scientific and NovaChem account for the increase in expenditures.

General and administrative expenses increased 9.4% for the three months ended September 30, 1996 as compared to the same period last year and have decreased 7.0% between the respective six month periods. The quarterly increase is primarily attributable to one-time charges at Vital Scientific related to ISO-9000 certification. The 6.8% weakening of the Dutch Guilder against the United States Dollar is the major reason for the decrease in the six month comparatives.

Interest expense decreased for the period and year-to-date as compared to the same periods last year reflecting a decrease in the use of borrowed funds. Interest income also decreased for the aforementioned periods because there are fewer funds available for investing. Other income and expense consists primarily of the effect of foreign currency transaction gains and losses on the results of operations.

For the quarters ended September 30, 1996 and 1995, minority interest is attributable to the six percent (6%) of Vital Scientific NV not held by the Company.

Financial Condition and Liquidity

The increase in working capital since the Company's fiscal year ended March 31, 1996 was primarily accounted for by (i) a decrease in accounts receivable, (ii) a decrease in inventory, (iii) a decrease in marketable securities and (iv) an increase in the use of short-term debt. This was offset by (i) a decrease in accounts payable, (ii) a decrease in other current assets and (iii) a decrease in accrued liabilities.

The Company believes that its available funds will continue to provide for working capital requirements. Approximately $0.4 million of the $2.4 million of cash and cash equivalents and marketable securities is denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected as a separate component of stockholders' investment in the balance sheet. The cumulative translation exchange adjustment in stockholders' investment is $658,725 at September 30, 1996 and $785,223 at March 31, 1996. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the functional currency (Dutch Guilder) is translated to U.S. Dollars. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations and liquidity are difficult to estimate.

In light of the continued losses that the Company has reported, a bank, which provides secured overdraft protection under an agreement with the Company's subsidiary, has notified the Company that it is withdrawing, for the time being, the overdraft facility, even though as of September 30, 1996, to the best of the Company's knowledge, the Company was not in default of the capital covenants required under the agreement. At September 30, 1996, on a consolidated basis, the credit line was not utilized due to offsetting balances between the Company's subsidiaries, although the use of this available credit has been reflected in the Company's financial statements. It is the Company's impression that the bank wishes to continue its current relationship with the Company and to offer secured accounts receivable financing. Although the current secured credit line provides a maximum of 5.0 million Dutch Guilders, the Company expects that a new limit might be negotiated in the range of 1.5 to 2.0 million Dutch Guilders. The Company intends to actively pursue discussions in the upcoming weeks with the bank, but, at this time, no assurances can be made that a new bank agreement will be effected.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $9.0 million of the $9.3 million of current assets reside in the Company's foreign subsidiaries.

Part II.  OTHER INFORMATION

Items 1-3.
     None

Item 4. Submission of Matters to a Vote of Security Holders:

At the Annual Meeting for the fiscal year ended March 31, 1996, held on September 10, 1996, the following matters were submitted to a vote of the security holders:

         (a) Directors elected as follows:
              Israel M. Stein
              Gordon B. Baty
              Arthur B. Malman

         (b) Matters voted on as follows:
              Election of directors:
                  3,771,432 voted for
                     35,175 withheld authority to vote

              Ratification of auditors:
                  3,771,432 voted for
                     24,000 voted against
                      8,375 abstained

Item 5. Other Information:

The Company has retained German counsel to advise the Company on certain defaults in a series of agreements between our Dutch subsidiary and its major customer, E. Merck. The Company believes that as a result of such defaults, the damages to the Company are considerable and intends to pursue all available remedies advised by counsel. The Company trusts, however, that the outstanding issues may be settled amicably between the parties.

At a Board of Directors meeting held on November 12, 1996, the Board elected to effect a 1 for 3 reverse split of the Common Stock of the Company with a record date of November 25, 1996 and a distribution date of December 4, 1996. No fractional shares of Common Stock shall be distributed in connection with such reverse stock split and the number of new shares of Common Stock distributed to each stockholder of record pursuant to such reverse stock split shall, in each case, be rounded up from whatever fractional share to the nearest whole number of shares of Common Stock. No new certificates will be issued unless requested.

Item 6.
     None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                              Novitron International, Inc.
                                              (Registrant)

                                              Israel M. Stein MD
Date: November 13, 1996                       Israel M. Stein MD
                                              President