Form 10-Q
period 1996-12-31
NOVITRON INTERNATIONAL INC
filed 1997-02-03
CIK 716646

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X)    QUARTERLY   REPORT  PURSUANT TO SECTION 13  OR   15   (d)   OF   THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 1996

                                    or

(    )   TRANSITION   REPORT  PURSUANT TO SECTION 13 or  15  (d)   OF   THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
For Quarter Ended                                  Commission File Number
December 31, 1996                                             0-12716


                    Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                    04-2573920
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                      Identification No.)


One Gateway Center, Suite 411, Newton, MA.                      02158
(Address of principal executive offices)                     (Zip Code)


Registrant's Telephone number, including area code:  (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No __

The number of shares of common stock outstanding as of January 31, 1997 is 1,323,480.

      Novitron International, Inc.  AND SUBSIDIARIES

                           FORM 10-Q
                             Index

                                                               Page
Part I:FINANCIAL INFORMATION


Item 1:   Consolidated Financial Statements
Unaudited consolidated balance sheets at December
31, 1996 and March 31, 1996                                      3

Unaudited consolidated statements of operations for the
three and nine months ended December 31, 1996 and 1995           5

Unaudited consolidated statements of stockholders'
investment for the years ended March 31, 1995 and 1996 and
the nine months ended December 31, 1996                          6

Unaudited consolidated statements of cash flows for
the nine months ended December 31, 1996 and 1995                 7

Notes to unaudited consolidated financial statements             9


Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations                             14


Part II:OTHER INFORMATION                                       16

SIGNATURE                                                       17

              Novitron International, Inc.   AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED BALANCE SHEETS ASSETS
                                     ASSETS

                                   December 31,1996     March 31,1996
CURRENT ASSETS:
     Cash and cash equivalents       $  2,187,045       $  1,018,501
     Marketable securities                174,288            349,043
     Accounts receivable, less
      reserves   of  $138,000 at
      December 31,1996 and $119,000
      at March 31, 1996, respectively   2,636,682          4,760,880
     Inventories                        3,032,038          4,615,179
     Prepaid expenses                     323,119            186,530
     Other current assets                 123,147            142,073
         Total current assets           8,476,319         11,072,206
EQUIPMENT, at cost:
     Manufacturing and computer
      Equipment                         2,957,345          2,999,413
     Furniture and fixtures               838,000            866,606
     Leasehold improvements               248,500            261,565
     Vehicles                             131,363            109,854
                                        4,175,208          4,237,438
     Less - Accumulated depreciation
          and amortization              3,475,450          3,387,058

                                          699,758            850,380
OTHER ASSETS, net                       1,051,166            371,380
                                     $ 10,227,243       $ 12,293,966


The accompanying notes are an integral part of these consolidated financial statements



              Novitron International, Inc.   AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                   December 31,1996    March 31,1996
CURRENT LIABILITIES:
     Short-term notes payable
     And current portion of
     long-term debt                  $     693,426     $    589,410
     Accounts payable                    1,801,578        3,068,839
     Accrued expenses                    1,210,796        1,566,139
     Customer advances                     209,094          220,115
     Accrued income taxes                  540,977          350,820
          Total current liabilities      4,455,871        5,795,323

LONG-TERM DEBT,
     net of current portion                 60,514           53,563

MINORITY INTEREST                          247,708          252,935

COMMITMENTS AND CONTINGENCIES
     (Note 4)

STOCKHOLDERS' INVESTMENT:
 Preferred stock,$.01 par value,
  Authorized--1,000,000 shares
  Issued and outstanding-none
 Common  stock,  $.01 par value,
  Authorized--6,000,000 shares
  Issued--1,323,480 shares at
December 31, and March 31, 1996             13,235           13,235
  Capital in excess of par  value        4,882,375        4,882,375
  Cumulative translation adjustment        586,916          785,223

  Retained earnings                        (19,376)         511,312

  Total stockholders' investment         5,463,150        6,192,145
                                     $  10,227,243     $ 12,293,966



The accompanying notes are an integral part of these consolidated financial statements


               Novitron  International, Inc.   AND  SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             For  Three  Months      For  the  Nine  Months
                             Ended December 31,     Ended December 31,
                              1996         1995          1996      1995
REVENUES                   $3,211,250  $4,920,022  $10,602,204 $12,761,842

COST OF REVENUES            2,456,635   3,543,266    7,943,684   9,029,030

   Gross profit               754,615   1,376,756    2,658,520   3,732,812

OPERATING EXPENSES:
 Sales & marketing            275,129     319,069      853,973     953,733
 Research & development      (122,759)    350,821      644,716     996,917
 General and administrative   588,838     584,479    1,605,303   1,678,136
                              741,208   1,254,369    3,103,992   3,628,786

Income(loss)from operations    13,407     122,387     (445,472)    104,026

Interest Expense               (2,165)    (35,436)     (29,252)    (79,491)
Interest Income                 9,285      13,815       33,457      53,755
Other Income (Expense)        (13,747)     42,898      106,979)    (38,730)

                                6,780     143,664     (548,246)     39,560

Provision for(Benefit
from)Income Taxes              52,572      67,170      (12,331)    140,016

                              (45,792)     76,494     (535,915)   (100,456)

Minority Interest              (5,200)    (16,608)       5,227     (20,067)

Net income (loss)           $ (50,992)  $  59,886  $  (530,688) $ (120,523)

Net income(loss) per share  $   (0.04)  $    0.05  $     (0.40) $    (0.09)

Weighted Average Common
Shares Outstanding          1,323,480   1,323,480    1,323,480   1,323,480


The accompanying notes are an integral part of these consolidated financial statements

                   Novitron International, Inc.   AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'INVESTMENT
                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995
             AND THE NINE MONTHS ENDED DECEMBER 31, 1996 (unaudited)

                                        Common Stock               Capital                       Treasury                   T
                                   Number                         Excess of     Translation     Stock,      Retained
                                   of Shares       Par Value      Par Value     Adjustment      at Cost     Earnings
BALANCE at March 31, 1994          1,343,180         $13,431      $ 5,140,615    $   (28,595)   $(330,550)  $  2,245,180
 Sale of common stock                  5,067              51           17,313           -            -             -
 Issuance of common
  Stock in connection with
  the acquisition of
  additional interest in NovaChem      3,667              37           56,213           -            -             -
  in NovaChem
 Retirement of treasury stock        (28,334)           (283)        (330,267)          -         330,550          -
 Retirement of common   stock           (100)             (1)          (1,499)          -            -             -
 Translation adjustment                 -                -               -         1,097,085         -             -
 Net loss                               -                -               -              -            -          (228,235)

BALANCE at March 31, 1995          1,323,480          13,235        4,882,375      1,068,490         -         2,016,945
 Translation adjustment -               -               -                -          (283,267)        -             -
 Net loss                               -               -                -              -            -        (1,505,633)

BALANCE at March 31, 1996          1,323,480          13,235        4,882,375        785,223         -           511,312
 Translation adjustment                 -               -                -          (198,307)        -
 Net loss                -              -               -                -              -            -          (530,688)

BALANCE at December 31, 1996       1,323,480         $13,235      $ 4,882,375    $   586,916         -      $    (19,376)


The accompanying notes are an integral part of these consolidated financial statements

                 Novitron International, Inc.   AND SUBSIDIARIES

                  UNAUDITED  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

                                              1996                 1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income (loss)                       $   (530,688)       $    (120,523)
 Adjustments to reconcile
  net  income (loss)  to  net
  cash provided by
  (used in) operating activities -
  Depreciation and amortization               304,444              430,280
  Minority interest                            (5,227)              20,067
  Accounts receivable                       1,921,802           (1,039,542)
  Inventories                               1,374,568             (419,633)
  Prepaid expenses                           (149,875)             305,769
  Other current assets                         11,736                3,993
  Accounts payable                           (990,215)            (694,401)
  Accrued expenses                           (284,405)            (292,412)
  Customer advances                               602               15,907
  Accrued income taxes                        217,460             (336,197)
  Net cash provided by
   (used in) operating activities           1,870,202           (2,126,692)

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Marketable securities                       174,755             (399,259)
  Other assets                               (750,893)                 816
  Purchase of equipment                      (180,768)            (151,996)
  Sales of equipment                           24,694               11,403
  Other, including foreign
   exchange effects on cash                  (118,087)             108,263
  Net cash (used in) investing activities    (850,299)            (430,773)




                                 Continues on next page

                            Novitron  International,  Inc. AND SUBSIDIARIES

                             UNAUDITED  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED DECEMBER 31,
                                              (Continued)

                                         1996                1995
CASH FLOWS FROM
FINANCING ACTIVITIES:
 Proceeds from short-term debt           $    138,611        $  1,011,385
 Proceeds from long-term debt                  10,030               1,397
 Net cash provided by
  financing activities                        148,641           1,012,782
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                  1,168,544          (1,544,683)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                      1,018,501            2,508,345

CASH AND CASH EQUIVALENTS
 AT December 31, 1996 and 1995           $ 2,187,045         $    963,662


The accompanying notes are an integral part of these consolidated financial statements.

                  Novitron International, Inc.   AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996


Basis of Presentation

                The   consolidated  financial statements   included  herein
were   prepared by Novitron International,  Inc. ("the  Company")  pursuant to the rules and  regulations of  the  Securities  and Exchange Commission.
Certain   information   normally  included  in  footnote   disclosures   in
financial   statements  prepared in  accordance  with  generally   accepted
accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements
and   footnotes   reflect  all adjustments  necessary to disclose adequately
the    Company's financial  position at December 31, 1996  and  December 31,
1995. Management suggests  these    condensed consolidated   financial
statements   be   read in conjunction with the financial statements and
the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

          (b) Cash and Cash Equivalents
           Cash   and   cash equivalents are stated  at   cost,  which
approximates   market,  and consist  of  cash  and  marketable    financial
instruments   with   original maturities  of  90  days  or  less.  Cash
and   cash equivalents consist of the following at  December  31, and
March 31, 1996.


                                     December 31, 1996      March 31, 1996
Cash and money market investments    $ 2,183,350            $   914,874
Certificate of deposit                      -                   100,000
Time deposits                              3,695                  3,627
                                     $ 2,187,045            $ 1,018,501

                 Novitron International, Inc.  AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Continued)

          (c) Marketable Securities
                The   Company   accounts for marketable   securities  under
Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS
No. 115, marketable securities which the Company  has  the ability   and
positive intent to hold to   maturity   are  recorded   at
amortized cost and classified as "held  to maturity"  securities.  For  the
periods  ending   December  31, and March 31, 1996,  marketable  securities
consisted of United States Treasury securities and were stated at cost, which approximated market value.

          (d) Inventories
          Inventories are stated at the lower of cost (firstin, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at December 31, and March 31, 1996:

                                December 31, 1996       March 31, 1996
Raw materials                   $    688,236             $   686,723
Work-in-process                    1,360,033               2,536,392
Finished goods                       983,769               1,392,064

                                $  3,032,038             $ 4,615,179


          (e) Revenue Recognition
          The Company recognizes revenue from the sale of products and supplies at the time of shipment.

          (f) Net Income  (Loss)  per Share
          The  net  income  per share for the  three  month
period   ended   December 31, 1995 and the net  loss  per share   for   the
three and nine month periods ended December 31, 1996 and for the nine month period ended December 31, 1995 is based on the weighted average
number   of   common  shares  outstanding  during the respective  fiscal period. Common stock equivalents are not used in the computation of net income per share for the three month period ended December 31, 1995 as

         Novitron International, Inc.   AND SUBSIDIARIES
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1996
                      (Continued)

           (f) Net Income (Loss) per Share (continued)
the   resulting dilution is less than 3%. The net income (loss)  per  share also reflects a 1 for 3 reverse stock split of the Common Stock declared by the Company on November 12, 1996. (See Note 2)

          (g) Financial Instruments
           The   estimated   fair   value   of   the   Company's
financial instruments,   which  include  cash  equivalents,   marketable
securities, accounts receivable and longterm debt, approximates their carrying value.

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

          (i) Depreciation and Amortization of Equipment and Intangibles
          The    Company   adopted   Statement   of   Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"), effective April 1, 1995. SFAS No. 121 requires the Company to continually  evaluate whether events and  circumstances have
occurred   that  indicate  that  the    estimated
remaining   useful  life of long-lived  assets  and  such  intangibles   as
goodwill may warrant revision  or  that the carrying value of those  assets
may be impaired.  To compute   whether  assets  have  been   impaired,
the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the of the asset. At

             Novitron International, Inc.   AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996
                              (Continued)

          (i) Depreciation and Amortization of Equipment and Intangibles (continued)
March 31, 1996, the Company's remaining goodwill relates to its investment in Vital Scientific, NV.

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

          (k) Computer Software Costs
          The Company has adopted Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be
Sold, Leased or  Otherwise Marketed,"  ("SFAS No. 86"), effective April  1,
1996. SFAS          No.  86 requires the Company to capitalize  those
costs incurred for the development of computer software that will
be sold, leased or otherwise marketed  when technological   feasibility
has been established. These capitalized costs are subject to an ongoing assessment of the recoverability based upon anticipated future revenues
and   changes  in  hardware   and   software technologies.

          Amortization   of   the   capitalized   software
development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years
or  the sales       ratio  method. Unamortized capitalized  software
development  costs determined to be in  excess  of  net realizable    value
of   the  product   are   expensed immediately.

             Novitron International, Inc.   AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996
                              (Continued)

(2)  Stockholders' Equity
         On  November 12, 1996, the Company declared a 1 for  3   reverse
stock  split  of the Common Stock payable  on December  4,   1996   to  the
stockholders  of  record  on November   25,   1996.   No  fractional
shares were distributed and the Common Stock issued to each stockholder was rounded up to the nearest whole number of shares. All share and per share amounts for all periods presented have been adjusted to reflect this reverse stock split. The number of shares issued and
outstanding    pursuant  to  the  reverse  stock   split
decreased by 2,642,460.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter ended December 31, 1996 compared to the Third Quarter ended December 31, 1995

Revenue for the three and nine month periods ending December 31, 1996 have decreased 35.0% and 17.0%, respectively, as compared with the same periods one year ago. The decreases are principally due to the default of a major customer, E. Merck, as required by contractual obligation.

The gross profit margins decreased from 28.0% to 23.5% for the three month period and from 29.0% to 25.0% for the year-to-date. This was primarily the result of a reduced absorption of manufacturing overhead expenses related to the decrease in turnover. This result is also due to continued pricing pressure at Vital Scientific.

Sales and marketing expenses have decreased 10.5% for the nine month comparatives and have decreased 14.0% on a quarterly basis reflecting a decrease in sales commissions on export sales by Clinical Data (Australia) and to a reduction in the sales expenses at NovaChem BV.

In conjunction with (i) certain new special programs available in the Netherlands which provide support for research and development; and (ii) the attainment of technological feasibility on a major development program at Vital Scientific, the Company has adopted Statement of Financial Accounting Standards Number 86 to account for new projects. As a consequence, research and development contributed to the operating income for the quarter and research and development expenses decreased for the quarter and the year-to-date comparatives.

General and administrative expenses have increased 1.0% on a quarterly basis and decreased 4.0% for the nine month comparatives. The increase is primarily attributable to a one-time expense for ISO 9000 certification at Vital Scientific offset by a 7.0% strengthening of the United States Dollar against the Dutch Guilder.

Interest income decreased 33.0% for the quarter ended December 31 and decreased by 38.0% for the year-to-date because fewer funds were available for investment. Interest expense decreased 94.0% for the quarter and 63.0% for the nine month period because of less reliance on borrowed funds during fiscal year 1997 as compared to fiscal year 1996. Other income and expense consisted primarily of the effect of foreign currency transaction gains and losses on the results of operations.

As a result of the recording of a provision for income tax associated to the adoption of SFAS No. 86, there is an income tax expense for the quarter greater than income before taxes.

For the quarters ended December 31, 1995 and 1994, minority interest was attributable to the 6.0% of Vital Scientific NV not held by the Company.

Financial Condition and Liquidity
          The  decrease  in  working  capital  since   the
Company's  fiscal  year  ended  March  31,   1996 was
primarily accounted for by (i) a decrease in accounts receivable, (ii) a decrease in marketable securities, (iii) a decrease in inventory levels,
(iv) an increase in taxes payable, and (v) an increase in short-term borrowings offset by (i) an increase in cash, (ii) a decrease in accounts payable and (iii) a decrease in accrued liabilities.

The Company believes that its available funds will continue  to provide  for  working capital requirements. Approximately $135,000  of  the
$2.2  million of cash  and cash   equivalents   and   marketable securities
is  denominated   in  U.S. Dollars. The effect of  translation  into   U.S.
Dollars is reflected as a separate component of    stockholders'  investment
in  the  balance  sheet.   The  cumulative translation   exchange adjustment
in stockholders' investment is $586,916 at December 31, 1996 and $785,223 at March 31, 1996. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the functional currency (Dutch Guilder) is translated to U.S. Dollars. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations and liquidity are difficult to estimate.

           In light of the continued losses that the Company has  reported, a bank, which provides secured overdraft protection under an agreement with the Company's subsidiary, has notified the Company that it is withdrawing, for the time being, the overdraft facility, even though as of
December 31, 1996,   to the  best  of  the
Company's  knowledge,  the  Company was not in  default   of   the  capital
covenants  required  under  the agreement.  At  December 31, 1996,   on   a
consolidated  basis,  the  credit  line  was  not  utilized   due        to
offsetting balances between the Company's subsidiaries, although  the   use
of this available  credit  has  been reflected  in  the Company's financial
statements.   The Company is presently reviewing a new proposal  from  this
bank   for  a  two  (2.0)  million Dutch Guilder credit  line  secured   by
accounts receivable. There can be no assurances, however, that a new bank agreement will be effected.

There are no formal hedging procedures employed by the Company. The
primary  risk  is  to  monetary  assets  and  liabilities   denominated  in
currencies other than the U.S. Dollar. Approximately $8.3 million of the $8.5 million of current assets reside in the Company's foreign subsidiaries.

Part II.  OTHER INFORMATION

Items 1-4:
          None

Item 5: Other Information:
             The   Company  has  retained  German  and  U.S. counsel  to
advise  the Company on certain defaults in  a series  of agreements between
our  Dutch  subsidiary   and  its major customer,  E.  Merck.  The  Company
believes that its  claims  are meritorious and that, as a  result  of  such
defaults,  the  damages  to  the   Company   are considerable.  The Company
is presently in negotiation with this customer to settle amicably all outstanding issues. There can be no assurances, however, that such discussions will result in a solution favorable to the Company. The Company, therefore, intends to pursue all available remedies advised by counsel.


Item 6:
         None

Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                       Novitron International, Inc.
                                       (Registrant)



                                       Israel M. Stein, MD
Date:  January  31,  1997              Israel M. Stein, MD
     President