Form 10-K
period 1997-03-31
NOVITRON INTERNATIONAL INC
filed 1997-06-27
CIK 716646

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $3,640,000 based on the average price of the Common Stock as reported by NASDAQ on June 24, 1997.

As of June 24, 1997, there were 1,323,480 shares of the Registrant's Common Stock issued and outstanding.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its 1997 Annual Meeting into Part III of Form 10-K.

				Novitron International, Inc.

                        ANNUAL REPORT ON FORM 10-K
                     For the Year Ended March 31, 1997

                             Table of Contents
                                                            Page
                                  PART I

Item 1    Business                                                1

Item 2    Properties                                              9

Item 3    Legal Proceedings                                      10

Item 4    Submission of Matters to a Vote of Security Holders    10

                                  PART II

Item 5    Market Price for Registrant's Common Equity and
          Related Stockholder Matters                            11

Item 6    Selected Financial Data                                12

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    13

Item 8    Financial Statements and Supplementary Data            17

Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                 17

                                 PART III

Item 10   Directors and Executive Officers of the Registrant     18

Item 11   Executive Compensation                                 18

Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                         18

Item 13   Certain Relationships and Related Transactions         18

                                  PART IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                    19

Signatures                                                       20

PART I


Item 1.  Business

       Novitron International, Inc. (the "Company") is a multinational corporation focusing operations on the development of scientific instrumentation used in medical and analytical laboratories and in process monitoring in industry. The Company's Dutch subsidiary, Vital Scientific NV ("Vital Scientific"), designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and strategic partnerships. The Company's Dutch subsidiary, NovaChem BV ("NovaChem"), develops and markets process monitoring spectrophotometers with applications in petrochemical and pharmaceutical production and in environmental monitoring. The Company's subsidiary, Clinical Data (Australia) Pty. Ltd. ("Clinical Data Australia"), distributes diagnostic instruments and assays in the South Pacific and Southeast Asia.

Company History

     Novitron International, Inc. was established in 1972 as Clinical Data, Inc. to develop and market ambulatory electrocardiographic ("ECG") monitoring technology. In 1983, through a series of acquisitions, the Company grew to over $14 million in revenue. As the Company believed that future growth was limited, these businesses were sold or discontinued in 1990 and 1991.

      In 1984, the Company acquired a thirty-three percent (33%) equity interest in Vital Scientific. From 1985 to 1991, the Company increased its equity position in Vital Scientific to the present ninety-four percent (94%).

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

VITAL SCIENTIFIC NV

       Vital Scientific, established in 1956 and headquartered in Spankeren/Dieren, The Netherlands, is the nucleus of the Company's operations. Vital Scientific designs, develops, manufactures, and
distributes   scientific   instrumentation  for  medical   and   industrial
applications. The subsidiary's principal products, marketed under the "Vitalab" tradename, are automated and semi-automated clinical chemistry analyzers used in medical laboratories.

      Vital Scientific maintains a research and development group of fourteen professionals augmented by contract personnel and the TNO Product Centre, the Netherlands organization for applied scientific research. The
Company has in-house expertise in the disciplines of mechanical and electronic engineering and software system design and programming. Its machining and electronic assembly operations are CNC based and highly automated. Vital Scientific manufactures precision metal and plastic mechanical components to the high tolerances required in optical and electromechanical instrumentation.

      In January 1996, Vital Scientific signed an agreement with Hycor Biomedical, Inc. of Irvine, California for the design and manufacture of an automated instrument tailored for use with Hycor's allergy and autoimmune diagnostic assays. The agreement, which covers a four-year period, calls for the exclusive worldwide distribution of the instrument by Hycor Biomedical. The collaboration with Hycor Biomedical offers the opportunity to diversify Vital Scientific's instrumentation knowledge base into new diagnostic fields. The first unit was exhibited at the Medica in Dusseldorf Germany in November of 1996.

     During fiscal 1996, Vital Scientific obtained ISO 9002 certification and is expecting ISO 9001 approval in the coming year.

Marketing and Distribution

      During the past fiscal year, E. Merck continued to represent the primary distribution channel for instruments designed and manufactured by Vital Scientific. Sales to E. Merck represented approximately seventy-five percent (75%) and eighty-four percent (84%) of the Company's revenues during fiscal 1997 and 1996, respectively.
     Vital Scientific sales to E. Merck and its agencies are continuing, but are lower than specified in contractual agreements between the two companies. The Company has retained German and U.S. counsel to advise the Company on certain defaults in these agreements. The Company believes that, as a result of such defaults, the damages to the Company are considerable. The Company is presently in negotiation with this customer and is hoping to settle amicably all outstanding issues.
     Vital Scientific also maintains a dealer network for marketing certain of the subsidiary's products in Europe, the Far East, China and Russia. Vital Scientific has made significant progress during the past year in enhancing this distribution channel. In addition to the new Hycor Biomedical relationship noted above, the Company is actively seeking other strategic alliances for the distribution of its products.

Product Development

      During fiscal 1997, 1996, and 1995, the Company spent approximately $1,698,000, $1,110,000, and $1,217,000, respectively, on research and development at Vital Scientific.

      Seven new models of clinical laboratory analyzers have been developed in the past eight (8) years; the MicroLab 200, the Vitalab Eclipse, the Vitalab Eclipse Plus, the Vitalab Eclair, the Vitalab Selectra, the Vitalab Selectra II and the HYTEC 228. The top-of-the-line Vitalab Selectra II is a patient selective, high throughput clinical chemistry analyzer, capable of a wide range of routine, immunologic and esoteric testing. The instrument, designed for use with reagent diagnostics from different sources, targets the hospital and alternative care markets. Vital Scientific believes that the unique robotic features, the user-friendly interface and the wide range of applicable reagents for the Vitalab Selectra II provide its target market with state-of-the-art affordable "walk-away" testing capability.

      The new HYTEC-288 is the latest addition to the product range. The HYTEC-288 is a fully automated EIA immuno-assay system designed for allergy and autoimmune disease testing. This "walk-away" instrument permits the processing of fifty (50) patient samples and two hundred and eighty-eight
(288) test results in a single run.

     Research and development efforts at Vital Scientific are expected to be maintained at a constant level during fiscal 1998. The Company intends to develop new products and/or services where the Company perceives a demand and believes the product or service may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Competition

      In developing instruments for dual-label and private label sales by third parties, and in marketing directly to distributors, the Company competes with numerous other companies to establish relationships in Europe and the United States. These include the Kollsman division of the Sequa Corporation, Wilj International and many other smaller European and
American companies. The Company believes that it competes on its capabilities, the quality of its products, and its ability to produce in a timely fashion.

      In the sale of clinical chemistry analyzers, the Company experiences intense competition in the marketplace. Worldwide there are over fifteen companies, many of which have substantially greater resources than Vital Scientific. The Company competes on the basis of specialized features of its technology, added value, simplicity of operation, high performance-to-cost ratio, compatibility of instruments with reagents of various manufacturers, and strategic marketing alliances.

CLINICAL DATA (AUSTRALIA) PTY. LTD.

      Clinical Data Australia was formed in July 1992 to distribute diagnostic products in Australia, New Zealand, and the South Pacific. Clinical Data Australia also oversees Vital Scientific instrument sales to the People's Republic of China through a Hong Kong affiliate of the Company, Linkyears International Ltd.

      Clinical Data Australia also provides the Company with strategic access to the diagnostics market. Australian medicine provides an ideal blend of the characteristics found in Europe and the United States, and the Company was fortunate to have a capable marketing individual on-site. The Company's competitors also use Australia as a "test market" for new products.

       To support these strategic marketing activities, the Company recognized the opportunity to establish a diagnostics distribution business that was ideally positioned to represent smaller European and U.S. companies.

      Clinical Data Australia currently represents the following companies in Australia:

		  Hycor Biomedical - Urinalysis systems and consumables
              E. Merck - Clinical chemistry reagents
              Heinrich Amelung GmbH - Coagulation analyzers
              Nycomed Pharma - QC sera and Cell biology products
              R&R Mechatronics - ESR analyzers
              Vital Scientific - Clinical chemistry analyzers
              Medical Specialties International - Hematology controls Sigma Diagnosticsr - Wide range of diagnostics

      The Hycor Biomedical line was launched in 1995 and has proven to be very successful. The product is the leading urinalysis system in Australia with a market share of approximately 65%.

      Beginning in January 1996, Clinical Data Australia has been appointed the exclusive distributor in Australia for Sigma Diagnosticsr. This company had operated as a catalogue based supplier with a number of non-exclusive distributors.

      Sales to Linkyears International Ltd. destined for the People's Republic of China represented approximately six percent (6%) and seven percent (7%) of the Company's revenues during fiscal 1997 and 1996, respectively.

NOVACHEM BV

     NovaChem was established in August 1992 to develop and market on-line, real-time, spectrophotometric industrial process monitors. Located in Spankeren/Dieren, The Netherlands, NovaChem has developed a series of applications for the use of diode-array spectroscopy which include the monitoring of Claus Plant sulfur recovery; chlorine production; and the measurement of sulfur dioxide, oxides of nitrogen, and ammonia in stack emissions. The technology has also been proven effective in controlling ethylene glycol manufacture, refining cobalt, and monitoring the clean-in-place process in the production of pharmaceuticals.

      In January 1996, NovaChem introduced the Mark II - IPM Process Analyzer, a new generation of industrial process monitors. Designed and developed by NovaChem, the Mark II - IPM represents a major step forward in the advancement of state-of-the-art solid state, fiber-optic, diode-array technology specifically designed for process control applications.

     The IPM Mark II provides major advancements in spectroscopic hardware, user interface, and chemometric software as compared to conventional systems. In addition, the new Mark II - IPM Process Analyzer complies with all requirements necessary to obtain the CE marking. This new generation of diode-array process analyzers expands the company's proprietary technology base.

      NovaChem's products are production engineered and manufactured by Vital Scientific.

Marketing and Distribution

      The market for process monitoring instrumentation has evolved from a demand for on-line, real-time analytical techniques similar to those employed in the industrial laboratory. The market, international in scope, is driven by solving specific processing application problems. The market is characterized by many small niches with specialized vendors. Success factors in this market include an in-depth knowledge of end-user processing, active product development, international market targeting, a reputation for stability and service, and strategic planning.

      NovaChem's  technology  is marketed in North America,  Europe,  South
America   and   Asia,   through  established  dealers  and   manufacturer's
representatives representing the process monitoring industry.

     In  January 1997, NovaChem signed a series of agreements with  Houston
Atlas, Inc. for development and exclusive distribution of certain petrochemical and refining applications of the NovaChem proprietary diode-array process monitoring technology. Houston Atlas of Dallas, Texas, is a subsidiary of Thermo Instrument Systems, Inc. a leader in the field of process monitoring in the hydrocarbon industry, which includes refining, petrochemical and natural gas processing and transport.

Product Development

     During fiscal 1997 and 1996, NovaChem spent approximately $124,000 and $144,000, respectively, on research and development. Resources were also used for the development of related sampling systems necessary for the coupling of the diode-array monitor to the process line.

Competition

      In developing and marketing instruments for process monitoring, NovaChem competes with many companies in Europe and the United States. These include Ametek, Applied Systems, Western Research, and numerous others. The Company believes that it competes on the basis of specialized features of its technology, simplicity of operation, high performance-to-cost ratio, and quality of its products. The above notwithstanding, many of its competitors have greater financial and marketing resources than NovaChem.



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

Patents

     The Company or its subsidiaries either own or have applied for patents and trademarks on certain of their products. However, the Company does not believe that its business as a whole is or will be materially dependent upon the protection afforded by such patents or trademarks, and a substantial majority of the Company's revenues are attributable to products without patent protection.

Warranty and Product Liability

      After an in-depth evaluation of the potential liabilities from the sales of instrumentation and the high premium costs related thereto, the Company decided to self-insure. The Company believes that the potential risk from international instrumentation sales is low in view of its past loss experience and the Company's belief that there are no present material claims from existing operations.

      Warranty expenses during fiscal 1997 were approximately one percent (1.0%) of product revenue versus one and one-half percent (1.5%) for fiscal 1996.

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

Backlog

      At the close of the fiscal year ended March 31, 1997, the Company had a backlog of approximately $1,478,000 as compared to $783,000 in 1996. It is anticipated that all of the existing backlog will be filled by shipments during fiscal 1998. Deliveries are now being made within 30 days after the receipt of an order.

Seasonality

      The Company does not believe that its business has any significant seasonal factors.

Employees

      The Company had one hundred and nine (109) full, part-time, and contract employees as of March 31, 1997. One hundred (100) of these employees are employed by Vital Scientific, two (2) at NovaChem, five (5) at Clinical Data Australia, and two (2) are employed by Novitron International, Inc.

Environmental matters

      The Company does not believe that compliance with Federal, State or Local regulations relating to the protection of the environment have any material effect on the Company's financial or competitive position.

Significant Customers

      The loss of the Company's major customer would have a significant material adverse impact on the Company.

Industry Segments

      The information required by this section is specified in Note 13 in the accompanying notes to consolidated financial statements.

Executive Officers of the Registrant

      Subject to the discretion of the Board of Directors, officers serve for a one (1) year term expiring with the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

      Israel M. Stein, M.D., 54, has served as Chairman of the Board since 1972 and as President from 1972 until February 1988, and again since February 1989. Dr. Stein is a graduate of the Albert Einstein College of Medicine, a member of Alpha Omega Alpha, and is a Salk Scholar of the City University of New York. Before joining the Company, Dr. Stein served as Senior Assistant Surgeon at the National Institutes of Health and as a resident at Harvard Medical School.

      Adrian Tennyenhuis, 46, Senior Vice President of the Company is currently also the Managing Director of Clinical Data (Australia) Pty. Ltd. Mr. Tennyenhuis was formerly the Managing Director of Vital Scientific NV from 1989 to 1991. Before joining the Company, he held increasingly senior sales and marketing positions with Behring Diagnostics.

     Emile Hugen, 52, has been the Managing Director of Vital Scientific NV since October 1991. With over 25 years of increasing management responsibility in manufacturing and operations at Vital Scientific, Mr. Hugen is an experienced operating officer of the Company.

Item 2.  Properties

      The Company leases approximately 1,000 square feet of office space in Newton under a lease expiring in December, 2000.

      Vital Scientific leases approximately 35,000 square feet in Dieren, The Netherlands. The facility was designed specifically for the Company's needs, but was financed entirely by an unrelated third party. The facility is leased until the year 2008 with renewal and expansion options.

      NovaChem occupies approximately 1,000 square feet of office space in Newton and a small office in Dieren, The Netherlands under a series of short term leases.

      Clinical Data Australia occupies approximately 2,000 square feet of office and warehousing space in Castle Hill, New South Wales under a lease expiring in January 2000.

      The Company believes its current facilities are adequate for its planned needs in the near future.

Item 3.  Legal Proceedings

     The Company has retained German and U.S. counsel to advise the Company on certain defaults in a series of agreements between our Dutch subsidiary, Vital Scientific NV, and its major customer, E. Merck. The Company believes that its claims are meritorious and that, as a result of such defaults, the damages to the Company are considerable. The Company is presently in negotiation with this customer to settle amicably all outstanding issues. There can be no assurances, however, that such discussions will result in a solution favorable to the Company. The Company, therefore, intends to pursue all available remedies advised by counsel.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II


Item  5. Market for Registrant's Common Equity and Related Security  Holder
Matters

a) Market information: The Company's Common Stock trades on the NASDAQ Stock Market under the symbol NOVI. The following table sets forth the range of high and low sale prices per share of Common Stock for each quarter in fiscal 1997 and 1996 as reported by the NASDAQ Stock Market.

                                          Prices

Fiscal Year Ended March 31, 19971   High          Low
          First Quarter             $ 9.75        $ 4.69
          Second Quarter            $ 6.00        $ 2.63
          Third Quarter             $ 4.13        $ 1.69
          Fourth Quarter            $ 4.75        $ 2.63
Fiscal Year Ended March 31, 19961   High          Low
          First Quarter             $17.25        $13.50
          Second Quarter            $17.25        $13.13
          Third Quarter             $15.75        $ 8.63
          Fourth Quarter            $12.00        $ 7.50

1 The prices are restated for the effects of a 1 for 3 reverse stock split on December 4, 1996.


b) The approximate number of holders of record and beneficial owners of the Company's Common Stock at March 31, 1997 and March 31, 1996 were 299 and 1,300, and 299 and 1,300, respectively .

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

                                      Fiscal Year Ended March 31
                              (In thousands, except per share amounts)

                                   1997         1996        1995       1994      1993
Income Statement Data
Revenues                       $ 13,845   $   17,908   $ 16,818  $   11,920   $ 15,406

Gross profit                   $  3,713   $    5,002   $  5,220  $    3,602   $  6,342

Net income (loss)              $  (583)   $  (1,506)   $  (228)  $  (1,121)   $  1,344

Net income (loss) per share    $  (.44)   $   (1.14)   $  (.17)  $    (.85)   $   1.02

Weighted average common
  shares outstanding             1,323        1,323      1,327       1,322      1,316

a Per share amounts have been retroactively adjusted to reflect the 1:3 reverse stock split on December 4, 1996.

Balance Sheet Data
Working Capital                $  4,120   $    5,277  $   7,334 $     3,214  $   6,552
Total Assets                   $  9,277   $   12,294  $  15,075 $    12,354  $  14,490
Long-Term Debt Obligations     $     41   $       54  $      98 $       104  $     129
Stockholders' Investment       $  5,100   $    6,192  $   7,981 $     7,040  $   8,551


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company generated approximately $1,854,000 of cash from operations during the fiscal year ended March 31, 1997. The increase in funds generated comes from the collection of accounts receivable and a reduction in inventory levels offset by a decrease in accounts payable and accrued expenses. During fiscal year 1997, approximately $705,000 of cash was used by the Company in investing activities, mostly in capitalized software development costs and the purchase of equipment. Financing activities were immaterial during the year ended March 31, 1997. The Company's sources of cash include cash balances and a 2,000,000 Dutch Guilder standby line of credit from a Dutch bank. The Company believes that available funds will provide it with sufficient working capital through fiscal year 1998.

      In an effort to expand and diversify the Company's business, the Company continues to search for potential acquisitions. The Company currently does not have any understandings with respect to any such opportunities and there can be no assurances that any potential situations, if identified, will be consummated.

Results of Operations

Fiscal  Year ended March 31, 1997 compared to Fiscal Year ended  March  31,
1996

      Consolidated revenues for fiscal year 1997 were $13,845,000 versus $17,908,000 for fiscal year 1996, a decrease of approximately twenty-three percent (23%). The decline is principally due to the default of a major customer, E. Merck, on a series of agreements coupled with an eight percent (8%) strengthening of the Company's primary functional currency, the Dutch Guilder, against the U.S. dollar.

      The gross margin decreased from 28% for fiscal year 1996 to 27% for fiscal year 1997 primarily because of a reduced absorption rate of manufacturing overhead expenses. In addition, there was continued pricing pressure from a competitive market at Vital Scientific.

     Sales and marketing expenses decreased by $220,000, or sixteen percent (16%) from fiscal year 1996. A reduction in expenditures was responsible for eight percent (8%) of the decline while the strengthening of the Dutch Guilder contributed to the remainder of the decreased expenses between years. The reduction in expense resulted principally from decreased commissions on export sales at Clinical Data (Australia) and a decrease in the sales expenses at NovaChem BV.

      Research and development charges, as shown on the income statement, increased $25,000 or two percent (2%) from fiscal year 1996. During fiscal year 1997, the Company also spent an additional $502,000 which were capitalized on the consolidated balance sheet pursuant to the precepts of Statement of Financial Standards No. 86 (see Note 1(n) in the Notes to the Consolidated Financial Statements).

       General and administrative expenses decreased $336,700 or approximately fifteen percent (15%) from the similar period in fiscal year 1996. The reduction was the result of ongoing cost containment procedures implemented by the Company including decreased use of outside legal expense coupled with the eight percent (8%) strengthening of the Dutch Guilder against the U.S. Dollar.

      Interest expense decreased for the annual period comparatives because of less reliance on the line of credit than in the prior year. Correspondingly, interest income declined as well because there were fewer funds available for investment. Other income and expense was basically the effect of foreign currency transaction gains and losses on the results of operations.

     For fiscal 1997 and 1996, minority interest is attributable to the six percent (6%) of Vital Scientific not held by the Company.

      The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (Please refer to Note 10 in the Notes to the Consolidated Financial Statements.) Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. Dollars. Approximately $354,000 of the March 31, 1997 balance of $1,734,000 of cash, cash equivalents and marketable securities is denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected as a separate component of stockholders' investment in the balance sheet. The cumulative translation exchange adjustment in stockholders' investment is approximately two percent (2%) of total assets on the March 31, 1997 consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

      There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $7.0 million of $7.2 million of current assets reside in the Company's foreign subsidiaries.


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

      The gross margin decreased from 31% for fiscal year 1996 to 28% for fiscal year 1995 principally as a result of competitive pressure impacting the selling price of certain Vital Scientific instruments.

      Sales and marketing expenses increased $274,000, or 25% from fiscal year 1995. The increases are predominantly located at Clinical Data Australia which had increased sales commissions due on larger sales and at Vital Scientific which had increased warranty expenses as compared to the prior year. Costs also increased because of the Dutch Guilder's strengthening against the dollar.

      Research and development charges declined by $208,000 or 14% when compared to the prior year. This reduction was primarily because Vital Scientific entered into a collaborative research agreement with Hycor Biomedical, who is absorbing certain research and development expenses associated with the development work performed on the above mentioned projects (see Part I, page 2), combined with the timing of certain projects.

      General and administrative expenses also declined from last year. The decrease of $420,000 or 15.5% was a result of cost containment implemented by the Company as well as a decreased use of outside consultants.

      The write-down of certain assets relating to NovaChem BV reflects the Company's judgment that the carrying value of goodwill recorded in connection with its investment in NovaChem BV was impaired at March 31, 1996 due in part to the fact that the technology acquired with this purchase became technologically obsolete with the introduction of the Mark II - IPM Process Analyzer. In addition, the Company wrote off inventory which incorporated technology that was acquired in this investment.

     Interest income decreased and interest expense increased when compared to fiscal year 1995. The Company had fewer funds for investment and borrowed funds under its line of credit.

     For fiscal 1996 and 1995, minority interest is attributable to the six percent (6%) of Vital Scientific not held by the Company. Although the Company owned only 52% of NovaChem as of April 1, 1994, the minority interests were unable to fund their share of losses so, in accordance with APB No. 18 and Accounting Research Bulletin No. 51, the Company was required to recognize all of the losses of NovaChem during fiscal year 1996. As of March 31, 1995, NovaChem became a wholly-owned subsidiary of the Company.

      The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (Please refer to Note 10 in the Notes to the Consolidated Financial Statements.) Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the functional currency, Dutch Guilders, is translated into U.S. Dollars. Approximately $871,000 of the $1,019,000 of cash and cash equivalents and marketable securities is denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected as a separate component of stockholders' investment in the balance sheet. The cumulative translation exchange adjustment in stockholders' investment is six and one-half percent (6.5%) of the total assets as reflected on the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference to the table appearing under the caption "Election of Directors" in the Company's definitive 1997 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1997.

Item 11.  Executive Compensation

      The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's definitive 1997 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company's definitive 1997 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1997.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company's definitive 1997 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1997.

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

          NOVITRON INTERNATIONAL, INC.




                                        Israel M. Stein, M.D.
                                        Israel M. Stein, M.D.
Dated:  June 27, 1997                   Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  June 27, 1997                    Israel M. Stein, M.D.
                                        Israel M. Stein, M.D.
                                        Chairman of the Board
                                        Principal Executive Officer



Date:  June 27, 1997                    Arthur B. Malman
                                        Arthur B. Malman
                                        Director



Date:  June 27, 1997                    Gordon Baty, Ph.D.
                                        Gordon Baty, Ph.D.
                                        Director

               Novitron International, Inc. AND SUBSIDIARIES


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements                           Page

Report of Independent Public Accountants                     21

Consolidated Balance Sheets at March 31, 1997 and 1996       22

Consolidated Statements of Operations for the Years Ended
March 31, 1997, 1996 and 1995                                24

Consolidated Statements of Stockholders' Investment for the
Years Ended March 31, 1997, 1996 and 1995                    25

Consolidated Statements of Cash Flows for the Years Ended
March 31, 1997, 1996 and 1995                                26

Notes to Consolidated Financial Statements                   29


Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts              43

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novitron International, Inc.:

       We have audited the accompanying consolidated balance sheets of NOVITRON INTERNATIONAL, INC. (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

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

                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
June 9, 1997

                        CONSOLIDATED BALANCE SHEETS

                          MARCH 31, 1997 AND 1996


ASSETS

                                                 1 9 9 7     1 9 9 6
CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,634,270   $   485,029
  Marketable securities                           99,472       349,043
  Accounts receivable, less
    reserves of $102,000 and $119,000
    in 1997 and 1996, respectively             2,546,221     4,760,880
  Inventories                                  2,526,389     4,615,179
  Prepaid expenses                               280,915       186,530
  Other current assets                            83,257       142,073
       Total current assets                    7,170,524    10,538,734

EQUIPMENT, at cost:
  Manufacturing and computer equipment         1,896,433     2,999,413
  Furniture and fixtures                         403,882       866,606
  Leasehold improvements                         232,237       261,565
  Vehicles                                       101,818       109,854
                                               2,634,370     4,237,438
  Less: Accumulated depreciation
    and amortization                           2,053,108     3,387,058
                                                 581,262       850,380
OTHER ASSETS, net                                816,047       371,380
                                             $ 8,567,833   $11,760,494

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED BALANCE SHEETS

                          MARCH 31, 1997 AND 1996

                                (Continued)


  LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                             1 9 9 7     1 9 9 6
  CURRENT LIABILITIES:
   Short-term notes payable and
    current portion of long-term debt     $      54,375    $   55,938
    Accounts payable                          1,464,128     3,068,839
    Accrued expenses                          1,219,551     1,566,139
    Customer advances                           193,572       220,115
    Accrued income taxes                         33,287       180,400
          Total current liabilities           2,964,913     5,091,431
  LONG - TERM DEBT, net of current
   portion                                       41,029        53,563
  DEFERRED TAXES                                347,993       170,420
  MINORITY INTEREST                             240,830       252,935

  COMMITMENTS AND CONTINGENCIES:
    (Note 5)

  STOCKHOLDERS' INVESTMENT:
    Preferred stock, $.01 par value,
      Authorized: 1,000,000 shares
      Issued and outstanding: none                 -             -
    Common stock, $.01 par value,
      Authorized: 6,000,000 shares
      Issued and outstanding: 1,323,480          13,235        13,235
      shares
    Capital in excess of par value            4,882,375     4,882,375
    Cumulative translation adjustment           148,696       785,223
    Retained earnings (deficit)                (71,238)       511,312
         Total stockholders' investment       4,973,068     6,192,145
                                            $ 8,567,833   $11,760,494

The accompanying notes are an integral part of these consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995



                                       1 9 9 7        1 9 9 6       1 9 9 5
  REVENUES                           $ 13,845,483  $ 17,908,364  $ 16,818,276
  COST OF REVENUES                     10,132,189    12,906,518    11,598,567
            Gross profit                3,713,294     5,001,846     5,219,709
  OPERATING EXPENSES:
   Sales and marketing                  1,153,302     1,373,767     1,099,988
   Research and development             1,277,960     1,252,396     1,460,443
   General and administrative           1,950,567     2,286,951     2,707,526
   Write-down of certain assets
    relating to NovaChem BV
    (Note 3)                                -         1,279,871        -
                                        4,381,829     6,192,985     5,267,957
  Loss from operations                   (668,535)   (1,191,139)      (48,248)
  Interest expense                        (38,154)     (106,622)      (59,511)
  Interest income                          52,579        63,979       112,713
  Other expense, net                      (18,545)      (61,723)      (13,777)
                                         (672,655)   (1,295,505)       (8,823)
  Provision for (Benefit from)
  income taxes                            (78,000)      196,000       206,000
                                         (594,655)   (1,491,505)     (214,823)
  Minority interest                        12,105       (14,128)      (13,412)
  Net loss                           $   (582,550) $ (1,505,633) $   (228,235)

  Net loss per share                 $     (0.44)  $      (1.14) $      (0.17)
  Weighted average common
      shares outstanding               1,323,480      1,323,480     1,327,193


The accompanying notes are an integral part of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                    COMMON STOCK
                                          Capital in             Cumulative   Treasury     Retained
                                 Number    Excess of             Translation  Stock at     Earnings
                                of Shares  Par Value  Par Value  Adjustment     Cost      (Deficit)
BALANCE at March 31, 1994       1,343,180  $  13,431  $5,140,615 $ (28,595)  $(330,550)  $ 2,245,180

  Sale of common stock            5,067        51       17,313        -           -           -

  Issuance of common stock in
    connection with the
    acquisition of additional
    interest in NovaChem          3,667        37       56,213        -           -           -

  Retirement of treasury stock   (28,334)    (283)    (330,267)       -        330,550        -

  Retirement of common stock      (100)       (1)      (1,499)        -           -           -

  Translation adjustment            -          -          -       1,097,085       -           -

  Net loss                          -          -          -           -           -       (228,235)
BALANCE at March 31, 1995       1,323,480    13,235   4,882,375   1,068,490       -       2,016,945

  Translation adjustment            -          -          -       (283,267)       -           -

  Net loss                          -          -          -           -           -      (1,505,633)
BALANCE at March 31, 1996       1,323,480    13,235   4,882,375    785,223        -        511,312

  Translation adjustment            -          -          -       (636,527)       -           -

  Net loss                          -          -          -           -           -       (582,550)
BALANCE at March 31, 1997       1,323,480  $  13,235  $4,882,375  $148,696     $  -       $(71,238)

The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                  1 9 9 7       1 9 9 6         1 9 9 5
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net loss                     $ (582,550)    $ (1,505,633)     $ (228,235)
 Adjustments to reconcile
  net loss to net
  cash provided by (used in)
  operating activities-
   Depreciation and              403,630         529,625         611,129
    amortization
   Write-off of goodwill
    associated with
    acquisition of NovaChem
    BV                               -         1,051,682              -
    Deferred income taxes        215,673         (24,922)         35,977
    Minority interest            (12,105)         14,128          13,412
 Changes in Current Assets
  and Liabilities
    Accounts receivable        1,756,560      (1,007,016)       (758,852)
    Inventories                1,639,802         320,514      (1,660,524)
    Prepaid expenses            (126,757)        281,267        (104,693)
    Other current assets          44,540        (140,761)         16,178
    Accounts payable          (1,184,244)       (516,637)      1,169,109
    Accrued expenses            (174,659)        216,140         177,217
    Customer advances              1,045            (112)       (237,356)
    Accrued income taxes        (126,673)       (302,292        (669,225)
 Net cash provided by
 (used in) operating
 activities                     1,854,262     (1,084,017)     (1,635,863)

CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Marketable securities        249,571        (349,043)        699,607
    (Increase) decrease in
     other assets               (579,884)          1,039             298
    Purchase of equipment       (226,682)       (207,328        (424,566)
    Proceeds from sale of         60,528          15,729          82,600
     equipment
    Other, including foreign
     exchange effects on cash   (208,106)         79,978         175,459
 Net cash provided by (used
 in) investing activities       (704,573)       (459,625)        533,398

Continues on page 29

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                (Continued)

                                    1 9 9 7        1 9 9 6         1 9 9 5
CASH FLOWS FROM
  FINANCING ACTIVITIES:
 Proceeds from (payments
  on)short-term notes
  payable                     $       5,886  $      5,540    $   (289,633)
    Payments on long-term
     debt                            (6,334)      (39,060)        (29,112)
    Sale of common stock                 -           -             17,364
    Retirement of common
     stock                               -           -             (1,500)
 Net cash provided by (used            (448)       26,480        (302,881)
 in) financing activities
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS       1,149,241    (1,517,162)     (1,405,346)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                 485,029     2,002,191       3,407,537
CASH AND CASH EQUIVALENTS,
   END OF YEAR                 $  1,634,270  $    485,029    $  2,002,191



Continues on page 30



                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                (Continued)


                                          1 9 9 7      1 9 9 6      1 9 9 5
Supplemental disclosure of  cash
flow information:
   Cash paid during the year for:
     Interest                       $     33,417   $   130,512  $    47,675
     Income taxes                          2,180       459,033      799,134

Supplemental disclosure of noncash
 investing and financing
 activities:

   Retirement of treasury stock     $        -    $      -      $   330,550
   Issuance of common stock in
    connection with the
    acquisition of additional
    interest of NovaChem BV         $      -      $      -      $   (56,250)

   Write-off of fully depreciated
    equipment                       $  1,264,496  $      -      $     -



The accompanying notes are an integral part of these consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997


(1) Operations and Accounting Policies

      Novitron International, Inc. ("the Company") is a multinational company which, through its subsidiaries, designs, manufactures and markets instrumentation used in clinical and analytical laboratories and in process monitoring in industry. The Company's Dutch subsidiary, Vital Scientific NV, designs and manufactures scientific instrumentation, including blood chemistry analyzers. NovaChem BV, another Dutch subsidiary, develops and markets process analyzers used in the production of petrochemicals and pharmaceuticals and in environmental monitoring. To better reflect this effort at diversification, on April 12, 1994, the Company's name was changed from Clinical Data, Inc. to Novitron International, Inc.

       The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

     (a)  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd., NovaChem BV, Spectronetics NV, and Vital Scientific NV (94%- owned subsidiary). All significant intercompany accounts and transactions have been eliminated in consolidation.


     (b) Cash and Cash Equivalents

      Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at March 31, 1997 and 1996:

                                        1 9 9 7           1 9 9 6
          Cash and money market       $ 1,630,638       $  381,402
           investments
          Certificate of deposit           -               100,000
          Time deposits                     3,632            3,627
                                      $ 1,634,270       $  485,029


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)

(1) Operations and Accounting Policies (continued)

     (c) Marketable Securities

      The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, marketable securities that the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held-to-maturity" securities. For the periods ended March 31, 1997 and 1996, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value.

     (d) Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at March 31, 1997 and 1996:

                                             1 9 9 7        1 9 9 6
             Raw materials               $    496,248    $    686,723
             Work-in-process                1,252,249       2,536,392
             Finished goods                   777,892       1,392,064
                                         $  2,526,389    $  4,615,179

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

CAPTION>
             Asset Classification                Useful Lives
             Manufacturing  and computer
              equipment                             3-7 years
             Furniture and fixtures                 3-7 years
             Leasehold improvements                   5 years
             Vehicles                               3-5 years
             Goodwill                                20 years

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)


(1) Operations and Accounting Policies  (continued)

     (f) Depreciation and Amortization of Equipment and Intangibles
(continued)

      The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), effective April 1, 1995. SFAS No. 121 requires the Company to continually evaluate whether events and circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At March 31, 1997 and 1996, the Company's remaining goodwill relates to its investment in Vital Scientific NV.

     (g) Net Loss Per Share

      The net loss per share in fiscal 1997, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective fiscal years after restatement to reflect the 1-for-3 reverse stock split on December 4, 1996 (see Note 2). In fiscal year 1998, the Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the restatement of previously stated earnings per share for comparability purposes. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the Company's historical earnings per share.

     (h) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch guilder. During fiscal 1997, the functional currency of Clinical Data Australia became the Australian dollar in recognition of the shift of its operations to a more domestic focus. Also in fiscal 1997, NovaChem BV changed its functional currency to the United States dollar because the majority of its operations are now based in the United States. Gains and losses from translating asset and liability accounts which are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)


(1) Operations and Accounting Policies  (continued)

     (h) Foreign Currency Translation (continued)

of stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations.

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

     (k) Warranty Policy

      The Company provides for a warranty reserve on its manufactured products for one year which covers parts and materials.

     (l) Financial Instruments

      The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, and long-term debt, approximates their carrying value.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)


(1) Operations and Accounting Policies  (continued)

     (m) Concentration of Credit Risk

      Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance sheet credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with large financial institutions. See Notes 9 and 13 for significant customers and financial information by geographic area, respectively.

     (n) Software Development Costs

      In connection with the development of software included as a significant component of a new analysis product, the Company has applied the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies.

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

      During the year ended March 31, 1997, the Company capitalized $502,331 under SFAS No. 86, included as a component of other assets in the accompanying consolidated balance sheet. The Company has not recorded any amortization for the year then ended, as the capitalized costs pertain to a product that is not yet available for general release.

     (o)  Reclassifications

       Certain reclassifications have been made to the prior years' presentation in order to conform to that of the current year.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)


(2) Reverse Stock Split

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

(3) Write-down of Certain Assets Relating to NovaChem BV

      In accordance with SFAS No. 121, the Company has determined that the carrying value of the goodwill recorded in connection with its investment in NovaChem BV was impaired at March 31, 1996. Accordingly, the Company recorded a charge of $1,052,000 relating to the write-off of goodwill. In addition, the Company wrote off $228,000 of related obsolete inventory at March 31, 1996.

(4) Short-Term Notes Payable and Long-Term Debt

      The Company's foreign debt obligations are as follows at March 31, 1997 and 1996:

                                            1 9 9 7        1 9 9 6
         Short-term notes payable     $     6,521      $      -

          Long-term debt -
           Note payable, interest
            free for a period of
            five years: principal
            repayment began in
            fiscal 1996
            (approximately $14,000
            per year)                      23,431           46,802


           Other notes payable,
            interest ranging from
            11.35%  -  11.55%              65,452           62,699
                                           95,404          109,501
           Less: short-term notes
            payable and current
            portion of long-term
            debt                           54,375           55,938
                                      $    41,029     $     53,563

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)


(4) Short-Term Notes Payable and Long-Term Debt (continued)

      As of March 31, 1997, Clinical Data BV, Vital Scientific NV, Spectronetics NV and NovaChem BV have an agreement with a bank which provides consolidated overdraft protection to a maximum of 2,000,000 Dutch guilders (approximately $1,060,000). Interest on this facility is based on the official Dutch prime rate (5.50% at March 31, 1997) plus 2.50%. Any overdraft of one entity is offset against the cash balances of the others before the line of credit is accessed. At March 31, 1997 and 1996, there were no amounts outstanding under this facility. Trade receivables of Vital Scientific NV and NovaChem BV are provided as security for this facility. The line continues as long as the Company conforms to certain capital covenants; these covenants have been met as of March 31, 1997.

(5) Lease Commitments

      The Company leases facilities, vehicles and computer equipment under operating leases. Future minimum lease payments under these leases as of March 31, 1997 are as follows:

      Year Ending March 31,                Amount
                      1998              $  387,000
                      1999                 374,000
                      2000                 356,000
                      2001                 330,000
                      2002                 291,000
                   thereafter            1,748,000
                                        $3,486,000


       Rent expense of approximately $340,000, $418,000 and $383,000 was incurred during fiscal 1997, 1996 and 1995, respectively.

(6) Stock Option Plans

       The Company has established a 1991 Stock Option Plan ("the Plan") and a 1991 Directors' Stock Option Plan ("the Directors' Plan") under which an aggregate of 120,000 shares and 60,000 shares of common stock are reserved, respectively, for the purpose of granting incentive and nonstatutory stock options.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)

(6) Stock Option Plans (continued)

       Under the terms of the Plan and the Directors' Plan, all options are granted at not less than the fair value of the stock on the date of grant. Options are exercisable over various periods not exceeding four years; the options under the Plan expire no later than seven years after the date of grant whereas the options granted under the Directors' Plan expire no later than ten years after the date of grant.

       During fiscal year 1997, options to purchase 30,000 shares of common stock were granted to an officer at 110% of the fair market value of the stock on the date of grant.

       In October 1995, the Financial Accounting Standards Board released Statement of Accounting Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for fiscal years beginning after December 31, 1995. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only requirements of the SFAS No. 123 and plans to continue to account for employee stock options using APB No. 25, making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

       The following table summarizes stock option activity during fiscal 1997, 1996 and 1995.

                          Number of         Option Price          Weighted-
                            Shares      Per Share      Total    Average Price
 Outstanding at March 31,
 1994                      22,876      $3.25-15.68    $ 259,010     $11.32
   Options granted          3,334         15.00          50,010      15.00
   Options exercised       (5,167)      3.25-3.75       (17,749)     (3.44)
 Outstanding at March 31,
 1995                      21,043      $3.75-15.68    $  291,271    $13.84
   Options granted          5,734      14.25-14.63        82,960     14.47
   Options canceled or
   Expired                 (2,375)      3.75-12.00       (20,250)    (8.53)
 Outstanding at March 31,
 1996                      24,402      $12.00-15.68   $  353,981    $14.51
   Options granted         80,500        3.00-8.25       279,375      3.47
   Options canceled or
   expired                 (4,534)      14.25-15.00      (67,111)   (14.80)
 Outstanding at March 31,
 1997                     100,368      $3.00-15.68    $  566,245     $5.64

 Exercisable at March 31,
 1997                      17,068      $12.00-15.68   $  246,220    $14.42


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)

(6) Stock Option Plans (continued)

       The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company and its subsidiaries in the fiscal years ended March 31, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

       The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 1997 and 1996 are as follows:

                                         1 9 9 7        1 9 9 6
Risk-free interest rate               6.30% - 6.73%      6.00%
Expected dividend yield                     0              0
Expected lives                         6.43 years      4.00 years
Expected volatility                  50.93% - 51.33%     51.56%
Weighted average grant date fair
 value of options granted during
 the period                               $1.91          $ 6.76
Weighted average exercise price of
 options granted during the period        $3.47          $14.47
Weighted average remaining
 contractual life of options
 outstanding                           5.87 years      3.49 years

       The pro forma compensation expense to be recognized under SFAS No. 123 for the years ended March 31, 1997 and 1996 was $12,158 and $2,281, respectively. Such compensation expense did not change the earnings per share as shown on the income statement for the respective years.

       The range of exercise prices for options outstanding and options exercisable at March 31, 1997 are as follows:

                          OUTSTANDING                   EXERCISABLE
                            Weighted
                             Average     Weighted               Weighted
                            Remaining    Average                 Average
               Number of   Contractual   Exercise   Number of   Exercise
Price Range     Shares        Life        Price      Shares       Price
$3.00-$3.30     75,000     6.07 years    $  3.12          0      $ 0.00
   $8.25         5,500     3.11 years    $  8.25          0      $ 0.00
$12.00-$15.68   19,868     1.91 years    $ 14.44     17,068      $14.42
               100,368     5.08 years    $  5.64     17,068      $14.42




                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)

(7) Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       The  provision  for  (benefit  from)  income  taxes  shown  in   the
accompanying  consolidated  statements  of  operations  consists   of   the
following:

                                       For the Years Ended March 31,
                                     1 9 9 7        1 9 9 6     1 9 9 5

  Current:
    Domestic                     $     -       $       -      $     -
    Foreign                         (265,000)       (25,000)     170,000
  Total Current                     (265,000)       221,000      170,000
  Deferred:
    Domestic                           -               -           -
    Foreign                          187,000        (25,000)      36,000
  Total Deferred                     187,000        (25,000)      36,000
                                 $   (78,000)  $    196,000   $  206,000


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)

(7) Income Taxes (continued)

      The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

                                       For the Years Ended March 31,
                                       1 9 9 7        1 9 9 6     1 9 9 5
  Benefit from taxes at
    statutory rate                 $  (235,000)   $  (454,000)  $   (3,000)
  Domestic operating loss not
    benefited                              -             -          74,000
  Utilization of domestic net
    operating loss carryforward        (26,000)       (39,000)
  Utilization of foreign net
    operating loss carryforward         (9,000)          -         (41,000)
  Foreign operating loss not           211,000        672,000      249,000
    benefited
  Taxes resulting from higher
    incremental foreign rate               -           38,000       41,000
  Tax benefit resulting from
    lower statutory foreign rate       (13,000)        (3,000)    (132,000)
  Other                                 (6,000)       (18,000)      18,000
                                   $   (78,000)   $   196,000   $  206,000

     The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 1997 and 1996 is as follows:

                                           1 9 9 7       1 9 9 6
       Net operating loss              $ 2,422,321   $ 2,910,820
       carryforwards
       General business tax credit
        carryforwards                      136,048       118,820
       Other, net                           28,308        (1,511)
                                         2,586,677     3,028,129

       Less: valuation allowance         2,558,077     3,028,129
                                       $    28,600   $      -

     SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company has determined that, except for the net operating loss carryforward at Vital Scientific NV, it does not meet the "more likely than not" standard. Accordingly, the Company has provided a valuation allowance against the deferred tax assets for all items except for the aforementioned Vital Scientific NV net operating loss carryforward.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)


(7) Income Taxes (continued)

     The tax effect on the components of the deferred tax liability at March 31, 1997 and 1996 is as follows:

                                           1 9 9 7     1 9 9 6
       Prior pension service costs       $ 107,088   $  96,035
       Research and development            247,905      74,385
       liabilities
                                         $ 347,993    $170,420


      The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $3,577,000 and $1,401,000, respectively; these carryforwards will expire from 1998 to 2012. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $136,000. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 1998 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service.

       The  Company  has  foreign  net  operating  loss  carryforwards   of
approximately $2,964,000, of which $28,000 expire between 1998 and 2001; the balance, $2,936,000, is not subject to expiration.

(8) Pension Plan

      The Company's subsidiary, Vital Scientific NV, participates in a multiemployer defined benefit pension plan. Contributions and expenses incurred by the Company amounted to approximately $103,000, $98,000 and $75,000 during fiscal 1997, 1996 and 1995, respectively.

(9) Significant Customers

      During fiscal 1997 and 1996, the Company had sales of scientific and process monitoring instrumentation to one customer amounting to approximately 75% and 83% of consolidated revenues, respectively, and in fiscal year 1995, the Company had similar sales to two customers totaling 82% of consolidated revenues. At March 31, 1997, 75% of accounts receivable were from this customer.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)

(9) Significant Customers (continued)

      The Company expects that sales to this customer will decrease significantly during the upcoming fiscal year. The Company is currently pursuing new customer relationships, which management believes will at least partially offset the expected decline in sales to this customer.

(10) Other Expense, net

     Other expense, net, consists of the following:

                                For the Years Ended March 31,
                                1 9 9 7      1 9 9 6     1 9 9 5
       Foreign exchange gain   $(22,842)   $ (61,947)  $  23,624
       (loss)
       Other income
       (expense), net             4,297          224     (37,401)
                               $(18,545)   $ (61,723)  $ (13,777)


(11) Accrued Expenses

     Accrued expenses consist of the following:

                                           1 9 9 7           1 9 9 6
       Payroll and payroll-related       $   478,372      $   632,754
        expenses
       Warranty and retrofit                 281,991          359,526
        reserves
       Other                                 459,188          573,859
                                         $ 1,219,551      $ 1,566,139

(12) Other Assets

     Other assets consist of the following:

                                            1 9 9 7      1 9 9 6
       Goodwill, net of accumulated
         amortization of $381,000 and
         $395,000 at March 31, 1997
         and 1996, respectively          $   219,324  $  308,915
       Capitalized  software                 502,331        -
        development costs
       Other                                  94,392      62,465
                                         $   816,047  $  371,380


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

                                (Continued)

(13) Segment Information

      The Company's domestic business activities consist of corporate administration and process monitoring. Vital Scientific NV manufactures and sells scientific instrumentation. NovaChem BV designs and markets process monitoring instrumentation. During fiscal years 1995 and 1996, the Company's Australian subsidiary sold scientific instrumentation primarily to customers in the People's Republic of China. During fiscal year 1997, domestic sales of instruments and consumables provided the majority of the Australian revenues. Revenues, income (loss) from operations and identifiable assets classified by segment are as follows (in thousands):

                                  United States                          Europe
                       Adminis-      Process       Scientific       Process
                        tration     Monitoring     Instruments    Monitoring   Australia  Consolidated
      March 31, 1997
      Sales to
       unaffiliated
       customers       $   -       $    127        $  11,852      $    29      $  1,837   $   13,845
      Sales or
       transfers
       areas between
       geographic
       areas              -            -                 630           (9)          -            -
                       $   -       $    127        $  12,482      $    20      $  1,837   $   13,845
      Income(loss)
      from operations  $ (408)     $   (190)       $      (7)     $  (117)     $     53   $     (669)
      Identifiable
      assets           $  172      $    150        $   7,837      $  (132)     $    541   $    8,568

      March 31, 1996
      Sales to
       unaffiliated
       customers       $   -       $    -          $  15,826      $   186      $  1,896   $   17,908
      Sales or            -             -              1,280           12           -            -
      transfers
       between
       geographic
       areas           $   -       $    -          $  17,106      $   198      $  1,896   $   17,908
      Income(loss)
       from operations $ (386)     $   (497)       $     716      $  (995)     $    (29)  $   (1,191)
      Identifiable
       assets          $  755      $     65        $  10,190      $    34      $    716   $   11,760

      March 31, 1995
      Sales to
       unaffiliated
       customers       $  -        $    -          $  11,423      $ 4,093      $  1,302   $   16,818
      Sales or
       transfers
       between
       geographic
       areas              -             -             1,249            42           -            -
                       $  -        $    -          $ 12,672       $ 4,135       $1,302    $   16,818
      Income(loss)
       from operations $ (661)     $   (321)       $    716       $   288        $(70)    $      (48)
      Identifiable
       assets          $1,213      $     24        $ 10,961       $ 1,665        $706     $   14,569


                                SCHEDULE II


                     VALUATION AND QUALIFYING ACCOUNTS

                              MARCH 31, 1997


                       Balance at                             Balance at
                        Beginning                               End of
Item                    of Period    Additions    Deductions    Period
Allowance for
 Doubtful Accounts

        1997           $  118,707   $       -     $   17,073  $  101,634

        1996           $  112,055   $    69,322   $   62,670  $  118,707

        1995           $  207,669   $    54,133   $  149,747  $  112,055


Warranty & Retrofit
 Reserve

        1997           $  359,526   $   117,016   $  194,551  $  281,991

        1996           $  226,363   $   270,255   $  137,092  $  359,526

        1995           $  142,644   $   321,364   $  237,645  $  226,363


Inventory
Obsolescence
 Reserve

        1997           $  771,299   $       -     $  226,320  $  544,979

        1996           $  460,550   $   416,412   $  105,663  $  771,299

        1995           $  327,449   $   159,293   $   26,192  $  460,550


                               EXHIBIT INDEX

Exhibit
Number                          Description
2.1** Purchase agreement dated February 7, 1990 between Clinical Data, Inc. and CardioData Systems, a division of UM Holding Company.
2.2*** Stock Purchase Agreement dated October 31, 1990 between Merrimack Valley Medical Services Company, Enviromed, Inc., and Clinical Data, Inc.
3.1*      Certificate of Incorporation
3.2*      Bylaws
3.3***** Form 10-C dated June 16, 1994 - Change in Name of Issuer effective April 12, 1994.
4.1* Article Fourth of the Certificate of Incorporation, as amended (included in Exhibit 3.1)
10.25**** 1991 Stock Option Plan and 1991 Directors' Option Plan and forms of option agreement.
22.1      Subsidiaries of the Registrant
24.1      Consent of Arthur Andersen LLP





* Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (File No. 2-82494).
** Incorporated by reference to exhibits to the Registrant's Notice of Special Meeting of Stockholders held on February 7, 1990 and mailed to stockholders on January 18, 1990.
***   Incorporated by reference to exhibits to the Registrant's Form 10-Q for the period ended December 31, 1990.
**** Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed with the Commission on March 5, 1992.
***** Incorporated  by reference to Form 10-C filed with the SEC  on   June  16,
      1994.

EXHIBIT 22.1

                      SUBSIDIARIES OF THE REGISTRANT




      The   Registrant  has  the  following  subsidiaries,  the  financial statements of which are included in the consolidated financial statements of the Registrant:

                             Country           Percentage
   Name                      of Incorporation     Owned
   ClinicalData
   (Australia) Pty. Ltd.     Australia            100%
   Clinical Data BV          Netherlands          100%
   NovaChem BV               Netherlands          100%
   Spectronetics NV          Curacao              100%
   Vital Scientific NV       Netherlands           94%



                               EXHIBIT 24.1


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-25938, 33-25939, 33-46233 and 33-46234).


                                                        ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 25, 1997