Form 10-Q
period 1997-06-30
NOVITRON INTERNATIONAL INC
filed 1997-08-11
CIK 716646

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended June 30, 1997

                                    or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to


For Quarter Ended                                       Commission File Number
June 30, 1997                                               0-12716


                       Novitron International, Inc.
          (Exact Name of Registrant as Specified in its Charter)

Delaware                                                       04-2573920
(State of incorporation)                     (IRS Employer Identification No.)


One Gateway Center, Suite 411, Newton, MA.                          02158
(Address of principal executive offices)                         (Zip Code)


Registrant's Telephone number, including area code:  (617) 527-9933


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X   No ___


The number of shares of common stock outstanding as of August 8, 1997 is 1,323,480.

              Novitron International, Inc.  AND SUBSIDIARIES

                                 FORM 10-Q

                                   Index


                                                                       Page

Part I:  FINANCIAL INFORMATION

  Item 1: Consolidated Financial Statements

   Consolidated balance sheets at June 30, 1997 and March 31, 1997           1

   Unaudited consolidated statements of operations
   for the three months ended June 30, 1997 and 1996                         3

   Consolidated statements of stockholders' investment
   for the years ended March 31, 1996, and 1997 and the
   three months ended June 30, 1997 (unaudited)                              4

   Unaudited consolidated statements of cash flows for
   the three months ended June 30, 1997 and 1996                             5

   Notes to unaudited consolidated financial statements                      7

  Item 2: Management's Discussion and Analysis of
   Financial Condition and Results of Operations                            11

Part II:  OTHER INFORMATION                                                 12

SIGNATURE                                                                   13

               Novitron International, Inc. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                   June 30,1997  March 31,1997
CURRENT ASSETS:
  Cash and cash equivalents        $ 2,025,697    $ 1,634,270
  Marketable securities                 74,542         99,472
  Accounts receivable, less
   reserves of $89,000 at June 30,
   1997 and $102,000 at March 31,
   1997, respectively                2,449,695      2,546,221
  Inventories                        2,442,806      2,526,389
  Prepaid expenses                     285,867        280,915
  Other current assets                  35,444         83,257
     Total current assets            7,314,051      7,170,524

EQUIPMENT, at cost:
  Manufacturing  and computer
   equipment                         1,881,948      1,896,433
  Furniture and fixtures               389,643        403,882
  Leasehold improvements               223,075        232,237
  Vehicles                              98,225        101,818
                                     2,592,891      2,634,370
  Less - Accumulated depreciation
   and amortization                  2,048,536      2,053,108
                                       544,355        581,262
OTHER ASSETS, net                      829,627        816,047
                                   $ 8,688,033   $  8,567,833


The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.  AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                    June 30,1997 March 31,1997
  CURRENT LIABILITIES:
   Short-term notes payable and cur-
    rent portion of long-term debt  $   85,397   $     54,375
   Accounts payable                  1,877,992      1,464,128
   Accrued expenses                  1,371,074      1,219,551
   Customer advances                   186,137        193,572
   Accrued income taxes                 27,907         33,287
      Total current liabilities      3,548,507      2,964,913
  LONG-TERM DEBT, net of current
     portion                            37,845         41,029
  DEFERRED TAXES                       251,392        347,993
  MINORITY INTEREST                    235,495        240,830

  COMMITMENTS AND CONTINGENCIES
    (Note 4)

  STOCKHOLDERS' INVESTMENT:
    Preferred  stock,  $.01  par
     value,Authorized--1,000,000
     shares;Issued and outstanding
     -none
    Common stock, $.01 par value,
    Authorized--6,000,000 shares
    Issued-1,323,480 shares at
    June 30, and March 31, 1997         13,235         13,235
    Capital in excess of par value   4,882,375      4,882,375
    Cumulative translation
      adjustment                       (30,996)       148,696
    Retained deficit                  (249,820)       (71,238)
     Total stockholders' investment  4,614,794      4,973,068
                                    $8,688,034     $8,567,833

The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.  AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30,

                                  1997         1996
      REVENUES                 $2,871,308   $4,655,552

      COST OF REVENUES          2,164,589    3,479,990
        Gross profit              706,719    1,175,562
      OPERATING EXPENSES:
        Sales and marketing       239,468      307,294
        Research and
         development              298,323      349,131
        General and
         administrative           415,288      453,919
                                  953,079    1,110,344
      Income (loss) from
        operations               (246,360)      65,218
      Interest expense            (14,059)     (27,705)
      Interest income              14,312       11,426
      Other income                  8,369        3,270
                                 (237,738)      52,209
      Provision for (benefit
      from) income taxes          (53,821)      96,019
                                 (183,917)     (43,810)
      Minority interest             5,335      (6,009)
      Net loss                 $ (178,582)  $ (49,819)

      Net loss per share       $   (0.13)   $   (0.04)
      Weighted average common
        shares outstanding      1,323,480    1,323,480

The accompanying notes are an integral part of these consolidated financial statements.

                 Novitron International, Inc.  AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                  FOR THE YEARS ENDED MARCH 31, 1996, AND 1997
                  AND FOR THE THREE MONTHS ENDED JUNE 30, 1997
                          Common Stock     Capital in Cumulative
                       Number              Excess of  Translation Retained
                     of Shares   Par Value Par Value  Adjustment  Earnings
BALANCE at March
31, 1995             1,323,480   $13,235   $4,882,375 $1,068,490 $2,016,945

Translation
adjustment               -          -            -      (283,267)     -

Net loss                 -          -            -          -    (1,505,633)

BALANCE at March
31, 1996             1,323,480    13,235    4,822,375    785,223    511,312

Translation
adjustment               -          -            -      (636,527)     -

Net loss                 -          -            -         -       (582,550)

BALANCE at March
31, 1997             1,323,480    13,235    4,822,375    148,696    (71,238)

Translation
adjustment               -          -            -      (179,692)      -

Net loss                 -          -            -          -      (178,582)

BALANCE at June
30, 1997             1,323,480   $13,235   $4,882,375 $  (30,996)$ (249,820)

   The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.  AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED JUNE 30,

                                     1997          1996
    CASH FLOWS FROM
     OPERATING ACTIVITIES:
      Net loss                 $ (178,582)  $   (49,819)
      Adjustments to
      reconcile net loss
      to net cash provided
      by (used in)
      operating activities-
       Depreciation and
        amortization              104,780        75,418
       Minority interest           (5,335)        6,009
       Accounts receivable         (3,286)      127,043
       Inventories                (15,688)      863,969
       Prepaid expenses           (16,095)      (15,821)
       Other current assets        45,413        20,362
       Accounts payable           480,337      (845,501)
       Accrued expenses           199,457          (786)
       Customer advances              152           420
       Accrued income taxes        (1,600)       28,551
       Accrued income taxes       (84,573)       23,446
       Net cash provided by
        operating activities      524,980       233,291

    CASH FLOWS FROM
     INVESTING ACTIVITIES:
      Marketable securities        24,930        99,645
      Other assets                (57,665)          227
      Purchases of equipment      (55,800)       (1,896)
      Sale of equipment               790           -
      Other, including foreign
       exchange effects on cash   (77,995)      (60,109)
      Net cash provided by
       (used in) investing
       activities               $(165,740)     $ 37,867

The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc. AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30,

                                (Continued)
                                     1997          1996
   CASH FLOWS FROM
    FINANCING ACTIVITIES:
     Proceeds from short-
      term notes payable         $   33,794     $   6,009
     Proceeds from (payments
      on)long-term debt              (1,607)        5,794
     Net cash provided by
      financing activities           32,187        11,803

   NET INCREASE IN CASH AND
    CASH EQUIVALENTS                391,427       282,961


   CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR            1,634,270       485,029

   CASH AND CASH EQUIVALENTS,
    AT June 30, 1997 and 1996   $ 2,025,697    $  767,990



The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1997


Basis of Presentation

The consolidated financial statements included herein were prepared by Novitron International, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at June 30, 1997 and June 30, 1996. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

          (b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at June 30, and March 31, 1997.

                                   June 30,1997   March 31,1997
Cash and money market investments  $  2,022,192   $   1,630,638
Time deposits                             3,632           3,505
                                   $  2,025,697   $   1,634,270

            (c) Marketable Securities

The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, marketable securities which the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held to maturity" securities. For the periods ended June 30, and March 31, 1997, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value.

               Novitron International, Inc. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1997

                                (Continued)


          (d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 1997:

                                 June 30,1997   March 31,1997
          Raw materials          $  516,323     $  496,248
          Work-in-process         1,125,166      1,252,249
          Finished goods            801,317        777,892
                                 $2,442,806     $2,526,389

        (e) Revenue Recognition

The Company recognizes revenue from the sale of products and supplies at the time of shipment.

        (f) Net Loss per Share

Net loss per share for the three month periods ended June 30, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective fiscal period. Effective for all reporting periods ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 has new guidelines about the calculation of earnings per share and requires the restatement of previously stated earnings per share for comparability purposes. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the Company's historical earnings per share.

        (g) Financial Instruments

The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and long-term debt, approximates their carrying value.

        (h) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch guilder. During fiscal 1997, the functional currency of Clinical Data Australia became the Australian dollar in recognition of the shift of its operations to a more domestic focus. Also in fiscal 1997, NovaChem BV changed its functional currency to the United States dollar because the majority of its operations are now based in the United States. Gains and losses from translating asset and liability accounts which are denominated in currencies other than the respective functional currency and foreign currency transaction gains and losses are included in other expense in the consolidated statements of operation. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders' investment in the accompanying consolidated balance sheets.

               Novitron International, Inc. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1997

                                (Continued)


        (i) Depreciation and Amortization of Equipment and Intangibles

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"), effective April 1, 1995. SFAS No. 121 requires the Company to continually evaluate whether events and circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of those assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the of the asset. At June 30, and March 31, 1997, the Company's remaining goodwill relates to its investment in Vital Scientific, NV.

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

        (k) Postretirement Benefits

The Company has no obligations for post retirement benefits.

        (l) Management's Use of Estimates

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

         (m) Warranty Policy

The Company provides for a warranty reserve on its manufactured products for one year which covers parts and materials.

               Novitron International, Inc. AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1997

                                (Continued)


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

During the period ended June 30, 1997 and March 31, 1997, the Company capitalized $566,685 and $502,331, respectively, under SFAS No. 86, included as a component of other assets in the accompanying consolidated balance sheets. The Company has not recorded any amortization for the year then ended, as the capitalized costs pertain to a product that is not yet available for general release.

        (o) Reclassifications

Certain reclassifications have been made to the prior years' presentation in order to conform to that of the current year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter ended June 30, 1997 compared to the First Quarter ended June 30, 1996

Revenues for the first quarter of fiscal year 1998 decreased thirty-eight percent (38%) as compared to the prior year as a result of the default of Vital Scientific's major customer, E. Merck, on a series of agreements and the eight percent (8%) weakening of the Company's primary functional currency, the Dutch Guilder, against the U.S. Dollar.

The gross profit margin decreased from 25.2% for the three months ended June 30, 1996 to 24.6% for the same period in 1997 as a result of a reduced absorption rate of manufacturing overhead expenses and decreased intercompany sales.

Sales and marketing expenses decreased by $68,000, or twenty-two percent (22%) from the same period in fiscal year 1997. The reduction in expense is principally due reduced sales commissions and a decrease in expenses at NovaChem BV. The weakening of the Dutch Guilder also contributed to the decline in selling expenses between years.

Research and development charges, as shown on the June 30, 1997 income statement, decreased by $51,000 or fourteen and one-half percent (14.5%) when compared to the three months ended June 30, 1996. However, on a cash basis, the Company expended an additional $85,700 in research funds which were capitalized on the consolidated balance sheet pursuant to Statement of Financial Standards No. 86 (see note 1(n) in the Notes to the Consolidated Financial Statements). Therefore the Company expended, on a cash basis, a total of $384,000 during the first quarter of fiscal year 1998 or ten percent (10%) more than the prior year.

General and administrative expenses decreased $39,000 or eight and one-half percent (8.5%) for the quarter ended June 30, 1997 versus the same period in 1996. The decrease is primarily due to the weakening of the Dutch Guilder against the U.S. Dollar.

On a quarterly comparative, the interest expense decreased because of the decreased reliance on the standby line of credit. The interest income increased for the period as there were more funds available for investment. Other income and expense is predominantly the effect of foreign currency transaction gains and losses on the results of operations. In addition, the other income, for the three months ended June 30, 1997, includes the recovery of a bad debt at NovaChem BV.

The minority interest in fiscal years 1998 and 1997 is attributable to the six percent (6%) of Vital Scientific not held by the Company.

Financial Condition and Liquidity

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. Dollars. Approximately $364,000 of the June 30, 1997 balance of $2,026,000 of cash, cash equivalents and marketable securities is denominated in U.S. Dollars. The effect of translation into U.S. Dollars is reflected as a separate component of stockholders' investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $7.1 million of $7.3 million of current assets reside in the Company's foreign subsidiaries.

The Company generated approximately $525,000 of cash from operations during the three months ended June 30, 1997. The increase in funds comes from the increase in the levels of accounts payable and accrued expenses offset by a decrease in prepaid expenses and deferred income taxes. Approximately $166,000 was used by the Company during the quarter for investing activities. These included the capitalization of software development costs, and the purchase of equipment coupled with the effect of foreign currency exchange. Financing activities have not been material thus far during fiscal year 1998. The Company's sources of cash include cash balances and a 2,000,000 Dutch Guilder standby line of credit from a Dutch bank. The Company believes that available funds will provide it with sufficient working capital during the remainder of fiscal year 1998.

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


                                               Novitron International, Inc.
                                                     (Registrant)



                                               Israel M. Stein MD
Date:August 11, 1997
                                               Israel M. Stein MD

                                                 President