Form 10-Q
period 1997-09-30
NOVITRON INTERNATIONAL INC
filed 1997-11-13
CIK 716646

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended September 30, 1997

                                    or

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 For the transition period from        to


For Quarter Ended                                 Commission File Number
September 30, 1997                                       0-12716


                       Novitron International, Inc.
          (Exact Name of Registrant as Specified in its Charter)

Delaware                                                    04-2573920
(State or other jurisdiction
of incorporation or organization)           (IRS Employer Identification No.)


One Gateway Center, Suite 411,  Newton, MA                       02158
(Address of principal executive offices)                      (Zip Code)


Registrant's Telephone number, including area code:  (617) 527-9933


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X   No __


The number of shares of common stock outstanding, as of November 10, 1997, is 1,322,005.

              Novitron International, Inc.  AND SUBSIDIARIES

                                 FORM 10-Q

                                   Index

                                                                      Page
Part I:  FINANCIAL INFORMATION

 Item 1:  Consolidated Financial Statements

          Unaudited consolidated balance sheets at
          September 30, 1997 and March 31, 1997                        3

          Unaudited consolidated statements of operations for the
          three and six months ended September 30, 1997 and 1996       5

          Unaudited consolidated statements of stockholders'
          investment for the years ended March 31, 1997 and 1996 and
          the six months ended September 30, 1997                      6

          Unaudited consolidated statements of cash flows for
          the six months ended September 30, 1997 and 1996             7

          Notes to unaudited consolidated financial statements         9

 Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    14


Part II:  OTHER INFORMATION                                           16


SIGNATURE                                                             17

              Novitron International, Inc.   AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                       September 30, 1997   March 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents                   $ 2,288,700   $    1,634,270
  Marketable securities                            74,480           99,472
  Accounts receivable, less
    reserves of $99,000 at
    September 30, 1997
    and $102,000 at March 31,
    1997, respectively                          1,866,002        2,546,221
  Inventories                                   2,974,710        2,526,389
  Prepaid expenses                                327,926          280,915
  Other current assets                             34,849           83,257
          Total current assets                  7,566,667        7,170,524

EQUIPMENT, at cost:
  Manufacturing  and computer                   1,968,076        1,896,432
    equipment
  Furniture and fixtures                          384,815          403,882
  Leasehold improvements                          220,119          232,237
  Vehicles                                         69,337          101,818
                                                2,642,347        2,634,369
  Less- Accumulated depreciation
    and amortization                            2,086,390        2,053,107
                                                  555,957          581,262
OTHER ASSETS, net                                 880,980          816,047
                                              $ 9,003,604   $    8,567,833

     The accompanying notes are an integral part of these consolidated financial statements.

               Novitron International, Inc. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                         September 30, 1997  March 31, 1997
CURRENT LIABILITIES:
  Short-term notes payable and current
    portion of long-term debt                 $      64,768   $       54,375
  Accounts payable                                2,307,220        1,464,128
  Accrued expenses                                1,576,620        1,219,551
  Customer advances                                 236,144          193,572
  Accrued income taxes                               28,999           33,287
        Total current liabilities                 4,213,751        2,964,913
LONG-TERM DEBT, net of current portion               35,238           41,029
DEFERRED TAXES                                      116,191          347,993
MINORITY INTEREST                                   231,793          240,830

COMMITMENTS AND CONTINGENCIES
  (Note 5)

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value,
    Authorized--1,000,000 shares
    Issued and outstanding--none
  Common stock, $.01 par value,
    Authorized--6,000,000 shares
    Issued-1,322,005 shares at
    September 30, and March 31, 1997                 13,220           13,220
  Capital in excess of par value                  4,882,390        4,882,390
  Cumulative translation adjustment                 (92,556)         148,696
  Retained earnings                                (396,423)         (71,238)
        Total stockholders' investment            4,406,631        4,973,068
                                                $ 9,003,604     $  8,567,833

The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             For Three Months               For the Six Months
                             Ended September 30,            Ended September 30,
                              1997        1996            1997           1996
REVENUES                 $ 2,608,696   $2,735,402    $ 5,480,004    $ 7,390,954

COST OF REVENUES           1,880,680    2,007,058      4,045,269      5,487,049
      Gross profit           728,016      728,344      1,434,735      1,903,905
OPERATING EXPENSES:
 Sales and marketing         191,053      271,550        430,521        578,844
 Research and development    294,846      418,344        593,169        767,475
 General and
  adminstrative              442,046      562,547        857,334      1,016,465
                             927,945    1,252,441      1,881,024      2,362,784
Loss from operations        (199,929)    (524,097)      (446,289)      (458,879)
Interest expense             (25,114)         617        (39,173)       (27,087)
Interest income               16,896       12,746         31,208         24,172
Other income (expense)        23,924      (96,501)        32,293        (93,232)
                            (184,223)    (607,235)      (421,961)      (555,026)
Benefit from income
taxes                        (33,918)    (160,922)       (87,739)       (64,903)
                            (150,305)    (446,313)      (334,222)      (490,123)
Minority interest              3,702       16,436         9,037          10,427
Net loss                 $  (146,603)  $ (429,877)   $ (325,185)    $  (479,696)
Net loss per share       $     (0.11)  $    (0.33)   $    (0.25)    $     (0.36)
Weighted Average
Common Shares
Outstanding                1,322,005    1,322,005     1,322,005       1,322,005

The accompanying notes are an integral part of these consolidated financial statements

                  Novitron International, Inc. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                  FOR THE YEARS ENDED MARCH 31, 1996, AND 1997
                 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                   Common Stock              Excess       Cumulative
                                Number                         of         Translation         Retained
                               of Shares     Par Value      Par Value     Adjustment          Earnings
BALANCE at March 31, 1995      1,322,005    $   13,220    $  4,882,390   $  1,068,490       $  2,016,945

Translation  adjustment           -              -               -          (283,267)             -

Net loss                          -              -               -              -             (1,505,633)

BALANCE at March 31, 1996      1,322,005        13,220       4,822,390        785,223            511,312

Translation adjustment            -              -               -          (636,527)              -

Net loss                          -              -               -              -               (582,550)

BALANCE at March 31, 1997      1,322,005        13,220       4,822,390        148,696            (71,238)

Translation adjustment            -              -               -           (241,252)              -

Net loss                          -              -               -              -               (325,185)

BALANCE at September
30, 1997                       1,322,005    $   13,220    $  4,822,390   $    (92,556)      $   (396,423)

   The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                              1997               1996
     CASH FLOWS FROM
      OPERATING ACTIVITIES:
        Net loss                           $ (325,185)      $  (479,696)
        Adjustments to reconcile
         net loss to net cash provided
         by (used in) operating
         activities-
           Depreciation and                   159,954           206,690
             amortization
           Minority interest                   (9,037)          (10,427)
           Accounts receivable                552,533         1,929,407
           Inventories                       (579,470)          768,125
           Prepaid expenses                   (61,314)          (12,836)
           Other current assets                44,337          (168,552)
           Accounts payable                   921,313          (902,348)
           Accrued expenses                   416,774          (141,517)
           Customer advances                   52,653               481
           Accrued income taxes                   581           (41,294)
           Deferred income taxes             (214,902)               41
           Net cash provided by
            operating activities           $  958,237       $ 1,148,074

     CASH FLOWS FROM
      INVESTING ACTIVITIES:
         Marketable securities             $   24,992       $    99,890
         Other assets                        (127,255)              295
         Purchases of equipment              (164,005)         (162,136)
         Sales of equipment                    16,224            24,584
         Other, including foreign
           Exchange effects on cash           (63,269)         (113,344)
           Net cash used in
            Investing activities           $ (313,313)      $ (150,711)

                         Continues on next page

            Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                (Continued)
                                                  1997              1996
     CASH FLOWS FROM
      FINANCING ACTIVITIES:
           Proceeds from short-term debt   $    13,219      $     80,999
           Proceeds from (payments on)
            long-term debt                      (3,713)            6,055
           Net cash provided by
            financing activities           $     9,506      $     87,054

     NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS            $   654,430      $  1,084,417

     CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                   1,634,270         1,018,501

     CASH AND CASH EQUIVALENTS
      AT September 30, 1997 and 1996       $ 2,288,700      $  2,102,918

          The accompanying notes are an integral part of these consolidated financial statements.

           Novitron International, Inc.   AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997

Basis of Presentation

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at September 30, 1997 and September 30, 1996. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

           (b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at September 30, and March 31, 1997.

                          September 30, 1997       March 31, 1997
Cash and money market              2,285,325            1,630,638
instruments
Time deposits                          3,375                3,632
                                   2,288,700            1,634,270


             Novitron International, Inc.   AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997

                                (Continued)

           (c) Marketable Securities

The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, marketable securities which the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held to maturity" securities. For the periods ended September 30, and March 31, 1997, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value.

           (d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at September 30, and March 31, 1997:

                             September 30, 1997      March 31, 1997
          Raw materials      $          738,614    $         496,248
          Work-in-process             1,445,092            1,252,249
          Finished goods                791,004              777,892
                             $        2,974,710    $       2,526,389

           (e) Revenue Recognition

The Company recognizes revenue from the sale of products and supplies at the time of shipment.

           (f) Net Loss per Share

Net loss per share for the three and six month periods ended September 30, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective fiscal period. Effective for all reporting periods ending after December 15, 1997, the Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 has new guidelines about the calculation of earnings per share and requires the restatement of previously stated earnings per share for comparability purposes. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the Company's historical earnings per share.

            Novitron International, Inc.   AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997

                                (Continued)

           (g) Financial Instruments

The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and long-term debt, approximates their carrying value.

           (h) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch guilder. During fiscal 1997, the functional currency of Clinical Data Australia became the Australian dollar in recognition of the shift of its operations to a more domestic focus. Also in fiscal 1997, NovaChem BV changed its functional currency to the United States dollar because the majority of its operations are now based in the United States. Gains and losses from translating asset and liability accounts that are denominated in currencies other than the respective functional currency and foreign currency transaction gains and losses are included in other expense in the consolidated statements of operation. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders' investment in the accompanying consolidated balance sheets.

           (i) Depreciation and Amortization of Equipment and Intangibles

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"), requires the Company to continually evaluate whether events and circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of those assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the of the asset. At September 30, and March 31, 1997, the Company's remaining goodwill relates to its investment in Vital Scientific NV.

              Novitron International, Inc.   AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997

                                (Continued)

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

           (m) Warranty Policy

The Company provides for a warranty reserve on its manufactured products for one year, which covers parts and materials.

           (n) Software Development Costs

In connection with the development of software included as a significant component of a new analysis product, the Company has applied the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of

              Novitron International, Inc.   AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997

                                (Continued)


           (n) Software Development Costs (continued)

the recoverability based on anticipated future revenues and changes in hardware and software technologies.

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

During the six-month period ended September 30, 1997 and the year ended March 31, 1997, the Company capitalized $154,757 and $502,331, respectively, under SFAS No. 86, included as a component of other assets in the accompanying consolidated balance sheets. The Company has not recorded any amortization for the year then ended, as the capitalized costs pertain to a product that is not yet available for general release.

           (o) Reclassifications

Certain reclassifications have been made to the prior year's presentation in order to conform to that of the current year.

(2) Reverse Stock Split
On November 12, 1996, the Company declared a 1 for 3 reverse stock split of the Common Stock payable on December 4, 1996 to stockholders of record on November 25, 1996. No fractional shares were distributed and the Common Stock issued to each stockholder was rounded up to the nearest whole number of shares. The financial statements for the periods presented were restated to reflect an estimated number of shares outstanding. As of September 30, 1997, the actual number of shares outstanding was verified; all share and per share amounts for all periods presented have been restated to reflect the final number of shares outstanding after the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Second Quarter ended September 30, 1997 compared to the Second Quarter ended September 30, 1996

Revenues for the three-month period ended September 30, 1997 decreased 4.6% from the three months ended September 30, 1996 and the year-to-date revenues have declined 25.9% from the same period last year. For the quarterly reporting period when expressed in Dutch Guilders, there was a 12.7% increase in sales at Vital Scientific. When translated, however, into U.S. dollars, the increase was offset by a 17.2% decline in the value of the Dutch Guilder. For the year-to-date comparison, the primary factor in the sales decline is the aforementioned strengthening of the U.S. dollar against the Company's primary functional currency, the Dutch Guilder. The remainder of the decrease is primarily due to a reduction in purchases by a major customer.

The gross profit margin improved from 26.6% to 27.9% for the three-month periods ending September 30, 1996 and 1997, respectively and from 25.8% to 26.5% for the six-month reporting periods ended on the aforementioned respective dates. The increase in gross profit is attributable to improving margins from the sales of instruments and spare part at Vital Scientific and diagnostic assays at Clinical Data (Australia).

When analyzing the comparative figures for the three and six month reporting periods, the aforementioned 17.2% decline in the value of the Dutch Guilder against the U.S. dollar affected each of the expense categories noted below.

Sales and marketing expenses decreased 29.4% and 25.6% for the three and six month periods, respectively. The exchange rate was the primary factor and secondarily, the decline is attributable to a reduction in sales expenses at NovaChem BV and Clinical Data (Australia) offset by an increase in sales expenses at Vital Scientific.

Research and development expenses, as shown on the income statement, decreased 29.5% from last year on a quarterly comparative basis and 22.7% in the year-to-date figures. However, during the first six months of fiscal year 1998, the Company spent an additional $155,000 ($79,000 during the second quarter) which were capitalized on the consolidated balance sheet pursuant to the precepts of Statement of Financial Standards No. 86 (see
Note   1(n)  in  the  Notes  to  the  Consolidated  Financial  Statements).
Therefore, the Company expended, on a cash basis, a total of $354,000 during the three months ended September 30, 1997 and $748,000 for the six months then ended.

General and administrative expenses decreased by 21.4% for the three-month and 15.7% for the six-month periods ended September 30, 1997 when compared to the same periods as of September 30, 1996.

Interest expense increased for the period and year-to-date as compared to last year because of a special financing charge assessed to Vital Scientific for participation in special programs in the Netherlands, which provide support for research and development. Interest income has increased for both the quarter and year-to-date because there are more funds available. Other income and expense consists primarily of the effect of foreign currency transaction gains and losses on the results of operations.

For the quarters ended September 30, 1997 and 1996, minority interest is attributable to the six percent (6%) of Vital Scientific NV not held by the Company.

Financial Condition and Liquidity

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant functional currency, the Dutch guilder, is translated into U.S. Dollars. Approximately $231,000 of the September 30, 1997 balance of $2,289,000 in cash, cash equivalents and marketable securities is denominated in U.S. dollars. The effect of translation into U.S. dollars is reflected as a separate component of stockholders' investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $7.5 million of the $7.6 million of current assets reside in the Company's foreign subsidiaries.

The Company generated approximately $958,000 of cash from operations during the six months ended September 30, 1997. The increase in funds comes from the decrease in the level of accounts receivable and an increase in accounts payable and accrued expenses offset by an increase in the level of inventory and a decrease in deferred income taxes. Approximately $313,000 was used by the Company during the six months for investing activities. These included the capitalization of software development costs and the purchase of equipment coupled with the effect of foreign currency exchange. Financing activities have not been material thus far during fiscal year 1998. The Company's sources of cash include cash balances and a 2,000,000 Dutch guilder standby line of credit from a Dutch bank. The Company believes that available funds will provide it with sufficient working capital during the remainder of fiscal year 1998.

Part II.  OTHER INFORMATION

Items 1-3.
           None

Item 4.  Submission of Matters to a Vote of Security Holders:

            At the Annual Meeting for the fiscal year ended March 31, 1997, held on September 15,1997, the following matters were submitted to a vote of the security holders:

             (a) Directors elected as follows:
                           Israel M. Stein
                           Gordon B. Baty
                           Arthur B. Malman

             (b) Matters voted on as follows:
                           Election of directors:
                                 Israel M. Stein and Arthur B. Malman:
                                    1,012,535 voted for
                                      249,502 withheld authority to vote
                                 Gordon B. Baty:
                                    1,003,110 voted for
                                      258,927 withheld authority to vote
                           Ratification of auditors:
                                    1,000,114 voted for
                                        7,417 voted against
                                       16,908 abstained

Item 5. Other Information:

On October 20, 1997, Vital Scientific NV became a wholly-owned subsidiary of the Company when the six (6%) percent of Vital Scientific held by a third party was purchased for NLG400,000. The Company recorded the acquisition as a purchase and accounted for the excess of the consideration paid over the fair value of the assets acquired as goodwill to be amortized over 15 years on a straight-line basis.

Item 6.
         None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           Novitron International, Inc.

                                           (Registrant)



                                           Israel M. Stein MD
Date: November 13, 1997
                                           Israel M. Stein MD
                                           President