Form 10-Q
period 1997-12-31
NOVITRON INTERNATIONAL INC
filed 1998-02-05
CIK 716646

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended December 31, 1997

                                     or

(   )  TRANSITION  REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
                  For the transition period from        to


For Quarter Ended                                  Commission File Number
December 31, 1997                                            0-12716


                        Novitron International, Inc.
           (Exact Name of Registrant as Specified in its Charter)


Delaware                                               04-2573920
(State incorporation)                       (IRS Employer Identification No.)


One Gateway Center, Suite 411,  Newton, MA.                         02158
(Address of principal executive offices)                           (Zip Code)


Registrant's Telephone number, including area code:  (617) 527-9933



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X   No __


The number of shares of common stock outstanding as of February 4, 1998 is 1,322,005.

                Novitron International, Inc. AND SUBSIDIARIES

                                  FORM 10-Q

                                    Index


                                                                      Page
Part I: FINANCIAL INFORMATION

        Item 1: Consolidated Financial Statements

           Unaudited consolidated balance sheets at
           December 31, 1997 and March 31, 1997                        3

           Unaudited consolidated statements of operations for the
           three and nine months ended December 31, 1997 and 1996      5

           Unaudited consolidated statements of stockholders'
           investment for the years ended March 31, 1996 and 1997
           and the nine months ended December 31, 1997                 6

           Unaudited consolidated statements of cash flows for
           the nine months ended December 31, 1997 and 1996            7

           Notes to unaudited consolidated financial statements        8

        Item 2: Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   13


Part II: OTHER INFORMATION                                            14


SIGNATURE                                                             15

               Novitron International, Inc.   AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                          December 31, 1997    March 31, 1997
CURRENT ASSETS:
  Cash and cash equivalents               $   2,097,879      $  1,634,270
  Marketable securities                          -                 99,472
  Accounts receivable, less reserves
   Of $73,000 at December 31, 1997
   $102,000 at March 31, 1997,
   Respectively                               2,385,369         2,546,221
  Inventories                                 3,242,559         2,526,389
  Prepaid expenses                              356,296           280,915
  Other current assets                           29,540            83,257
          Total current assets                8,111,643         7,170,524

EQUIPMENT, at cost:
  Manufacturing and computer equipment        2,052,882         1,896,432
  Furniture and fixtures                        379,541           403,882
  Leasehold improvements                        216,247           232,237
  Vehicles                                       65,052           101,818
                                              2,713,722         2,634,369
  Less - Accumulated depreciation
    and amortization                          2,125,286         2,053,107
                                                588,436           581,262
OTHER ASSETS, net                               877,822           816,047
                                          $   9,577,901      $  8,567,833



      The accompanying notes are an integral part of these consolidated financial statements



             Novitron International, Inc. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                        December 31, 1997    March 31, 1997
CURRENT LIABILITIES:
  Short-term notes payable and
 Current portion of long-term debt       $    191,064         $     54,375
  Accounts payable                          2,613,092            1,464,128
  Accrued expenses                          1,635,817            1,219,551
  Customer advances                            52,200              193,572
  Accrued income taxes                        162,721               33,287
        Total current liabilities           4,654,894            2,964,913
LONG-TERM DEBT, net of current
portion                                        30,755               41,029
DEFERRED TAXES                                 78,112              347,993
MINORITY INTEREST                                -                 240,830

COMMITMENTS AND CONTINGENCIES
  (Note 4)

STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value,
    Authorized-1,000,000 shares
    Issued and outstanding-none
  Common stock, $.01 par value,
    Authorized-6,000,000 shares
    Issued-1,322,005 shares at
     December  31, and  March  31,             13,220               13,220
     1997
  Capital in excess of par value            4,882,390            4,882,390
       Cumulative      translation           (158,530)             148,696
adjustment
  Retained earnings                            77,060              (71,238)
   Total stockholders' investment           4,814,140            4,973,068
                                         $  9,577,901         $  8,567,833


      The accompanying notes are an integral part of these consolidated
                                 financial statements


               Novitron International, Inc.   AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For Three Months        For the Nine Months
                                  Ended December 31,       Ended December 31,
                                 1997         1996          1997        1996
REVENUES                      $3,519,515   $3,211,250   $8,999,519  $10,602,204

COST OF REVENUES               2,614,735    2,456,635    6,660,004    7,943,684
      Gross profit               904,780      754,615    2,339,515    2,658,520
OPERATING EXPENSES:
 Sales & marketing                77,704      275,129      508,225      853,973
 Research and development        330,793     (122,759)     923,962      644,716
 General and
   administrative                495,981      588,838    1,353,315    1,605,303
                                 904,478      741,208    2,785,502    3,103,992
Income (loss) from
operations                           302       13,407     (445,987)    (445,472)
Interest Expense                 (16,429)      (2,165)     (55,602)     (29,252)
Interest Income                   25,186        9,285       56,394       33,457
Other Income (Expense)(NOTE4)    609,814      (13,747)     642,107     (106,979)
                                 618,873        6,780      196,912     (548,246)
Provision for (Benefit
  From) Income Taxes             136,353       52,572       48,614      (12,331)
                                 482,520      (45,792)     148,298     (535,915)
Minority Interest
 (Note 3)                         (9,037)      (5,200)        -           5,227
Net income (loss)              $ 473,483   $  (50,992)  $  148,298  $  (530,688)

Net Income per Share           $    0.36   $    (0.04)  $     0.11  $     (0.40)
Weighted Average Common
 Shares Outstanding            1,322,005    1,322,005    1,322,005    1,322,005



 The accompanying notes are an integral part of these consolidated financial statements

                  Novitron International, Inc. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
             AND THE NINE MONTHS ENDED DECEMBER 31, 1997 (unaudited)

                               Common Stock         Capital         Cumulative
                       Number                       In Excess of    Translation    Retained
                       Of Shares       Par Value    Par Value       Adjustment     Earnings
BALANCE at March 31,   1,322,005    $ 13,220        $4,882,390     $1,068,490    $ 2,016,945
1995

  Translation             -            -               -             (283,267)           -
  adjustment

  Net loss                -            -               -                 -        (1,505,633)
BALANCE at March 31,   1,322,005      13,220         4,822,390        785,223        511,312
1996

  Translation             -            -               -              (636,527)          -
   adjustment

  Net loss                -            -               -                 -          (582,550)
BALANCE at March 31,   1,322,005      13,220         4,822,390         148,696       (71,238)
1997

  Translation             -            -               -              (307,226)          -
   adjustment

  Net Income              -            -               -                 -           148,298
BALANCE at December
31, 1997               1,322,005    $ 13,220        $4,822,390      $ (158,530)   $   77,060


   The accompanying notes are an integral part of these consolidated financial statements

              Novitron International, Inc.   AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,

                                           1997                1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:
   Net income (loss)                      $  148,298          $ (530,688)
   Adjustments to reconcile
     Net income (loss) to net cash
     Provided by (used in)
      Operating activities -
      Depreciation and amortization          235,857             304,444
      Minority interest                     (245,065)             (5,227)
      Accounts receivable                     (3,796)          1,921,802
      Inventories                           (896,251)          1,374,568
      Prepaid expenses                       (95,032)           (149,875)
      Other current assets                    49,258              11,736
      Accounts payable                     1,267,251            (990,215)
      Accrued expenses                       499,045            (284,405)
      Customer advances                     (131,319)                602
      Accrued income taxes                   138,172            (127,347)
      Deferred income taxes                 (252,109)            344,807
      Net cash provided by
       operating activities                  714,309           1,870,202
CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Marketable securities                     99,472              174,755
   Other assets                            (227,038)            (750,893)
   Purchase of equipment                   (289,378)            (180,768)
   Sales of equipment                        26,657               24,694
   Other, including foreign exchange
     Effects on cash                          4,474             (118,087)
   Net cash used in
    Investing activities                   (385,813)            (850,299)
CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Proceeds from short-term debt          $  142,880          $  138,611
   Proceeds from long-term debt               (7,767)             10,030
   Net cash provided by
     Financing activities                    135,113             148,641

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                   463,609           1,168,544

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                     1,634,270           1,018,501
CASH AND CASH EQUIVALENTS
  AT December 31, 1997 and 1996           $2,097,879          $2,187,045


 The accompanying notes are an integral part of these consolidated financial statements.

               Novitron International, Inc.   AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

Basis of Presentation

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at December 31, 1997 and December 31, 1996. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(1) Operations and Accounting Policies

    (a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd., NovaChem BV, Spectronetics NV, and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less. Cash and cash equivalents consist of the following at December 31, and March 31, 1997.

                          December 31, 1997     March 31, 1997
Cash and money market
instruments                  $ 2,094,855         $ 1,630,638
Time deposits                      3,024               3,632
                             $ 2,097,879         $ 1,634,270


    (c) Marketable Securities

The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, marketable securities which the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held to maturity" securities. For the period ended March 31, 1997, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value.

                Novitron International, Inc. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

                                 (Continued)

    (d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at December 31, and March 31, 1997:

                              December 31, 1997       March 31, 1997
          Raw materials         $    905,887         $    496,248
          Work-in-process          1,678,544            1,252,249
          Finished goods             658,128              777,892
                                $  3,242,559         $  2,526,389

    (e) Revenue Recognition

The Company recognizes revenue from the sale of products and supplies at the time of shipment.

    (f) Net Income (Loss) per Share

Net income or (loss) per share for the three and nine month periods ended December 31, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective fiscal period. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per
Share," ("SFAS No. 128") effective December 31, 1997. SFAS No. 128 has new guidelines about the calculation of earnings per share and requires the restatement of previously stated earnings per share for comparability purposes. There are no diluted earnings per share as there are no potentially dilutive shares available for issuance during the periods presented in these financial statements.

    (g) Financial Instruments

The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable and long-term debt, approximates their carrying value.

               Novitron International, Inc.   AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

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

    (i) Depreciation and Amortization of Equipment and Intangibles

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121"), requires the Company to continually evaluate whether events and circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of those assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the of the asset. At December 31, and March 31, 1997, the Company's remaining goodwill relates to its investment in Vital Scientific NV.

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

                              December 31, 1997

                                 (Continued)


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

During the nine-month period ended December 31, 1997 and the year ended March 31, 1997, the Company capitalized $217,619 and $502,331, respectively, under SFAS No. 86, included as a component of other assets in the accompanying consolidated balance sheets. The Company has not recorded any amortization for the year then ended, as the capitalized costs pertain to a product that is not yet available for general release.

    (o) Reclassifications

Certain reclassifications have been made to the prior year's presentation in order to conform to that of the current year.

               Novitron International, Inc. AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

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

(3) Vital Scientific NV
On October 21, 1997, the Company purchased the remaining six (6%) percent of Vital Scientific NV from the minority shareholder for NLG400,000. The transaction has been recorded as a purchase and the resultant NLG73,000 of gain on the purchase of the minority interest has been reflected as a reduction of the goodwill on the books relating to past purchases of Vital Scientific shares. The remaining goodwill is being amortized over 15 years on a straight-line basis. The minority interest shown on the financial statements for the quarter ended December 31, 1997 reflects the recording of the purchase transaction.

(4) Settlement of a Dispute
In December 1997, the Company amicably settled all outstanding issues with E. Merck related to the performance of each party under a series of distribution agreements. The settlement, net of legal expenses, included a cash payment to the Company and the release of certain indebtedness owed by the Company in the aggregate amount of $623,223 which is reflected in Other Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations Third Quarter ended December 31, 1997 compared to the Third Quarter ended December 31, 1996

     Revenues for the three-month period ended December 31, 1997 increased 9.6% as compared to the same period last year. For the quarterly reporting period when expressed in Dutch Guilders, there was a 23.8% increase in sales. When translated, however, into U.S. dollars, the increase was offset by a 14.2% decline in the value of the Dutch Guilder. The year-to-date revenues declined 15.1% from the same period last year. Sales were flat when expressed in Dutch Guilders; the decline is due to the aforementioned strengthening of the U.S. dollar against the Company's primary functional currency, the Dutch Guilder.

     The gross profit margin improved from 23.5% to 25.7% for the three-month periods ending December 31, 1996 and 1997, respectively and from 25.1% to 26.0% for the nine-month reporting periods ended on the aforementioned respective dates. The increase in gross profit is attributable to improving margins from the sales of instruments and spare parts at Vital Scientific and diagnostic assays at Clinical Data (Australia).

     When analyzing the comparative figures for the three and nine month reporting periods, the aforementioned 14.2% decline in the value of the Dutch Guilder against the U.S. dollar effected each of the expense categories noted below.

     Sales and marketing expenses decreased 71.8% and 40.5% for the three and nine month periods, respectively. The decline is attributable to a reduction in the sales expenses at NovaChem BV and Clinical Data (Australia) coupled with a release of certain reserves no longer deemed necessary.

     Research and development expenses, as shown on the income statement increased $454,000 for the three-month comparison and $279,000 for the year
to  date.   For the nine months ended December 31, 1997,  the  Company  spent an additional $735,000 which was capitalized in the third quarter of fiscal 1997, pursuant to Statement of Financial Standards No. 86 (see Note 1(n) in the Notes to the Consolidated Financial Statements). For the three and nine month periods ended December 31, 1997, the Company expended and capitalized $99,000 and $255,000, respectively, under the same Financial Standard.

     General and administrative expenses decreased 15.8% for the three-month and 15.7% for the year-to-date periods ended December 31, 1997 when compared to the same periods ended December 31, 1996.

    Interest income increased from additional funds available for investment. Interest expense increased at Vital Scientific from interest paid on loans provided by a special program for research and development. Other income and
expense  included  the  effect of  foreign  currency   transaction gains and
losses, and as described in Note 4 in the Notes to the Consolidated Financial Statements, the results of a settlement of a dispute with a major customer.

     For the quarter ended December 31, 1996, the minority interest of $5,200 is attributable to the 6% of Vital Scientific NV not held by the
Company.   On  October  21, 1997, Vital  Scientific  became  a  wholly owned subsidiary of the Company. The minority interest of $9,037 reported for the quarter ended December 31, 1997, represents the amount attributable to minority interest up until October 21, 1997.

Financial Condition and Liquidity

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant functional currency, the Dutch guilder, is translated into U.S. Dollars. Approximately $107,000 of the December 31, 1997 balance of $2,098,000 in cash and cash equivalents is denominated in U.S. dollars. The effect of translation into U.S. dollars is reflected as a separate component of stockholders' investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $8.0 million of the $8.1 million of current assets reside in the Company's foreign subsidiaries.

The Company generated approximately $714,000 of cash from operations during the nine months ended December 31, 1997. The increase in funds comes from the increase in accounts payable and accrued expenses offset by an increase in the level of inventory and a decrease in deferred income taxes. The Company used approximately $386,000 during the nine months for investing activities. These included the capitalization of software development costs and the purchase of equipment coupled with the effect of foreign currency exchange. Financing activities provided $135,000 for the year thus far, principally from the use of short-term lines of credit. The Company's sources of cash include cash balances and a 2,000,000 Dutch guilder standby line of credit from a Dutch bank. The Company believes that available funds will provide it with sufficient working capital during the remainder of fiscal year 1998.

Part II.  OTHER INFORMATION

Items 1-6:

         None

Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                        Novitron International, Inc.
                                        (Registrant)




                                        Israel M. Stein, MD
Date: February 5, 1998                  Israel M. Stein, MD
                                        President