Form 10-K
period 1998-03-31
NOVITRON INTERNATIONAL INC
filed 1998-06-29
CIK 716646

FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   for the fiscal year ended March 31, 1998

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 for the transition period from             to



                                           Commission File Number: 0-12716


                         Novitron International, Inc.
            (Exact name of registrant as specified in its charter)


 Delaware                                                   04-2573920
(State of incorporation)                            (IRS Employer ID Number)

 One Gateway Center, Suite 411, Newton, Massachusetts         02458
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (617) 527-9933


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $3,999,655 based on the average price of the Common Stock as reported by NASDAQ on June 23, 1998.

As of June 23, 1998, there were 1,454,420 shares of the Registrant's Common Stock issued and outstanding.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its 1998 Annual Meeting into Part III of Form 10-K.

                         Novitron International, Inc.

                          ANNUAL REPORT ON FORM 10-K
                       For the Year Ended March 31, 1998

                               Table of Contents
                                                                 Page

                                    PART I

Item 1    Business                                                 1

Item 2    Properties                                               8

Item 3    Legal Proceedings                                        9

Item 4    Submission of Matters to a Vote of Security Holders      9


                                    PART II

Item 5    Market Price for Registrant's Common Equity and
          Related Stockholder Matters                             10

Item 6    Selected Financial Data                                 11

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     12

Item 8    Financial Statements and Supplementary Data             15

Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                  15


                                   PART III

Item 10   Directors and Executive Officers of the Registrant      15

Item 11   Executive Compensation                                  15

Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                          15

Item 13   Certain Relationships and Related Transactions          15


                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                     16



Signatures                                                        17

PART I

Item 1.  Business

Novitron International, Inc. (the "Company") is a multinational corporation focusing on the development of scientific instrumentation used in medical and analytical laboratories and in process monitoring in industry. The Company's Dutch subsidiary, Vital Scientific NV ("Vital Scientific"), designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and strategic partnerships which include, Dade Behring, Hycor Biomedical, AVL List, and the Wiener Lab Group. The Company's Australian subsidiary, Clinical Data (Australia) Pty. Ltd. ("Clinical Data Australia"), distributes diagnostic instruments and assays in the South Pacific. The Company's Dutch subsidiary, NovaChem BV ("NovaChem"), develops and markets process monitoring spectrophotometers with applications in petrochemical and pharmaceutical production and in environmental monitoring.

Company History

Novitron International, Inc. was established in 1972 as Clinical Data, Inc. to offer ambulatory electrocardiographic monitoring for clinical and research applications. In the 1980's, through a series of strategic acquisitions, the Company grew to over $14 million in revenue. As the Company believed that future growth was limited, these businesses were sold or discontinued in the early 1990's.

In 1984, the Company acquired a thirty-three percent (33%) equity interest in Vital Scientific. From 1985 to 1991, the Company increased its equity position in this Dutch company to ninety-four percent (94%), and in October 1997, Vital Scientific became a wholly owned subsidiary.

In June 1992, the Company invested in NovaChem, a Dutch company formed to develop and market spectrophotometric process monitoring technology. In March 1995, NovaChem became a wholly owned subsidiary of the Company.
In April 1994, to better reflect the Company's international scope and diversification, the Company's name was changed from Clinical Data, Inc. to Novitron International, Inc.

VITAL SCIENTIFIC NV

Established in 1956 and headquartered in Spankeren/Dieren, The Netherlands, Vital Scientific is the nucleus of the Company's operations. Vital Scientific designs, develops, manufactures, and distributes scientific instrumentation for medical and industrial applications.

The subsidiary's principal products, marketed under the "Vitalab" tradename, are automated and semi-automated analytical instruments used in medical laboratories. These include the Vitalab Selectra II and Vitalab Flexor "walk-away" clinical chemistry analyzers, and the Vitalab Viva a dedicated system designed for therapeutic drug monitoring ("TDM") and for the detection of drugs of abuse ("DOA"). The subsidiary recently began shipping the Hytec-288, an enzyme immunoassay analyzer used in the allergy testing and in the detection of autoimmune diseases.

To develop new products, Vital Scientific maintains a research team of fourteen professionals augmented by contract personnel, and further supported by the staff of the TNO Product Centre, the Netherlands organization for applied scientific research. The Company has in-house expertise in the disciplines of mechanical design, electronic engineering and systems programming. Its mechanical prototyping and assembly operations are highly automated.

In January 1997, Vital Scientific signed an agreement with Hycor Biomedical, Inc. of Irvine, California for the development of an automated instrument tailored for use with Hycor's allergy and autoimmune diagnostic assays. The collaboration with Hycor Biomedical has resulted in the HYTEC-288, an instrument that offers the company the opportunity to diversify into new diagnostic fields. The first production units were delivered to Hycor in March, 1998.

In July 1997, Vital Scientific signed an agreement with Behring Diagnostics, now Dade Behring, for the distribution of a fully-automated instrument. Tradenamed the Vitalab Viva, this analyzer is dedicated specifically for use with the Dade Behring Emitr line of diagnostic assays for TDM and DOA. The agreement, which covers a two (2) year period, calls for the exclusive distribution of this dedicated laboratory analyzer. Deliveries commenced in the third quarter of fiscal 1998.

In March 1998,Vital Scientific received FDA approval, under Section 510(k) of the Food, Drug, and Cosmetic Act, to market in the United States the Vitalab Viva and Vitalab Selectra, its fully-automated, random-access clinical laboratory analyzers for routine clinical chemistries, DOA testing and TDM. A distribution partner is being sought.

During fiscal 1997, Vital Scientific was awarded ISO 9002 certification, and in fiscal 1998 underwent an audit for ISO 9001 approval. Certification is expected in the summer of 1998.

Marketing and Distribution

The restructuring of E. Merck's diagnostic division, announced last year, presented a major challenge to the Company, considering Merck's position as a significant customer. In November 1997, the Company amicably settled all outstanding issues with E. Merck related to the performance by each party under a series of contractual agreements. The settlement, which included a cash payment from E. Merck and the release of certain indebtedness of Vital Scientific, offered the Company complete freedom to pursue new marketing and distribution arrangements and the diversification of its marketing base.

During the past fiscal year, E. Merck continued to represent the primary distribution channel for instruments designed and manufactured by Vital Scientific. Sales to E. Merck, represented approximately fifty-six percent (56%) of sales revenue in fiscal 1998, as compared to seventy-five percent (75%) of the Company's revenues during fiscal 1997.

After the settlement with E. Merck Vital Scientific has been actively pursuing a new distribution network for its technology base. Vital Scientific maintains, and has during this past fiscal year, expanded its dealer network for marketing certain of the company's products in Europe, the Far East, Latin America and China. In December 1997, Vital Scientific signed an agreement with AVL List GmbH of Graz, Austria for the exclusive distribution of certain of the Company's products in the medical markets of Eastern Europe, Scandinavia, and the countries of the former Soviet Union. Privately held AVL is a leading supplier of Blood Gas and Ion Selective Electrode technology.

In June 1998, Vital Scientific signed an agreement with the Wiener Laboratorios SAIC of Rosario, Argentina for the exclusive distribution for Latin America of a series of clinical chemistry analyzers including the high successful Vitalab Selectra II. Established in 1960, Wiener Lab is the leading independent manufacturer of reagents in South America and a major marketer of clinical chemistry instrumentation and reagents in the region. Wiener Lab will be responsible for both the sales and service of Vital Scientific instrumentation in the territory.

Other distribution avenues are actively being sought.

Product Development

During fiscal 1998, 1997, and 1996, the Company spent approximately $1,482,000, $1,698,000, and $1,110,000, respectively, on research and development at Vital Scientific.

Seven new models of clinical laboratory analyzers have been developed in the past nine (9) years. These include the MicroLab 200, the Vitalab Eclipse, the Vitalab Eclipse Plus, the Vitalab Eclair, the Vitalab Selectra, the Vitalab Selectra II and the HYTEC-288. The top-of-the-line Vitalab Selectra II is a patient selective, high throughput clinical chemistry analyzer, capable of a wide range of routine, immunologic and esoteric testing. The instrument, designed for use with reagent diagnostics from different sources, targets the hospital and alternative care markets. Vital Scientific believes that the unique robotic features, the user-friendly interface and the wide range of applicable reagents for the Vitalab Selectra II provide its target market with state-of-the-art affordable "walk-away" testing capability.

The new HYTEC-288 is the latest addition to the product range. The HYTEC-288 is a fully automated Enzyme Immuno-Assay system designed for allergy and autoimmune disease testing. This "walk-away" instrument permits the processing of fifty (50) patient samples and two hundred and eighty-eight (288) test results in a single run.

Research and development efforts at Vital Scientific are expected to be maintained at a constant level during fiscal 1999. The Company intends to develop new products where the Company perceives a demand and believes the product may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

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

CLINICAL DATA (AUSTRALIA) PTY. LTD.

Clinical Data Australia was formed in July 1992 to distribute diagnostic products in Australia, New Zealand, and the South Pacific. Most importantly, Clinical Data Australia provides the Company with strategic access to the diagnostics market for market research purposes. Australian medicine provides an ideal blend of the characteristics found in Europe and the United States and is, therefore, an excellent site to develop and test product concepts.

To support these strategic marketing activities, the Company recognized the opportunity to establish a diagnostics distribution business that was ideally positioned to represent smaller European and U.S. companies.

In  July  1997,  Clinical  Data  Australia  signed  an  exclusive  distribution agreement with the ABX Hematologie s.a., of Montpellier, France, for the distribution of a complete line of cell counters and related reagents. This three (3) year agreement covers the sale and service of ABX's fully automated cell counters which have an established presence in the Australian market.
In August 1997, Clinical Data Australia finalized an exclusive distribution agreement with AI Analysinstrument AB, of Stockholm, Sweden for the distribution of a complete line of closed tube Erythrocyte Sedimentation Rate ("ESR") instruments and consumables.

Clinical  Data  Australia  currently  represents  the  following  companies  in
Australia:

             Hycor Biomedical - Urinalysis systems and consumables
             E. Merck - Clinical chemistry reagents
             Nycomed Pharma - QC sera and cell biology products
             R&R Mechatronics - ESR analyzers
             Vital Scientific - Clinical chemistry analyzers
             Medical Specialties International - Hematology controls Sigma Diagnosticsr - Wide range of diagnostics
             AI Analysinstrument AB - Closed tube ESR products
             ABX Hematologie - Cell counters and related reagents

The Hycor Biomedical line was launched in 1995 and has proven highly successful. The product is the leading urinalysis system in Australia with a market share of approximately 65%.

NOVACHEM BV

Established in 1992, NovaChem has developed and markets the IPM-Mark II Process Analyzer. This instrument employs solid-state, fiber-optic, diode-array, and spectroscopic technology and was specifically designed for process control applications.

Using the IPM-Mark II, NovaChem has developed a series of applications which include the monitoring of Claus Plant sulfur recovery; chlorine production; and the measurement of sulfur dioxide, oxides of nitrogen, and ammonia in stack emissions. The technology has also been proven effective in controlling ethylene glycol manufacture, and in monitoring the production of pharmaceuticals. NovaChem's products are production engineered and manufactured by Vital Scientific.

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

NovaChem's technology is marketed through established dealers and manufacturer's representatives representing the process monitoring industry. In January 1997, NovaChem signed a series of agreements with Houston Atlas, Inc. for the exclusive distribution of certain petrochemical and refining applications of the NovaChem proprietary diode-array process monitoring technology. Houston Atlas, is a subsidiary of Thermo Instrument Systems, Inc. a leader in the field of process monitoring in the hydrocarbon industry.

Product Development

During fiscal 1998 and 1997, NovaChem spent approximately $107,000 and $124,000, respectively, on research and development. Resources were also employed for the development of related sampling systems necessary for the coupling of the diode-array monitor to the process line.

Competition

In developing and marketing instruments for process monitoring, NovaChem competes with many companies in Europe and the United States. These include Ametek, Western Research, Zeiss and numerous others. The Company believes that it competes on the basis of specialized features of its technology, simplicity of operation, high performance-to-cost ratio, and quality of its products. Many of its competitors, however, have greater financial and marketing resources than NovaChem.

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

Warranty and Product Liability

Warranty expenses during fiscal 1998 were approximately one-quarter percent (0.25%) of product revenue versus one percent (1.0%) for fiscal 1997.
Vital Scientific maintains product liability insurance in the amount of NLG10 million ($5 million) for the international sales of its laboratory instrumentation. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 1999. The Company will reevaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company.

Year 2000

The Company is currently in the process of evaluating its information technology infrastructure to assess its exposure to the "Year 2000" computer problem. Based upon its work to date, the Company believes that no critical software systems will be impacted by this situation. Systems currently used by the Company are either already "Year 2000" compliant or are scheduled for replacement during fiscal year 1999. The Company does not currently have information regarding the "Year 2000" compliance status of its customers or suppliers, and there can be no assurance that the Company's customers and suppliers will not be adversely affected by the "Year 2000" problem. Nonetheless, the Company believes that the "Year 2000" problem will not have a material impact on the Company's business operations or financial condition.

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

Backlog

At the close of the fiscal year ended March 31, 1998, the Company had a backlog of approximately $3,792,000, as compared to $1,478,000 in 1997. It is anticipated that all of the existing backlog will be filled by shipments during fiscal 1999. Deliveries are generally made within 30 days after the receipt of an order.

Seasonality

The Company does not believe that its business has any significant seasonal factors.

Employees

The Company had ninety-four (94) full, part-time, and contract employees as of March 31, 1998. Eighty-seven (87) of these employees are employed by Vital Scientific, one (1) by NovaChem, five (5) by Clinical Data Australia, and one
(1) by Novitron International, Inc.

Environmental matters

The Company does not believe that compliance with Federal, State or Local regulations relating to the protection of the environment have any material effect on the Company's financial or competitive position.

Significant Customers

The loss of any of the Company's major customers would have a significant material adverse impact on the Company.

Industry Segments

The information required by this section is specified in Note 14 in the accompanying notes to consolidated financial statements.

Executive Officers of the Registrant

Subject to the discretion of the Board of Directors, officers serve for  a  one
(1) year term expiring with the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

     Israel M. Stein, M.D., 55, has served as Chairman of the Board since 1972 and as President from 1972 until February 1988, and again since February 1989. Dr. Stein is a graduate of the Albert Einstein College of Medicine, a member of Alpha Omega Alpha, and is a Salk Scholar of the City University of New York. Before joining the Company, Dr. Stein served as Senior Assistant Surgeon at the National Institutes of Health and as a resident at Harvard Medical School.

     Adrian Tennyenhuis, 47, Senior Vice President of the Company is currently also the Managing Director of Clinical Data (Australia) Pty. Ltd. Mr. Tennyenhuis was formerly the Managing Director of Vital Scientific NV from 1989 to 1991. Before joining the Company, he held increasingly senior sales and marketing positions with Behring Diagnostics.

     Emile Hugen, 53, has been the Managing Director of Vital Scientific NV since October 1991. With over 25 years of increasing management responsibility in manufacturing and operations at Vital Scientific, Mr. Hugen is an experienced operating officer of the Company.

Item 2. Properties

The Company leases approximately 1,000 square feet of office space in Newton, Massachusetts under a lease expiring in December 1999.

Vital Scientific leases approximately 35,000 square feet in Dieren, The Netherlands. The facility was designed specifically for the Company's needs, but was financed entirely by an unrelated third party. The facility is leased until the year 2008 with renewal and expansion options.

NovaChem occupies approximately 500 square feet of office space in Newton and in Dieren, The Netherlands under a series of short-term leases.

Clinical Data Australia occupies approximately 3,000 square feet of office and warehousing space in Castle Hill, New South Wales under a lease expiring in January 2000.

The Company believes its current facilities are adequate for its planned needs in the near future.

Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item  5.  Market  for  Registrant's Common Equity and Related  Security  Holder
Matters

a) Market information: The Company's Common Stock trades on the NASDAQ Stock Market under the symbol NOVI. The following table sets forth the range of high and low sale prices per share of Common Stock for each quarter in fiscal 1998 and 1997 as reported by the NASDAQ Stock Market.


                                              Prices

Fiscal Year Ended March 31, 1998        High           Low
         First Quarter                $ 3.52        $ 1.82
         Second Quarter               $ 3.75        $ 2.16
         Third Quarter                $ 2.84        $ 1.36
         Fourth Quarter               $ 3.88        $ 1.48

Fiscal Year Ended March 31, 19971       High           Low

         First Quarter                $ 9.75        $ 4.69
         Second Quarter               $ 6.00        $ 2.63
         Third Quarter                $ 4.13        $ 1.69
         Fourth Quarter               $ 4.75        $ 2.63

1 The prices are restated for the effects of a 1 for 3 reverse stock split on December 4, 1996.


b) The approximate number of holders of record and beneficial owners of the Company's Common Stock at March 31, 1998 and March 31, 1997 were 252 and 1,175, and 299 and 1,300, respectively.

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

                                      Fiscal Year Ended March 31
                              (In thousands, except per share amounts)

                             1998      1997     1996a     1995a     1994a
Income Statement Data

Revenues                  $ 11,802  $ 13,845  $ 17,908  $ 16,818  $ 11,920

Gross profit              $  3,277  $  3,713  $  5,002  $  5,220  $  3,602

Net income (loss)         $    104  $   (583) $ (1,506) $   (228) $ (1,121)

Basic and diluted
   net income (loss) per
   share                  $    .08  $   (.44)  $ (1.14)  $  (.17)  $  (.85)

Weighted average common
  shares outstanding         1,323     1,322     1,322     1,327     1,322

a Per share amounts have been retroactively adjusted to reflect the 1:3 reverse stock split on December 4, 1996.

Balance Sheet Data

Working Capital             $ 3,099   $ 4,206   $  5,277   $  7,334   $ 3,214

Total Assets                $ 9,405   $ 8,568   $ 12,294   $ 15,075  $ 12,354

Long-Term Debt Obligations  $    30   $    41   $     54   $    98    $   104

Stockholders' Investment    $ 4,641   $ 4,973   $  6,192   $ 7,981    $ 7,040


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital ResourcesThe Company generated approximately $226,000 of cash from operations during the fiscal year ended March 31, 1998. The increase in funds generated comes from the increase in accounts payable and accrued expenses offset by an increase in the level of inventories and a decrease in deferred taxes. During fiscal year 1998, approximately $626,000 of cash was used by the Company in its investing activities, principally the purchase of equipment and the buyout of the minority shareholder at Vital Scientific. The sale of certain assets also provided funds for these investing activities. Financing activities were immaterial during the year ended March 31, 1998.

In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,920,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 3.75%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met.

The Company's sources of cash include cash balances and the aforementioned 4,000,000 Dutch Guilder line of credit from a Dutch bank. The Company believes that available funds will provide it with sufficient working capital through fiscal year 1999.

Results of Operations

Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 31, 1997

Consolidated revenues for fiscal year 1998 were $11,802,000 versus $13,845,000 for fiscal year 1997, a decrease of approximately 14.8%. The decline is principally due to the 14.8% strengthening of the U.S. dollar against the Company's primary functional currency, the Dutch Guilder.

The gross margin improved from 26.8% to 27.8% from fiscal year 1997 to fiscal year 1998. The increase reflects improved material costs, cost containment and a change in the product mix.

Sales and marketing expenses decreased $424,000 or 36.8 % from fiscal year 1997. A reduction in expenses was responsible for 27.4% of the decline and the weakening of the Dutch Guilder against the U.S. dollar accounted for the rest. The decrease in expenses resulted from cost containment, reduced sales commissions and reduced technical service expenses.

Research and development expenses, as shown on the 1998 consolidated statement of operations, increased $58,000 or 4.6% from fiscal year 1997. During fiscal years 1998 and 1997, the Company spent an additional $242,000 and $502,000, respectively, in research and development which were capitalized onto the consolidated balance sheet pursuant to the precepts of Statement of Financial Accounting Standards No. 86 (see Note l(n) in the Notes to Consolidated Financial Statements). When expressed in the Company's primary functional currency, the Dutch Guilder, the spending on research and development was essentially constant for fiscal years 1997 and 1998. The decrease in the spending, when expressed in U.S. dollars, is wholly attributable to the strengthening of the U.S. dollar against the Dutch Guilder.

General and administrative expense in fiscal year 1998 decreased $169,000 or 8.7% from fiscal year 1997. The expense increased 4.7% when expressed in the Company's functional currency; the weakening of the Dutch Guilder against the U.S. dollar caused the decrease as reported. The increased costs are primarily attributable to employee recruitment expenses, temporary contract personnel and one-time consulting expenses.

Interest expense increased primarily from expenses related to the credit financing grant received by Vital Scientific from the Dutch government for new product development. The grant is repaid from product sales with interest accruing on the unpaid balance. Shipments of the new product commenced in the fourth quarter of fiscal year 1998.

Interest income increased from invested funds. Other income and expense, as illustrated in Note 11 in the Notes to Consolidated Financial Statements, is largely comprised of the gain from the settlement with E. Merck and the gain on the sale of certain assets at Vital Scientific. The remainder of the balance shows the effect of foreign currency transaction gains and losses on the results of operations.

As noted above, on October 21, 1997, Vital Scientific became a wholly owned subsidiary of the Company. The minority interest on the consolidated statement of operations reflects the 6% of Vital Scientific's operations held by a minority shareholder until October 21, 1997.

The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (See Note 11 in Notes to Consolidated Financial Statements.) Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the Company's predominant foreign functional currency, the Dutch Guilder, is translated into U.S. dollars. Approximately $191,000 of the March 31, 1998 balance of $1,230,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of translation into U.S. dollars is reflected as a separate component of stockholders' investment on the balance sheet. The cumulative translation adjustment in stockholders' investment is approximately three percent (3 %) of total assets on the March 31, 1998 consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $7.57 million of $7.74 million of current assets reside in the Company's foreign subsidiaries.

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

Research and development charges, as shown on the income statement, increased $25,000 or two percent (2%) from fiscal year 1996. During fiscal year 1997, the Company also spent an additional $502,000, which was capitalized on the consolidated balance sheet pursuant to the precepts of Statement of Financial Accounting Standards No. 86 (see Note 1(n) in the Notes to Consolidated Financial Statements).

General and administrative expenses decreased $336,700 or approximately fifteen percent (15%) from the similar period in fiscal year 1996. The reduction was the result of ongoing cost containment procedures implemented by the Company, including decreased use of outside legal expense, coupled with the eight percent (8%) strengthening of the Dutch Guilder against the U.S. dollar.

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

The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (See Note 11 in the Notes to Consolidated Financial Statements.) Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, the Dutch Guilder, is translated into U.S. dollars. Approximately $354,000 of the March 31, 1997 balance of $1,734,000 of cash, cash equivalents and marketable securities is denominated in U.S. dollars. The effect of translation into U.S. dollars is reflected as a separate component of stockholders' investment on the balance sheet. The cumulative translation exchange adjustment in stockholders' investment is approximately two percent (2%) of total assets on the March 31, 1997 consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $7.0 million of $7.2 million of current assets reside in the Company's foreign subsidiaries.

Item 8. Financial Statements and Supplementary Data

See  Index to the Company's Financial Statements filed as part of this Form 10-
K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference to the table appearing under the caption "Election of Directors" in the Company's definitive 1998 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1998.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's definitive 1998 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company's definitive 1998 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1998.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company's definitive 1998 Proxy Statement for its Annual Meeting of Stockholders to be held on September 15, 1998.

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

          NOVITRON INTERNATIONAL, INC.




                                        Israel M. Stein, M.D.
                                        Israel M. Stein, M.D.
Dated:  June 26, 1998                   Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Date:  June 26, 1998                    Israel M. Stein, M.D.
                                        Israel M. Stein, M.D.
                                        Chairman of the Board
                                        Principal Executive Officer




Date:  June 26, 1998                    Arthur B. Malman
                                        Arthur B. Malman
                                        Director




Date:  June 26, 1998                    Gordon Baty, Ph.D.
                                        Gordon Baty, Ph.D.
                                        Director

                 Novitron International, Inc. AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements                           Page

Report of Independent Public Accountants                     19

Consolidated Balance Sheets at March 31, 1998 and 1997       20

Consolidated Statements of Operations for the Years Ended
March 31, 1998, 1997 and 1996                                22

Consolidated Statements of Stockholders' Investment for the
Years Ended March 31, 1998, 1997 and 1996                    23

Consolidated Statements of Cash Flows for the Years Ended
March 31, 1998, 1997 and 1996                                24

Notes to Consolidated Financial Statements                   26


Consolidated Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts              40

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novitron International, Inc.:

We have audited the accompanying consolidated balance sheets of NOVITRON INTERNATIONAL, INC. (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 10, 1998

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1998 AND 1997

ASSETS
                                                1 9 9 8                1 9 9 7
CURRENT ASSETS:
  Cash and cash equivalents                    $ 1,229,918         $ 1,634,270
  Marketable securities                                  -              99,472
  Accounts receivable, less
    reserves of $49,000 and $102,000
    in 1998 and 1997, respectively               2,412,725           2,546,221
  Inventories                                    3,719,698           2,526,389
  Prepaid expenses                                 347,118             280,915
  Other current assets                              28,971              83,257
       Total current assets                      7,738,430           7,170,524

EQUIPMENT, at cost:
  Manufacturing and computer equipment           2,010,683           1,896,433
  Furniture and fixtures                           386,090             403,882
  Leasehold improvements                           247,868             232,237
  Vehicles                                          65,787             101,818
                                                 2,710,428           2,634,370
  Less: Accumulated depreciation
    and amortization                             1,944,063           2,053,108
                                                   766,365             581,262
OTHER ASSETS, net                                  899,929             816,047
                                               $ 9,404,724         $ 8,567,833



The accompanying notes are an integral part of these consolidated financial statements.


                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1998 AND 1997

                                  (Continued)



LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                     1 9 9 8             1 9 9 7
CURRENT LIABILITIES:
    Short-term notes payable and current
      portion of long-term debt                 $     52,113        $     54,375
    Accounts payable                               2,598,755           1,464,128
    Accrued expenses                               1,884,036           1,219,551
    Customer advances                                      -             193,572
    Accrued income taxes                             105,010              33,287
          Total current liabilities                4,639,914           2,964,913
  LONG - TERM DEBT, net of current                    30,028              41,029
  portion
  DEFERRED TAXES                                      93,844             347,993
  MINORITY INTEREST                                        -             240,830

  COMMITMENTS AND CONTINGENCIES:
    (Note 6)

  STOCKHOLDERS' INVESTMENT:
    Preferred stock, $.01 par value,
     Authorized: 1,000,000 shares
     Issued and outstanding: none                          -                   -
    Common stock, $.01 par value,
     Authorized: 6,000,000 shares
     Issued and outstanding: 1,454,211
      and 1,322,005 in 1998 and 1997,
      respectively (Note 2)                           14,542              13,220
    Capital in excess of par value                 4,881,068           4,882,390
    Cumulative translation adjustment              (287,384)             148,696
    Retained earnings (deficit)                       32,712            (71,238)
         Total stockholders' investment            4,640,938           4,973,068
                                                 $ 9,404,724         $ 8,567,833


The accompanying notes are an integral part of these consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                        1 9 9 8       1 9 9 7      1 9 9 6
   REVENUES                         $11,802,250   $13,845,483  $17,908,364
   COST OF REVENUES                   8,525,040    10,132,189   12,906,518
       Gross profit                   3,277,210     3,713,294    5,001,846

   OPERATING EXPENSES:
    Sales and marketing                 728,996     1,153,302    1,373,767
    Research and development          1,336,306     1,277,960    1,252,396
    General and administrative        1,781,378     1,950,567    2,286,951
    Write-down of certain
       assets relating to
       NovaChem BV (Note 4)                   -             -    1,279,871
                                      3,846,680     4,381,829    6,192,985
   Loss from operations                (569,470)     (668,535)  (1,191,139)
   Interest expense                     (75,409)      (38,154)    (106,622)
   Interest income                       57,317        52,579       63,979
   Other income (expense), net          711,009       (18,545)     (61,723)
                                        123,447      (672,655)  (1,295,505)
   Provision for (benefit
   from) income taxes                    26,000       (78,000)     196,000

                                         97,447      (594,655)  (1,491,505)

   Minority interest                      6,503        12,105      (14,128)
   Net income (loss)                $   103,950   $  (582,550) $(1,505,633)

   Basic and diluted
    net income (loss) per share     $      0.08   $     (0.44) $     (1.14)

   Weighted average common
    shares outstanding                1,323,092     1,322,005    1,322,005

      The accompanying notes are an integral part of these consolidated financial statements.


                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                           FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                   Common Stock            Capital in      Cumulative      Retained
                            Number                         Excess of       Translation     Earnings
                            of Shares      Par Value       Par Value       Adjustment      (Deficit)
BALANCE at March 31,1995    1,322,005      $ 13,220        $4,882,390      $1,068,490      $2,016,945

  Translation adjustment        -               -               -           (283,267)           -

  Net loss                      -               -               -               -          (1,505,633)

BALANCE at March 31,1996    1,322,005        13,220         4,882,390        785,223          511,312

  Translation adjustment        -               -               -           (636,527)           -

  Net loss                      -               -               -               -            (582,550)

BALANCE at March 31,1997    1,322,005        13,220         4,882,390        148,696          (71,238)

  Translation adjustment        -               -               -           (436,080)           -

  Issuance of common
  stock in
  connection with a 10%
  stock dividend              132,206         1,322           (1,322)            -               -

  Net income                    -               -               -                -            103,950

BALANCE at March 31,1998    1,454,211       $14,542       $4,881,068       $(287,384)     $    32,712

   The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                      1 9 9 8        1 9 9 7        1 9 9 6
CASH FLOWS FROM
  OPERATING ACTIVITIES:
 Net income (loss)                 $  103,950     $  (582,550)   $(1,505,633)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities-
    Depreciation and amortization     329,726         403,630        529,625
    Capitalization  of  research
     costs                           (241,730)       (544,765)          -
    Gain on sale of equipment        (111,243)           -              -
    Release of certain
     indebtedness                    (113,522)           -              -
    Write-off of goodwill
     associated with
     acquisition of NovaChem BV          -               -         1,051,682
    Deferred income taxes            (230,995)        215,673        (24,922)
    Minority interest                  (6,503)        (12,105)        14,128
 Changes in Current Assets and
   Liabilities
    Accounts receivable              (109,265)      1,756,560     (1,007,016)
    Inventories                    (1,490,514)      1,639,802        320,514
    Prepaid expenses                  (95,983)       (126,757)       281,267
    Other current assets               48,493          44,540       (140,761)
    Accounts payable                1,324,810      (1,184,244)      (516,637)
    Accrued expenses                  804,576        (174,659)       216,140
    Customer advances                 (69,390)          1,045           (112)
    Accrued income taxes               84,007        (126,673)      (302,292)
          Net cash provided by
          (used in)
          operating activities        226,417       1,309,497     (1,084,017)

CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Marketable securities              99,472         249,571       (349,043)
    (Increase) decrease in other
     assets                           (37,664)        (35,119)         1,039
    Purchase of equipment            (576,460)       (226,682)      (207,328)
    Proceeds from sale of
     equipment                        151,360          60,528         15,729
    Purchase of minority interest    (200,140)           -              -
    Other, including  foreign
     exchange effects on cash         (62,820)       (208,106)        79,978
          Net cash used in
          investing activities       (626,252)       (159,808)      (459,625)

                             Continues on page 25

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                  (Continued)

                                      1 9 9 8        1 9 9 7         1 9 9 6
CASH FLOWS FROM
  FINANCING ACTIVITIES:
    Proceeds from
      Short-term notes payable     $      2,948  $       5,886    $     65,540
    Payments on
      Long-term debt                     (7,465)        (6,334)        (39,060)
          Net cash (used in)
          provided by
          financing activities           (4,517)          (448)         26,480

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS            (404,352)     1,149,241      (1,517,162)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                   1,634,270        485,029       2,002,191

CASH AND CASH EQUIVALENTS,
  END OF YEAR                      $  1,229,918   $  1,634,270    $    485,029


                                      1 9 9 8        1 9 9 7        1 9 9 6
Supplemental disclosure of cash
flow information:
   Cash paid during the year for:
     Interest                      $   124,722     $   33,417    $   130,512
     Income taxes                  $    38,171     $  459,033    $     2,180

Supplemental disclosure of
noncash investing and financing
activities:

   Write-off of fully depreciated
    equipment                      $      -        $1,264,496    $      -

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998


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

     (a) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd., NovaChem BV, Spectronetics NV, and Vital Scientific NV (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b) Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

     (c) Marketable Securities
The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, marketable securities that the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held-to-maturity" securities. For the period ended March 31, 1997, marketable securities consisted of United States Treasury securities and were stated at cost, which approximated market value; there were no marketable securities at March 31, 1998.

     (d) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at March 31, 1998 and 1997:

                                                     1 9 9 8         1 9 9 7
             Raw materials                        $   788,420    $    496,248
             Work-in-process                        1,768,431       1,252,249
             Finished goods                         1,162,847         777,892
                                                   $3,719,698     $ 2,526,389

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)

(1) Operations and Accounting Policies (continued)

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

             Asset Classification              Useful Lives
             Manufacturing and computer        3-7 years
             equipment
             Furniture and fixtures            3-7 years
             Leasehold improvements            Life of lease
             Vehicles                          3-5 years
             Goodwill                          20 years

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At March 31, 1998 and 1997, the Company's remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at March 31, 1998, the Company does not believe an impairment exists.

     (g) Net Income (Loss) Per Share
In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. Basic net income
(loss) per share is determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted net income (loss) per share has been calculated on the same basis as basic earnings per share because the Company's potentially dilutive securities, stock options, are antidilutive.

The net income (loss) per share in fiscal 1998, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective fiscal years. The fiscal 1996 shares outstanding have been restated to reflect the 1-for-3 reverse stock split on December 4, 1996 (see Note 2).

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)


(1) Operations and Accounting Policies  (continued)

     (g) Net Income (Loss) Per Share (continued)
In  fiscal  years  1998, 1997 and 1996, 104,818, 73,835,  and  24,652  weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.

     (h) Foreign Currency Translation
The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder. During fiscal 1997, the functional currency of Clinical Data Australia became the Australian dollar in recognition of the shift of its operations to a more domestic focus. Also in fiscal 1997, NovaChem BV changed its functional currency to the United States dollar because the majority of its operations are now based in the United States. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations.

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

     (k) Warranty Policy
The Company provides a one year warranty on its manufactured products which covers parts and materials. The Company reserves for this warranty at the time of sale.

     (l) Financial Instruments
The estimated fair value of the Company's financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their carrying value.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)


(1) Operations and Accounting Policies  (continued)

     (m) Concentration of Credit Risk
SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with large financial institutions. See Notes 10 and 14 for significant customers and financial information by geographic area, respectively.

     (n) Software Development Costs
In connection with the development of software included as a significant component of a new analysis product, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company has begun to amortize the capitalized software costs over the sales ratio method beginning in the year ended March 31, 1998. Amortization recorded during fiscal year 1998 was approximately $11,000.

During the years ended March 31, 1998 and 1997, the Company capitalized $242,000 and $502,000, respectively, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet.

     (o) New Accounting Standards
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual basis and an interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)


(1) Operations and Accounting Policies  (continued)

     (o) New Accounting Standards (continued)
In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and an interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company does not expect this accounting pronouncement to materially effect its financial statements.

(2) Reverse Stock Split and Stock Dividend
On November 12, 1996, the Company declared a 1 for 3 reverse stock split of the common stock payable on December 4, 1996 to the stockholders of record on November 25, 1996. No fractional shares were distributed and the common stock issued to each stockholder was rounded up to the nearest whole number of shares. All share and per share amounts for fiscal 1996 have been adjusted to reflect this reverse stock split.

On March 7, 1998, the Company declared a 10% common stock dividend payable on March 27, 1998 to the shareholders of record on March 13, 1998. No fractional shares or cash were distributed and the common stock issued to each stockholder was rounded up to the nearest whole number of shares. All option shares and prices for fiscal 1998, 1997 and 1996 have been adjusted to reflect this stock dividend.

(3) Vital Scientific NV
On October 21, 1997, the Company purchased the remaining six (6%) percent of Vital Scientific NV from the minority shareholder for approximately $200,000. The transaction has been recorded as a purchase and the resultant gain of approximately $37,000 on the purchase of the minority interest has been reflected as a reduction of goodwill relating to past purchases of prior investments in Vital Scientific. The remaining goodwill is being amortized over 7 years on a straight-line basis.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)

(4) Write-down of Certain Assets Relating to NovaChem BV
In accordance with SFAS No. 121, the Company determined that the carrying value of the goodwill recorded in connection with its investment in NovaChem BV was impaired at March 31, 1996. Accordingly, the Company recorded a charge of $1,052,000 relating to the write-off of goodwill. In addition, the Company wrote off $228,000 of related obsolete inventory at March 31, 1996.

(5) Short-Term Notes Payable and Long-Term Debt
The Company's foreign debt obligations are as follows at March 31, 1998 and 1997:

                                                   1 9 9 8        1 9 9 7
          Short-term notes payable              $   47,246    $     6,521

          Long-term debt -
            Note payable, interest free for
            a period of five years:
            principal repayment began
            in fiscal 1997 (approximately
            $14,000 per year)                         -            23,431

            Other notes payable, interest
             ranging from 11.35% - 11.55%           34,895         65,452
                                                    82,141         95,404
          Less:  short-term  notes  payable
          and current  portion of long-term
          debt                                      52,113         54,375
                                                $   30,028      $  41,029



As of March 31, 1998, Clinical Data BV, Vital Scientific NV, Spectronetics NV and NovaChem BV have an agreement with a bank that provides consolidated overdraft protection. In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,920,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank (3.75% at March 31, 1998). Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)


(6) Lease Commitments
The Company leases facilities, vehicles and computer equipment under operating leases. Future minimum lease payments under these leases as of March 31, 1998 are approximately as follows:

             Year Ending March 31,                  Amount
                       1999                     $  374,000
                       2000                        372,000
                       2001                        343,000
                       2002                        301,000
                       2003                        278,000
                    Thereafter                   1,340,000
                                                $3,008,000


Rent expense of approximately $329,000, $340,000 and $418,000 was incurred during fiscal 1998, 1997 and 1996, respectively.

(7) Stock Option Plans
The Company has established a 1991 Stock Option Plan ("the Plan") and a 1991 Directors' Stock Option Plan ("the Directors' Plan") under which an aggregate of 120,000 shares and 60,000 shares of common stock are reserved, respectively, for the purpose of granting incentive and nonstatutory stock options.

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

During fiscal year 1997, options to purchase 33,000 shares of common stock were granted to an officer at 110% of the fair market value of the stock on the date of grant.

In October 1995, the FASB released SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 31, 1995. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only requirements of SFAS No. 123 and plans to continue to account for employee stock options using APB No. 25, making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)

(7) Stock Option Plans (continued)
The following table summarizes stock option activity during fiscal 1998, 1997 and 1996.

                              Number of       Option Price           Weighted-
                              Shares      Per Share      Total       Average Price

 Outstanding at March 31,
  1995                        23,147      $ 3.41-14.25   $ 291,271    $12.58
   Options granted             6,307       12.95-13.30      82,960     13.15
   Options canceled or
    expired                   (2,612)       3.41-10.91     (20,250)    (7.75)
 Outstanding at March 31,
  1996                        26,842      $10.91-14.25   $ 353,981    $13.19
   Options granted            88,550        2.73- 7.50     279,375      3.15
   Options canceled or
    expired                   (4,987)      12.95-13.64     (67,111)   (13.46)
 Outstanding at March 31,
  1997                       110,405      $ 2.73-14.25   $ 566,245    $ 5.13
   Options canceled or
    expired                  (13,788)      10.91-14.25    (181,110)   (13.14)
 Outstanding at March 31,
  1998                        96,617      $ 2.73-13.30     385,135    $ 3.99

 Exercisable at March 31,
  1998                        36,485      $ 2.73-13.30   $ 184,260    $ 5.05

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company and its subsidiaries in the fiscal years ended March 31, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 1998, 1997 and 1996 are as follows:

                                   1 9 9 8         1 9 9 7         1 9 9 6
Risk-free interest rate         6.30%-6.73%      6.30%-6.73%        6.00%
Expected dividend yield              0                0               0
Expected lives                  4.39 years       6.43 years      4.00 years
Expected volatility             50.93%-51.33%   50.93%-51.33%      51.56%
Weighted average grant date
 fair value of options
 granted during the period            -             $1.91           $6.76
Weighted average exercise
 price of options granted
 during the period                    -             $3.47          $14.47
Weighted average remaining
 contractual life of
 options outstanding             4.43 years      5.87 years      3.49 years


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)

(7) Stock Option Plans (continued)
The pro forma effect on the Company of applying SFAS No. 123 to recognize certain compensation expense for the years ended March 31, 1998, 1997 and 1996 would be as follows:

                                  1 9 9 8       1 9 9 7       1 9 9 6
Pro forma net income (loss)        $45,812    $(594,708)  $(1,507,914)
Pro forma net income (loss)
 per share                         $ 0.03     $  (0.45)   $   (1.14)


The range of exercise prices for options outstanding and options exercisable at March 31, 1998 is as follows:

                        Outstanding                          Exercisable
                              Weighted                              Weighted
                    Number    Remaining     Average      Number      Average
                      of      Contractual   Exercise     of          Exercise
Price Range         Shares    Life          Price        Shares      Price
$2.73-$3.00         82,500    4.67 years    $  2.84      27,501      $  2.84
$7.50                6,050    2.11 years    $  7.50       2,017      $  7.50
$12.95-$13.30        8,067    3.70 years    $ 13.11       6,967      $ 13.08

                    96,617    4.43 years    $  3.99      36,485      $  5.05


(8) Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)

(8) Income Taxes (continued)
The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations consists of the following:

                                  For the Years Ended March 31,
                                      1 9 9 8        1 9 9 7        1 9 9 6
   Current:
    Domestic                       $    2,000      $    -        $     -
    Foreign                           278,000       (265,000)       221,000
  Total Current                       280,000       (265,000)       221,000
  Deferred:
    Domestic                             -              -              -
    Foreign                          (254,000)       187,000        (25,000)
  Total Deferred                     (254,000)       187,000        (25,000)
                                   $  196,000      $  26,000     $  (78,000)


The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

                                        For the Years Ended March 31,
                                     1 9 9 8        1 9 9 7        1 9 9 6
  Provision  for (benefit  from)
  taxes at statutory rate         $  43,000      $  (235,000)   $  (454,000)
  Utilization of domestic net
   operating loss carryforward     (166,000)         (26,000)       (39,000)
  Utilization of foreign net
   operating loss carryforward         -              (9,000)          -
  Foreign operating loss not
   benefited                        144,000          211,000        672,000
  Taxes resulting from higher
   incremental foreign rate           4,000             -            38,000
  Tax benefit resulting from
   lower statutory foreign rate     (15,000)         (13,000)        (3,000)
  Other                              16,000           (6,000)       (18,000)

                                  $  26,000      $   (78,000)  $    196,000


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)

(8) Income Taxes (continued)
The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 1998 and 1997 is as follows:

                                             1 9 9 8        1 9 9 7
       Net operating loss carryforwards    2,422,492      2,422,321
       General business tax credit
        carryforwards                        122,672        136,048
       Other, net                             12,540         28,308

                                           2,557,704      2,586,677

       Less: valuation allowance           2,557,704      2,558,077

                                          $     -        $   28,600


SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company has determined that, except for the net operating loss carryforward at Vital Scientific NV during fiscal year 1997, it does not meet the "more likely than not" standard. Accordingly, the Company has provided a valuation allowance against the deferred tax assets for all items except for the aforementioned net operating loss carryforward in 1997.

The tax effect on the components of the deferred tax liability at March 31, 1998 and 1997 is as follows:

                                             1 9 9 8        1 9 9 7
       Prior pension service costs          $ 39,144      $ 107,088
       Depreciation                           54,700           -
       Research and development
        liabilities                             -           240,905

                                            $ 93,844      $ 347,993

The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $3,449,000 and $751,000, respectively; these carryforwards will expire from 1999 to 2013. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $123,000. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 1999 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service. There is approximately $894,000 in U.S. alternative minimum tax net operating loss carryforwards which expire between 2008 and 2010.

The Company has foreign net operating loss carryforwards of approximately $3,269,000 that are not subject to expiration.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)

(9) Pension Plan
The Company's subsidiary, Vital Scientific NV, participates in a multiemployer defined benefit pension plan. Contributions and expenses incurred by the Company amounted to approximately $97,000, $103,000 and $98,000 during fiscal 1998, 1997 and 1996, respectively.

(10) Significant Customers
During fiscal 1998, 1997 and 1996, the Company had sales of scientific and process monitoring instrumentation to one customer amounting to approximately 56%, 75% and 83% of consolidated revenues, respectively. At March 31, 1998 and 1997, 57% and 75%, respectively, of accounts receivable was from this customer.

The Company expects that sales to this customer will decrease significantly during the upcoming fiscal year. The Company is currently pursuing new customer relationships, which management believes will at least partially offset the expected decline in sales to this customer.

(11) Other Income (Expense), net
Other income (expense), net, consists of the following:

                                            For the Years Ended March 31,
                                     1 9 9 8        1 9 9 7        1 9 9 6
       Foreign exchange loss       $ (48,039)      $ (22,842)    $ (61,947)
       Settlement of a dispute       625,741            -             -
       Gain on sale of certain
        assets                       111,243            -             -
       Other income, net             22,064           4,297            224

                                    $711,009       $(18,545)     $ (61,723)

In December 1997, the Company amicably settled a dispute with E. Merck of all outstanding issues related to the performance of each party under a series of distribution agreements. The settlement, net of legal expenses, included a cash payment to the Company and the release of certain indebtedness owed by the Company in the net amount of $625,741.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

                                  (Continued)


(12) Accrued Expenses
Accrued expenses consist of the following:

                                          1 9 9 8         1 9 9 7
       Payroll and payroll-related
        expenses                       $    542,285   $   478,372
       Warranty and retrofit
        reserves                            129,995       281,991
       Development credits                1,035,312        96,208
       Other                                176,444       362,980

                                       $  1,884,036   $ 1,219,551

The Company has entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as long as the product is a commercial success. As of March 31, 1998, the Company has begun to ship this product, evidencing its commercial success. The Company has accrued all funding received as development credits in the table above.

(13) Other Assets
Other assets consist of the following:

                                                 1 9 9 8      1 9 9 7
          Goodwill, net of accumulated
           amortization of  $454,000 and
           $381,000  at  March 31, 1998
           and 1997, respectively              $  85,524    $  219,324
          Capitalized software development
           costs, net of accumulated
           amortization                          687,197       502,331
          Other                                  127,208        94,392

                                               $ 899,929     $ 816,047


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                   (Continued)

(14) Segment Information
The Company's domestic business activities consist of corporate administration and process monitoring. Vital Scientific NV manufactures and sells scientific instrumentation. NovaChem BV designs and markets process monitoring instrumentation. During fiscal year 1996, the Company's Australian subsidiary sold scientific instrumentation primarily to customers in the People's Republic of China. During fiscal years 1997 and 1998, domestic sales of instruments and consumables provided the majority of the Australian revenues. Revenues, income
(loss) from operations and identifiable assets classified by segment are as follows (in thousands):


                              United States                Europe
                          Adminis-    Process       Scientific     Process      Australia    Consolidated
                          tration     Monitoring    Instruments    Monitoring
 March 31, 1998
  Sales to unaffiliated
   customers              $   -       $     65      $   10,627     $       3    $   1,107    $   11,802
  Sales or transfers
   between geographic
   areas                      -             -                3             -          -             -
                          $   -       $     65      $   10,630     $       3    $   1,107    $   11,802
  Income(loss) from
   operations             $ (380)     $   (142)     $      (44)    $     (16)   $      13    $     (569)
  Identifiable assets     $  145      $     50      $    8,507     $     116    $     587    $    9,405

 March 31, 1997
  Sales to unaffiliated
   customers              $   -       $    127      $   11,852     $      29    $   1,837    $   13,845
 Sales or transfers
   between geographic
   areas                      -             -              630            (9)          -           -
                          $   -       $    127      $   12,842     $      20    $   1,837    $   13,485
 Income (loss) from
   opeartions             $ (408)     $   (190)     $       (7)    $    (117)   $      53    $     (669)
 Identifiable assets      $  172      $    150      $    7,837     $    (132)   $     541    $    8,568

 March 31, 1996
  Sales to unaffiliated
  customers               $   -       $     -       $   15,826     $     186    $   1,896    $   17,908
  Sales o transfers
   between geographic
   areas                      -             -            1,280            12           -            -
                          $   -       $     -       $   17,106     $     198    $   1,896    $   17,908
  Income (loss) from
   operations             $ (386)     $   (497)     $      716     $    (995)   $     (29)   $   (1,191)
  Identifiable assets     $  755      $     65      $   10,190     $      34    $      716   $   11,760



                            SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS

                                MARCH 31, 1998


                        Balance at
Item                   Beginning of   Additions     Deductions     Balance at
                          Period                                    End of
                                                                    Period
Allowance for
 Doubtful Accounts

        1998           $  101,634    $     -       $   52,177    $   49,457

        1997           $  118,707    $     -       $   17,073    $  101,634

        1996           $  112,055    $    69,322   $   62,670    $  118,707


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

                                 EXHIBIT 22.1

                        SUBSIDIARIES OF THE REGISTRANT




    The Registrant has the following subsidiaries, the financial statements of which are included in the consolidated financial statements of the Registrant:

                                  Country                Percentage
   Name                           of Incorporation       Owned
   Clinical Data
    (Australia) Pty. Ltd.         Australia              100%
   Clinical Data BV               Netherlands            100%
   NovaChem BV                    Netherlands            100%
   Spectronetics NV               Curacao                100%
   Vital Scientific NV            Netherlands            100%


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

Boston, Massachusetts
June 25, 1998