Form 10-Q
period 1998-06-30
NOVITRON INTERNATIONAL INC
filed 1998-08-03
CIK 716646

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1998

                               or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
            For the transition period from        to


For Quarter Ended                           Commission File Number
June 30, 1998                                        0-12716


                  Novitron International, Inc.
     (Exact Name of Registrant as Specified in its Charter)

Delaware                                              04-2573920
(State or other jurisdiction                         (IRS Employee
of incorporation or organization)                   Identification No.)


One Gateway Center, Suite 411, Newton, MA.                    02458
(Address of principal executive offices)                    (Zip Code)


Registrant's Telephone number, including area code:  (617) 527-9933


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X   No ___


The number of shares of common stock outstanding as of July 24,1998 is 1,454,420.

             Novitron International, Inc.  AND SUBSIDIARIES

                                  FORM 10-Q

                                    Index





                                                                      Page
Part I:  FINANCIAL INFORMATION

              Item 1: Consolidated Financial Statements

               Consolidated balance sheets at June 30, 1998 and
               March 31, 1998                                            1

               Unaudited consolidated statements of operations
               for the three months ended June 30, 1998 and 1997         3

               Consolidated statements of stockholders'
               investment for the years ended March 31, 1997,
               and 1998 and the three months ended June 30,
               1997 (unaudited)                                          3

               Unaudited consolidated statements of cash flows
               for the three months ended June 30, 1998 and 1997         4

               Notes to unaudited consolidated financial statements      5


     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8



Part II:  OTHER INFORMATION                                             10


SIGNATURE                                                               10


              Novitron International, Inc.   AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS




                                            June 30, 1998    March 31, 1998
   CURRENT ASSETS:
     Cash and cash equivalents               $    860,371       $ 1,229,918
     Accounts receivable, less
      reserves  of  $59,000   and
      $49,000 at June 30 and March 31,
      1998, respectively                        2,546,010         2,412,725
     Inventories                                3,704,126         3,719,698
     Prepaid expenses                             293,454           347,118
     Other current assets                          32,224            28,971
          Total current assets                  7,346,185         7,738,430

   EQUIPMENT, at cost:
     Manufacturing and computer equipment       2,138,525         2,010,683
     Furniture and fixtures                       392,871           386,090
     Leasehold improvements                       268,904           247,868
     Vehicles                                      62,572            65,787
                                                2,862,872         2,710,428
     Less: Accumulated depreciation
       and amortization                         2,049,616         1,944,063
                                                  813,256           766,365
   OTHER ASSETS, net                            1,010,344           899,929
                                              $ 9,169,785       $ 9,404,724



The accompanying notes are an integral part of these consolidated financial statements.


              Novitron International, Inc.   AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' INVESTMENT




                                         June 30, 1998    March 31, 1998
     CURRENT LIABILITIES:
       Short-term notes payable and
       current portion of long-term debt $     71,492      $     52,113
       Accounts payable                     2,472,884         2,598,755
       Accrued expenses                     1,775,699         1,884,036
       Accrued income taxes                    89,867           105,010
           Total current liabilities        4,409,942         4,639,914

     LONG - TERM DEBT, net of
     current portion                           26,557            30,028
     DEFERRED TAXES                           132,310            93,844

     COMMITMENTS AND CONTINGENCIES:
       (Note 6)

     STOCKHOLDERS' INVESTMENT:
       Preferred stock, $.01 par
       value,
        Authorized: 1,000,000 shares
        Issued and outstanding: none                -                 -
       Common stock, $.01 par value,
        Authorized: 6,000,000 shares
        Issued and outstanding:
         1,454,420 and 1,454,211 at
         June 30, and March 31, 1998,
         respectively (Note 2)                  14,544            14,542
       Capital in excess of par value        4,881,066         4,881,068
       Retained earnings (deficit)            (139,207)           32,712
       Cumulative translation adjustment      (155,427)         (287,384)
          Total stockholders' investment     4,600,976         4,640,938

                                           $ 9,169,785       $ 9,404,724



The accompanying notes are an integral part of these consolidated financial statements.


              Novitron International, Inc.  AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,

                                         1998            1997

      REVENUES                     $   3,488,417    $  2,871,308
      COST OF REVENUES                 2,581,983       2,164,589
           Gross profit                  906,434         706,719
      OPERATING EXPENSES:
        Sales and marketing              235,374         239,468
        Research and development         456,856         298,323
        General and administrative       431,048         415,288
                                       1,123,278         953,079
      Loss from operations              (216,844)       (246,360)
      Interest expense                   (14,825)        (14,059)
      Interest income                      2,626          14,312
      Other income                         9,261           8,369
                                        (219,782)       (237,738)
      Benefit from income taxes          (47,863)        (53,821)
                                        (171,919)       (183,917)
      Minority interest                        -           5,335
      Net loss                        $ (171,919)     $ (178,582)
      Basic and Diluted
      Net loss per share              $    (0.12)     $    (0.14)
      Weighted average common
        shares outstanding             1,454,420       1,322,005



The accompanying notes are an integral part of these consolidated financial statements



                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT FOR THE YEARS
            ENDED MARCH 31, 1997, AND 1998 AND FOR THE THREE MONTHS ENDED JUNE 30, 1998


                                  Common Stock         Capital in                Cumulative
                               Number of      Par      Excess of      Retained   Translation
                                Shares       Value     Par Value      Earnings   Adjustment
  BALANCE at March 31, 1998   $ 1,322,005   $ 13,220   $ 4,882,390   $ 511,312   $ 785,223

    Net loss                                                          (582,550)

    Translation adjustment                                                        (636,527)

  BALANCE at March 31, 1997     1,322,005     13,220     4,882,390     (71,238)    148,696

    Net income                                                         103,950

    Translation adjustment                                                        (436,080)

    Issuance of
     common stock in
     connection with a
     10% stock dividend           132,206      1,322        (1,322)

  BALANCE at March 31, 1998     1,454,211   $ 14,542   $ 4,881,068    $ 32,712    (287,384)

    Net loss                                                          (171,919)

    Translation adjustment                                                         131,957

    Issuance of
     common stock in
     connection with a
     10% stock dividend
     of March 27, 1998                209           2           (2)

  BALANCE at June 30, 1998      1,454,420   $  14,544  $ 4,881,066   $(139,207)  $(155,427)



   The accompanying notes are an integral part of these consolidated financial
                                        statements


                   Novitron International, Inc.  AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                1998               1997

  CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net loss                              $   (171,919)      $   (178,582)
     Adjustments to reconcile
      net loss to net cash
      provided by (used in)
      operating activities -
       Depreciation and amortization            91,756            104,780
       Minority interest                          -                (5,335)
       Capitalization of research costs        (32,135)           (85,659)
       Deferred income taxes                    36,580            (84,573)
    Changes in Current Assets
     and Liabilities-
       Accounts receivable                      11,875             (3,286)
       Inventories                             101,194            (15,688)
       Prepaid expenses                         61,929            (16,095)
        Other current assets                    (2,624)            45,413
        Accounts payable                      (185,931)           480,337
        Accrued expenses                      (151,090)           199,457
        Customer advances                         -                   151
        Accrued income taxes                   (87,508)            (1,600)
   Net  cash  provided by (used in)
    operating activities                      (327,873)           439,320
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Marketable securities                         -                24,930
    Decrease in other assets                       129             27,993
    Purchases of equipment                     (28,522)           (55,800)
    Proceeds  from  sale  of equipment            -                   790
    Other, including foreign
     Exchange  effects  on cash                (27,413)           (77,993)
   Net cash used in
    investing activities                       (55,806)           (80,080)
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term notes payable      18,318             33,794
      Payments on long-term debt                (4,186)            (1,607)
   Net  cash  provided  by
    financing activities                        14,132             32,187

  NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                  (369,547)            391,427

  CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                         1,229,918           1,634,270

  CASH AND CASH EQUIVALENTS
   AT June 30, 1998 and 1997               $   860,371         $ 2,025,697


The  accompanying notes are an integral part of these consolidated financial statements

         Novitron International, Inc.  AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998


Basis of Presentation

The consolidated financial statements included herein were prepared by Novitron International, Inc. ("the Company")
pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at June 30, 1998 and June 30, 1997. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

     (c) Marketable Securities
The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, marketable securities that the Company has the ability and positive intent to hold to maturity are recorded at amortized cost and classified as "held-to-maturity" securities. There were no marketable securities at June 30, and March 31, 1998.

     (d) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 1998:

                                       June 30,       March 31,
                                         1998            1998
     Raw materials                  $  1,159,529   $    788,420
     Work-in-process                   1,596,518      1,768,431
     Finished goods                      948,079      1,162,847
                                    $  3,704,126   $  3,719,698

     (e) Revenue Recognition
The Company generally recognizes revenue from the sale of products and supplies at the time of shipment.

         Novitron International, Inc.  AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998

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


             Asset Classification                      Useful
                                                       Lives
             Manufacturing and computer equipemnt      3-7 years
             Furniture and fixtures                    3-7 years
             Leasehold improvements                    Life of lease
             Vehicles                                  3-5 years
             Goodwill                                  20 years

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At June 30 and March 31, 1998, the Company's remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at June 30, 1998, the Company does not believe impairment exists.

     (g) Net Loss Per Share
In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Basic net loss per share is determined by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net loss per share has been calculated on the same basis as basic earnings per share because the Company's potentially dilutive securities, stock options, are antidilutive.

There were 104,818 and 67,122 weighted average common equivalent shares not included in the diluted weighted average shares outstanding at June 30, 1998 and 1997, respectively, because they were antidilutive.

     (h) Foreign Currency Translation
The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of
Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder; Clinical Data Australia uses the Australian dollar and NovaChem BV's functional currency is the United
States dollar. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as part of stockholders' investment in the accompanying consolidated balance sheets.

Foreign currency transaction gains and losses are included in other income in the consolidated statements of operations.

         Novitron International, Inc.  AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998

                           (Continued)

(1) Operations and Accounting Policies  (continued)

     (i) Post-retirement Benefits
The Company has no obligations for postretirement benefits.

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

     (k) Warranty Policy
The Company provides a one-year warranty on its manufactured products, which covers parts and materials. The Company reserves for this warranty at the time of sale.

     (l) Financial Instruments
The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and long-term debt, approximates their carrying value.

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

     (n) Software Development Costs
In connection with the development of software included as a significant component of new analysis products, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. Amortization recorded with respect to this product for the three months ended June 30, 1998 and during fiscal year 1998 was approximately $18,000 and $11,000, respectively. The Company has begun to amortize the software costs capitalized during the three months ended June 30, 1998 over three years using the straight-line method. Amortization recorded for the costs associated with this product approximated $1,000.

         Novitron International, Inc.  AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998

                           (Continued)

(1) Operations and Accounting Policies  (continued)

     (n) Software Development Costs (continued0
During the three months ended June 30, 1998 and during the year ended March 31, 1998 the Company capitalized $32,000 and $242,000, respectively, under SFAS No. 86, which have been included as a component of other assets in the accompanying consolidated balance sheet.

     (o) New Accounting Standards
In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and an interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company does not expect this accounting pronouncement to materially effect its financial statements and will formally adopt the pronouncement with the March 31, 1999 financial statements.

     (p) Line of Credit
In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,920,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank (3.75% at March 31, 1998). Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met.

(2) Comprehensive Income
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements. The components of comprehensive income for the three-month periods ended June 30, 1998 and 1997 are as follows:


                                         June 30,       June 30,
                                           1998          1997
         Net loss                       $(171,919)     $(178,582)
         Foreign currency
          translation adjustments         131,957       (178,692)
         Comprehensive loss             $ (39,962)     $(357,274)




Item  2.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations

Results of Operations

First Quarter ended June 30, 1998 compared to the First Quarter ended June 30, 1997

Consolidated revenues for the first quarter of fiscal year 1999 increased 21.5%, as compared with the prior year. Vital Scientific's sales increased 25%, primarily as a result of the deliveries of two new products for allergy testing and for the measurement of drugs-of-Abuse. At Clinical Data Australia, sales increased 95% from the prior year reflecting the addition of new products. The increase in turnover, however, was offset by a 4.9% weakening of the Company's primary functional currency, the Dutch Guilder, against the U.S. dollar.

The  gross profit increased from 24.6% at June 30, 1997 to  26.0%
at June 30, 1998, primarily as a result of changes in the product mix and cost containment

Sales and marketing expenses decreased $4,000 or 1.7% from the same period as last year.

Research and development charges, as shown on the June 30, 1998 consolidated statement of operations, increased $159,000 or 53.1% as compared to the three months ended June 30, 1997. In addition, on a cash basis, the Company expended $32,000 and $86,000 during the first quarter of fiscal years 1999 and 1998, respectively. The actual increase in research funds expended is $105,000 or 27.9% from the same period in fiscal year 1998. The increase is related primarily to new product development activities.

General  and  administrative expenses increased $16,000  or  3.8%
from the comparative period last year, primarily as a result of additional expense for temporary contract labor.

For the three months ended June 30, 1998, interest expense increased $800 from the same period last year. Interest income decreased because of fewer funds available for investment. Other income and expense is predominantly the effect of foreign currency transaction gains and losses on the results of operations.

The minority interest in fiscal year 1998 is attributable to the 6% of Vital Scientific not held by the Company. Vital Scientific became a wholly owned subsidiary on October 21, 1997.

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

Financial Condition and Liquidity

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $696,000 of the June 30, 1998 balance of $860,000 of cash and cash equivalents is denominated primarily in Dutch Guilders. in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment which is a separate component of stockholders' investment in the balance sheet.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $7.27 million of $7.35 million of current assets reside in the Company's foreign subsidiaries.

The Company used approximately $328,000 of cash from operations during the first quarter of fiscal year 1999. The decrease in funds comes from the decrease in accounts payable, accrued income tax and accrued expenses offset by the decrease in prepaid expenses and inventory. During the quarter, approximately $29,000 was used to purchase equipment. Financing activities were immaterial.

In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,964,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 3.75%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met.

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



                                    Novitron International, Inc.
                                                   (Registrant)





                                             Israel M. Stein MD

Date:August 3, 1998                          Israel M. Stein MD
                                             President