Form 10-Q/A
period 1998-06-30
NOVITRON INTERNATIONAL INC
filed 1998-08-27
CIK 716646

FORM 10-Q/A

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

                                  FORM 10-Q/A

                                    Index





                                                                      Page
Part I:  FINANCIAL INFORMATION

             Item 1: Consolidated Financial Statements

               Consolidated balance sheets at June 30, 1998 and
               March 31, 1998                                            1

               Unaudited consolidated statements of operations
               for the three months ended June 30, 1998 and 1997         3

               Consolidated statements of stockholders'
               investment for the years ended March 31, 1997,
               and 1998 and the three months ended June 30,
               1997 (unaudited)                                          3

               Unaudited consolidated statements of cash flows
               for the three months ended June 30, 1998 and 1997         4

               Notes to unaudited consolidated financial statements      5


	     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

SIGNATURE                                                                9


              Novitron International, Inc.   AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS




                                            June 30, 1998    March 31, 1998
   CURRENT ASSETS:
     Cash and cash equivalents               $    860,371       $ 1,229,918
     Accounts receivable, less
      reserves  of  $59,000   and
      $49,000 at June 30 and March 31,
      1998, respectively                        2,456,010         2,412,725
     Inventories                                3,704,126         3,719,698
     Prepaid expenses                             293,454           347,118
     Other current assets                          32,224            28,971
          Total current assets                  7,346,185         7,738,430

   EQUIPMENT, at cost:
     Manufacturing and computer equipment       2,138,525         2,010,683
     Furniture and fixtures                       392,871           386,090
     Leasehold improvements                       268,904           247,868
     Vehicles                                      62,572            65,787
                                                2,862,872         2,710,428
     Less: Accumulated depreciation
       and amortization                         2,049,616         1,944,063
                                                  813,256           766,365
   OTHER ASSETS, net                            1,010,344           899,929
                                              $ 9,169,785       $ 9,404,724



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



                                    Novitron International, Inc.
                                                   (Registrant)





                                             Israel M. Stein MD

Date:August 27, 1998                         Israel M. Stein MD
                                             President