Form 10-Q
period 1998-09-30
NOVITRON INTERNATIONAL INC
filed 1998-11-06
CIK 716646

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended September 30, 1998

                                    or

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 For the transition period from        to


For Quarter Ended                                 Commission File Number
September 30, 1998                                       0-12716


                       Novitron International, Inc.
          (Exact Name of Registrant as Specified in its Charter)

Delaware                                                    04-2573920
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                      Identification No.)


One Gateway Center, Suite 411, Newton, MA                        02458
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

          Yes  X   No __


The number of shares of common stock outstanding, as of November 2, 1998, is 1,454,423.

                 Novitron International, Inc.  AND SUBSIDIARIES

                                 FORM 10-Q

                                   Index



                                                                      Page

Part I: FINANCIAL INFORMATION

     Item 1: Consolidated Financial Statements

          Unaudited consolidated balance sheets at September 30,
           1998 and March 31, 1998                                     3

          Unaudited consolidated statements of operations for the
          three and six months ended September 30, 1998 and 1997       5

          Unaudited consolidated statements of stockholders'
          investment for the years ended March 31, 1998 and 1997
          and the six months ended September 30, 1998                  6

          Unaudited consolidated statements of cash flows for
          the six months ended September 30, 1998 and 1997             7

          Notes to unaudited consolidated financial statements         9

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      13


Part II: OTHER INFORMATION                                            15


SIGNATURE                                                             16


              Novitron International, Inc.  AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                    September 30, 1998    March 31, 1998
 CURRENT ASSETS:
   Cash and cash equivalents        $    476,686          $  1,229,918
   Accounts receivable, less
    reserves of $36,000 and
    $49,000at September 30, and
    March 31, 1998, respectively       3,024,578             2,412,725
   Inventories                         3,143,940             3,719,698
   Prepaid expenses                      248,803               347,118
   Other current assets                  134,088                28,971
        Total current assets           7,028,095             7,738,430

 EQUIPMENT, at cost:
   Manufacturing and computer          2,397,001             2,010,683
    equipment
   Furniture and fixtures                422,354               386,090
   Leasehold improvements                291,252               247,868
   Vehicles                               65,613                65,787
                                       3,176,220             2,710,428
   Less: Accumulated depreciation
    and amortization                   2,272,311             1,944,063
                                         903,909               766,365
 OTHER ASSETS, net                     1,019,251               899,929
                                    $  8,951,255          $  9,404,724



The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.   AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                      September 30, 1998      March 31, 1998
CURRENT LIABILITIES:

  Short-term notes payable and      $       42,314           $     52,113
   current portion of long-term
   debt
  Accounts payable                       1,693,530              2,598,755
  Accrued expenses                       2,095,052              1,884,036
  Accrued income taxes                     102,634                105,010
      Total current liabilities          3,933,530              4,639,914
LONG - TERM DEBT, net of                    27,273                 30,028
  current portion
DEFERRED TAXES                             156,063                 93,844


STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value,
   Authorized: 1,000,000 shares
   Issued and outstanding: none               -                        -
  Common stock, $.01 par value,
   Authorized: 6,000,000 shares
  Issued and outstanding:
     1,454,423and 1,454,211 at
     September 30, and March 31,
     1998, respectively (Note 2)            14,544                 14,542
  Capital in excess of par value         4,881,066              4,881,068
  Retained earnings (deficit)             (228,226)                32,712
  Cumulative translation
   adjustment                              167,005               (287,384)
    Total stockholders'
       investment                        4,834,389              4,640,938
                                    $    8,951,255          $   9,404,724



The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                              For Three Months           For the Six Months
                             Ended September 30,        Ended September 30,
                              1998         1997            1998        1997
REVENUES                  $ 3,662,125   $ 2,608,696    $ 7,150,542 $ 5,480,004

COST OF REVENUES            2,740,856     1,880,680      5,322,839   4,045,269
      Gross profit            921,269       728,016      1,827,703   1,434,735
OPERATING EXPENSES:
 Sales and marketing          263,681       191,053        499,055     430,521
 Research and
  development                 452,761       294,846        909,617     593,169
 General and
  administrative              324,158       442,046        755,206     857,334
                            1,040,600       927,945      2,163,878   1,881,024
Loss from operations         (119,331)     (199,929)      (336,175)   (446,289)
Interest expense              (14,230)      (25,114)       (29,055)    (39,173)
Interest income                 6,521        16,896          9,147      31,208
Other income (expense)        (38,345)       23,924        (29,084)     32,293
                             (165,385)     (184,223)      (385,167)   (421,961)
Benefit from income
 taxes                        (76,366)      (33,918)      (124,229)    (87,739)
                              (89,019)     (150,305)      (260,938)   (334,222)
Minority interest                 -           3,702           -          9,037
Net loss                  $   (89,019)   $ (146,603)    $ (260,938) $ (325,185)
Basic and Diluted
 Net loss per share       $     (0.06)   $    (0.11)    $    (0.18) $    (0.25)
Weighted Average Common
 Shares Outstanding         1,454,423     1,322,005      1,454,423   1,322,005


The accompanying notes are an integral part of these consolidated financial statements.


                  Novitron International, Inc. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                  FOR THE YEARS ENDED MARCH 31, 1997, AND 1998
                 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998



                              Common Stock
                                                     Capital in                       Cumulative
                             Number                  Excess of         Retained       Translation
                           of Shares   Par Value     Par Value         Earnings       Adjustment
BALANCE at March 31,
1996                       1,322,005    $13,220     $   4,882,390     $  511,312      $ 785,223
  Net loss                                                              (582,550)
  Translation adjustment                                                               (636,527)

BALANCE at March 31,
1997                       1,322,005     13,220         4,882,390        (71,238)       148,696
  Net income                                                             103,950
  Translation adjustment                                                               (436,080)
  Issuance of
   common stock in
   connection with a 10%
   stock dividend of
   March 27, 1998            132,206      1,322            (1,322)

BALANCE at March 31,
1998                       1,454,211      14,542        4,881,068         32,712       (287,384)
  Net loss                                                              (260,938)
  Translation adjustment                                                                454,389
  Further Issuance of
   common stock in
   connection with a 10%
   stock dividend of
   March 27, 1998                212           2               (2)

BALANCE at September
30, 1998                   1,454,423   $  14,544     $  4,881,066      $(228,226)    $  167,005


   The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                          1998                1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                           $ (260,938)         $ (325,185)
  Adjustments to reconcile
    net loss to net cash provided
    by (used in) operating
    activities-
      Depreciation and amortization     227,282             159,954
      Minority interest                    -                 (9,037)
      Capitalization of research
       costs                            (32,401)           (154,754)
      Deferred income taxes              49,643            (214,902)
  Changes in Current Assets and
    Liabilities-
      Accounts receivable              (345,223)            552,533
      Inventories                       899,641            (579,470)
      Prepaid expenses                  125,742             (61,314)
      Other current assets              (96,359)             44,337
      Accounts payable               (1,101,490)            921,313
      Accrued expenses                   25,023             416,774
      Customer advances                    -                 52,653
      Accrued income taxes              (82,458)                581
       Net cash provided by (used
        in)operating activities      $ (591,538)          $ 803,483


CASH FLOWS FROM
 INVESTING ACTIVITIES:
    Marketable securities            $     -              $  24,992
    Other assets                         (1,450)             27,499
    Purchases of equipment              (83,410)           (164,005)
    Sales of equipment                     -                 16,224
    Other, including foreign
      exchange effects on cash          (57,118)            (63,269)
     Net cash used in
      investing activities           $ (141,978)         $ (158,559)


                          Continues on next page

              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                (Continued)

                                        1998                 1997
 CASH FLOWS FROM
  FINANCING ACTIVITIES:
     Proceeds from (payments on)
       short-term debt             $  (14,238)           $    13,219
     Payments on long-term debt        (5,478)                (3,713)
      Net cash provided by (used
       in) financing activities    $  (19,716)           $     9,506

 NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS        $ (753,232)           $   654,430

 CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                 1,229,918              1,634,270

 CASH AND CASH EQUIVALENTS
  AT September 30, 1998 and 1997   $  476,686            $ 2,288,700




The accompanying notes are an integral part of these consolidated financial statements.

              Novitron International, Inc.   AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1998

Basis of Presentation

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at September 30, 1998 and September 30, 1997. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

     (c) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at September 30, and March 31, 1998:

                                    September 30, 1998     March 31, 1998
       Raw materials                      $  1,470,280       $    788,420
       Work-in-process                         867,135          1,768,431
       Finished goods                          806,525          1,162,847
                                          $  3,143,940       $  3,719,698


     (d) Revenue Recognition
The Company generally recognizes revenue from the sale of products and supplies at the time of shipment.

              Novitron International, Inc.  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1998

                                (Continued)

(1) Operations and Accounting Policies (continued)

     (e) Depreciation and Amortization of Equipment and Intangibles
The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of equipment and intangibles over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

       Asset Classification                           Useful Lives
       Manufacturing  and computer equipment             3-7 years
       Furniture and fixtures                            3-7 years
       Leasehold improvements                        Life of lease
       Vehicles                                          3-5 years
       Goodwill                                           20 years

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At September 30, and March 31, 1998, the Company's remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at September 30, 1998, the Company does not believe impairment exists.

     (f) Net Loss Per Share
In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Basic net loss per share is determined by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted net loss per share has been calculated on the same basis as basic earnings per share because the Company's potentially dilutive securities, stock options, are antidilutive.
There were 96,617 and 100,368 weighted average common equivalent shares not included in the diluted weighted average shares outstanding at September 30, 1998 and 1997, respectively, because they were antidilutive.

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

              Novitron International, Inc.  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1998

                                (Continued)

(1) Operations and Accounting Policies  (continued)

     (h) Post-retirement Benefits
The Company has no obligations for postretirement benefits.

     (i) Management's Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (j) Warranty Policy
The Company provides a one-year warranty on its manufactured products, which covers parts and materials. The Company reserves for this warranty at the time of sale.

     (k) Financial Instruments
The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and long-term debt, approximates their carrying value.

     (l) Concentration of Credit Risk
SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with large financial institutions.

     (m) Software Development Costs
In connection with the development of software included as a significant component of new analysis products, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies.

During the six months ended September 30, 1998 and during the year ended March 31, 1998 the Company capitalized $34,000 and $242,000, respectively, under SFAS No. 86, which have been included as a component of other assets in the accompanying consolidated balance sheet.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. Amortization recorded with respect to this product for the six months ended September 30, 1998 and during fiscal year 1998 was approximately $70,600 and $11,000, respectively. The Company has begun to amortize the software

              Novitron International, Inc.  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1998

                                (Continued)

(1) Operations and Accounting Policies  (continued)

     (m) Software Development Costs (continued) costs capitalized during the three months ended June 30, 1998 related to a new product over three years using the straight-line method. Amortization recorded with respect to this product for the six months ended September 30, 1998 approximated $3,600.

     (n) New Accounting Standards
In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and an interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company does not expect this accounting pronouncement to materially effect its financial statements and will formally adopt the pronouncement with the March 31, 1999 financial statements.

     (o) Line of Credit
In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $2,115,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank (3.75% at March 31, 1998). Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. There were no borrowings outstanding under this credit line at September 30, 1998.

(2) Comprehensive Income
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements. The components of comprehensive income for the three-month periods ended September 30, 1998 and 1997 are as follows:


                              For Three Months         For the Six Months
                             Ended September 30,       Ended September 30,
                              1998         1997         1998        1997
Net Loss                   $( 89,019)   $(146,603)   $(260,938)  $(325,185)
Foreign currency
 translation adjustments     322,432     ( 62,560)     454,389    (241,252)
Comprehensive income(loss) $ 233,413    $(209,163)   $ 193,451    (566,437)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of the Securities Exchange Act of 1934 (Section 21E), may be made throughout this Discussion and Analysis. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, such words as, "anticipates," "plans," "expects, "believes", "estimates," and similar expressions are intended to identify such forward-looking statements. Such statements involve risk and uncertainties, including but not limited to competitive, governmental, economic, and technological factors that may affect the Company's operations, products, markets, and services. Actual results could differ materially from those expressed in such statements and readers are referred to the Company's other SEC reports and filings.


Results of Operations

Second Quarter ended September 30, 1998 compared to the Second Quarter ended September 30, 1997

Consolidated revenues for the second quarter of fiscal year 1999 increased 40.3% as compared with the same period in the prior year. The year-to-date consolidated revenues increased 30.5% from the same period last year. When compared to the second quarter of fiscal year 1998, Vital Scientific's sales increased 33.3% based on continuing deliveries of two new products for allergy testing and the measurement of drugs-of-abuse, as well as improvement in sales of clinical chemistry instrumentation. At Clinical Data (Australia), sales increased 26.3% from the prior year reflecting the addition of new products. The increase in turnover was partially contributed by a 2.3% strengthening of the Company's primary functional currency, the Dutch Guilder, against the U.S. dollar.

The gross profit margin decreased from 26.2% for the six months ended September 30, 1997 to 25.6% for the same period ended September 30, 1998 and from 27.9% for the three months ended September 30, 1997 to 25.2% for the same period ended September 30, 1998. The decline is primarily the result of changes in the product mix and pricing.

When analyzing the comparative figures for the three and six month reporting periods, the aforementioned 2.3% strengthening in the value of the Dutch Guilder against the U.S. dollar unfavorably affected each of the expense categories noted below.

Comparing  fiscal  1999  with  fiscal 1998, sales  and  marketing  expenses increased 38.0% and 15.9% for the three and six-month periods, respectively, reflecting increasing sales costs and commissions resulting from the improved sales at each of the Company's operating subsidiaries.


Research and development charges, as shown on the September 30, 1998 consolidated statement of operations, increased $316,000 or 53.3% as compared to the six months ended September 30, 1997, and the increase is in line with the previous quarter ended June 30, 1998. During the first three months of fiscal year 1999, the Company spent an additional $32,000 which was capitalized on the consolidated balance sheet pursuant to the precepts of Statement of Financial Standards No. 86 (see Note 1(n) in the Notes to the Consolidated Financial Statements). No research and development expenses were capitalized during the second quarter ended September 30, 1998. During the first six months of fiscal year 1998, the Company spent an additional $155,000 ($70,000 for the second quarter) which were capitalized onto the consolidated balance sheet at September 30, 1997. The overall increase in research and development activities, therefore, is 22.9% and 26.0% for the three and six-month periods ended September 30, 1998, respectively, when compared to the same periods ended September 30, 1997. The increase is related primarily to new product development activities at Vital Scientific.

General and administrative expenses decreased by 26.7% for the three-month and 11.9% for the six-month periods ended September 30, 1998 when compared to the same periods as of September 30, 1997 due to cost containment.

Interest expense decreased for the period and year-to-date as compared to last year due to reduced dependence on borrowing. Interest income decreased because of fewer funds available for investment. Other income and expense consists primarily of the effect of foreign currency transaction gains and losses on the results of operations.

The minority interest in fiscal year 1998 is attributable to the 6% of Vital Scientific not held by the Company. Vital Scientific became a wholly owned subsidiary on October 21, 1997.


Year 2000

In the first quarter of fiscal year 1999, the Company and its operating subsidiaries developed a testing and compliance program to determine whether and to what extent the Company may need to update its product lines and operations to become "Year 2000" compliant. The Company is in the process of evaluating its product lines and information technology infrastructure to assess its exposure to the "Year 2000" computer problem and plans to complete such evaluation in the quarter ending December 31, 1998.

Based upon its work to date, the Company believes that the compliance issue will impact no critical software or hardware systems. Although the Company believes that costs associated with its "Year 2000" compliance will not be material, there are no assurances that an as yet unidentified "Year 2000" problems will not cause the Company to incur material expenses in responding to such problems.

Based upon work to date, the Company has determined that the basic functionality of all tested products, which include all of the products presently being sold as well as certain discontinued products, is not affected by the "Year 2000" date change. The Company's newly introduced products have been determined to be "Year 2000" compliant. In a few instances, certain minor problems in the least significant category of the standard classification of "Year 2000" problems, which is designated as "noticeable and inconvenient", were found in certain older instruments. For these, easy "work around" instructions are being prepared and will be made available to users. Although the Company is testing discontinued products, the Company does not intend to modify such discontinued products, and does not foresee any material financial exposure arising from this decision.

The financial reporting systems currently used by the Company are either already "Year 2000" compliant or are scheduled for replacement during fiscal year 1999, in the normal course of business. The replacement systems are "Year 2000" compliant and the programs for implementing such replacements are presently on schedule.

The Company is presently accumulating information regarding the "Year 2000" compliance status of its main customers and suppliers. Based on information to date, the Company's major customers and suppliers are assessing and implementing programs to deal with the "Year 2000" problem. There can be no assurance, however, that the Company's customers and suppliers will not be adversely affected by the "Year 2000" problem, which will in turn adversely effect the Company.

Based on the foregoing, the Company presently believes that the "Year 2000" problem will not have a material impact on the Company's business operations or financial condition. There are no assurances, however, that as yet unidentified "Year 2000" problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results, or financial condition.


Financial Condition and Liquidity

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $256,000 of the September 30, 1998 balance of $477,000 of cash and cash equivalents is denominated primarily in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. Dollars is included in cumulative translation adjustment, a separate component of stockholders' investment in the balance sheet.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $6.96 million of $7.03 million of current assets reside in the Company's foreign subsidiaries.

The Company used approximately $592,000 of cash in operations during the first six months of fiscal year 1999. The decrease in funds comes primarily from the funding of the period's losses, as well as the decrease in accounts payable. Approximately $83,000 was used to purchase equipment during the first half of the fiscal year. Financing activities were immaterial.

In April 1998, the Company entered a new relationship with a major Dutch bank that provides for a 4,000,000 Dutch Guilder (approximately $2,115,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 3.75%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of September 30, 1998, there were no borrowings outstanding under this line of credit.

The Company's sources of cash include cash balances and the aforementioned 4,000,000 Dutch Guilder line of credit from a Dutch bank. The Company believes that available funds will provide it with sufficient working capital through fiscal year 1999.




Part II. OTHER INFORMATION

Item 1. Legal proceedings:

            None

Items 2-3.
            None

Item 4. Submission of Matters to a Vote of Security Holders:

       At the Annual Meeting for the fiscal year ended March 31, 1998, held on September 15, 1998, the following matters were submitted to a vote of the security holders:

             (a) Directors elected as follows:
                        Israel M. Stein
                        Gordon B. Baty
                        Arthur B. Malman

             (b) Matters voted on as follows:
                 Election of directors:
                  Gordon B. Baty:
                   1,369,797 voted for
                      21,246 withheld authority to vote
                  Arthur B. Malman
                   1,369,797 voted for
                      21,246 withheld authority to vote
                  Israel M. Stein:
                   1,367,597 voted for
                      21,446 withheld authority to vote

                 Ratification of auditors:
                  1,380,659 voted for

                      8,551 voted against
                      1,923 abstained

Items 5-6.
         None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                   Novitron International, Inc.
                                                (Registrant)




                                   Israel M. Stein MD
Date: November 5, 1998             Israel M. Stein MD
                                   President