Form 10-Q
period 1998-12-31
NOVITRON INTERNATIONAL INC
filed 1999-02-09
CIK 716646

-1-
                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended December 31, 1998

                                    or

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                 For the transition period from        to


For Quarter Ended                                 Commission File Number
December 31, 1998                                                  0-12716


                       Novitron International, Inc.
          (Exact Name of Registrant as Specified in its Charter)

Delaware                                                    04-2573920
(State or other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)


One Gateway Center, Suite 411, Newton, MA                        02458
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

          Yes  X   No __



The number of shares of common stock outstanding, as of February 5, 1999, is 1,449,925.

              Novitron International, Inc.  AND SUBSIDIARIES


                                 FORM 10-Q

                                   Index



                                                            Page

Part I: FINANCIAL INFORMATION

     Item 1:   Consolidated Financial Statements

               Unaudited consolidated balance sheets
               at December 31, 1998 and March 31, 1998       3

               Unaudited consolidated statements of
               operations for the three and nine months
               ended December 31, 1998 and 1997              5

               Unaudited consolidated statements of
               stockholders' investment for the years
               ended March 31, 1997 and 1998 and the
               nine months ended December 31, 1998           6

               Unaudited consolidated statements of
               cash flows for the nine months ended
               December 31, 1998 and 1997                    7

               Notes to unaudited consolidated
               financial statements                          9


     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                13


Part II: OTHER INFORMATION                                  16


SIGNATURE                                                   16




         	 	Novitron International, Inc.  AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                                  ASSETS




                                     December 31, 1998   March 31, 1998
CURRENT ASSETS:
  Cash and cash equivalents          $  1,682,896        $  1,229,918
  Accounts receivable, less
    reserves of $50,000 and $49,000
    at  December 31, and March 31,
    1998, respectively                  2,954,068           2,412,725
  Inventories                           3,077,745           3,719,698
  Prepaid expenses                        432,968             347,118
  Other current assets                    158,085              28,971
       Total current assets             8,305,762           7,738,430

EQUIPMENT, at cost:
     Manufacturing   and   computer     2,499,563           2,010,683
equipment
  Furniture and fixtures                  421,878             386,090
  Leasehold improvements                  312,330             247,868
  Vehicles                                 61,127              65,787
                                        3,294,898           2,710,428
  Less: Accumulated depreciation
    and amortization                    2,353,363           1,944,063
                                          941,535             766,365
OTHER ASSETS, net                         966,621             899,929
                                     $ 10,213,918         $ 9,404,724



The accompanying notes are an integral part of these consolidated financial statements.



              Novitron International, Inc.   AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT



                                       December 31, 1998     March 31, 1998
CURRENT LIABILITIES:
   Short-term  notes  payable  and
    current portion of long-term debt   $      44,802        $      52,113
   Accounts payable                         2,736,777            2,598,755
   Accrued expenses                   	     2,317,294            1,884,036
   Deferred revenue                   	       130,238                 -
   Accrued income taxes                        20,333              105,010
         Total current liabilities          5,249,444            4,639,914
 LONG-TERM DEBT, net of current portion        23,163               30,028

 DEFERRED TAXES                               194,173               93,844


 STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value,
    Authorized: 1,000,000 shares
    Issued and outstanding: none                 -                    -
   Common stock, $.01 par value,
    Authorized: 6,000,000 shares
    Issued and outstanding:
     1,454,425 and 1,454,211
     at December 31, and March 31,
     1998, respectively   (Note 2)             14,544               14,542
   Capital in excess of par value           4,881,066            4,881,068
   Retained earnings (deficit)               (361,270)              32,712
   Cumulative translation adjustment          219,247             (287,384)
   Treasury stock, 3,200 shares at
     cost		                           				     (6,449)                -
      Total stockholders'investment         4,747,138            4,640,938

                                        $  10,213,918         $  9,404,724


The accompanying notes are an integral part of these consolidated financial statements.


              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                             For Three Months          For the Nine Months
                             Ended December 31,        Ended December 31,
                             1998        1997             1998        1997
REVENUES                  $ 4,103,704  $ 3,519,515   $ 11,254,246 $ 8,999,519

COST OF REVENUES            2,996,052    2,614,735      8,318,891   6,660,004

	Gross profit               1,107,652      904,780      2,935,355   2,339,515

OPERATING EXPENSES:
 Sales and marketing          309,056       77,704        808,111     508,225
 Research and
   development                371,767      330,793      1,281,384     923,962
 General and
   administrative		           489,942      495,981      1,245,148   1,353,315

                            1,170,765      904,478      3,334,643   2,785,502

Income(loss)from
   operations                 (63,113)         302       (399,288)   (445,987)

Interest expense              (19,104)     (16,429)       (48,159)    (55,602)
Interest income                 7,045       25,186         16,192      56,394
Other income (expense)        (38,680)     609,814        (67,764)    642,107
                             (113,852)     618,873       (499,019)    196,912
Provision for(benefit
   from) income taxes          19,193      136,353       (105,037)     48,614
                             (133,045)     482,520       (393,982)    148,298
Minority interest                -          (2,477)          -          6,560
Net income (loss)         $  (133,045)  $  480,043     $ (393,982)  $ 154,858

Basic and diluted net
income (loss) per share   $   (0.09)    $    0.36      $   (0.27)   $   0.12

Weighted average common
 shares outstanding        1,453,716     1,322,005       1,454,187   1,322,005




The accompanying notes are an integral part of these consolidated financial statements



                Novitron International, Inc. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                  FOR THE YEARS ENDED MARCH 31, 1997, AND 1998
                 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 1998


                    				    Common Stock         Capital in     			      Cumulative
                          Number                 Excess of    Treasury   Retained     Translation
                          of Shares   Par Value  Par Value     Stock     Earnings     Adjustment

BALANCE at March
   31, 1996               1,322,005   $13,220    $4,882,390      -       $ 511,312    $ 785,223

 Net loss                                                                 (582,550)
 Translation adjustment                                                                (636,527)

BALANCE at March
   31, 1997               1,322,005    13,220     4,882,390      -         (71,238)     148,696
 Net income                                                                103,950
 Translation adjustment                                                                (436,080)
  Issuance of common
  stock in connection
  with a 10% stock
  dividend of March
  27, 1998                  132,206     1,322        (1,322)

BALANCE at March
   31, 1998               1,454,211    14,542     4,881,068	     -          32,712     (287,384)
 Net loss                                                                 (393,982)
 Translation adjustment                                                                 506,631
 Further issuance
  of common stock in
  connection with a
  10% stock dividend
  of March 27, 1998		           214         2            (2)     -
 Purchase of
  treasury stock						                                         (6,449)

BALANCE at December
  31, 1998                1,454,425   $14,544    $4,881,066   $(6,449)   $(361,270)    $219,247




   The accompanying notes are an integral part of these consolidated financial statements.



              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,


                                              1998                1997
     CASH FLOWS FROM
      OPERATING ACTIVITIES:
       Net income (loss)                 $   (393,982)      $    154,858
       Adjustments to reconcile
         net loss to net cash provided
         by operating activities-
           Depreciation and
              amortization                    367,714            235,857
           Minority interest                     -                (6,560)
           Capitalization of research
     		       costs 			                  	    (33,119)          (254,860)
           Deferred income taxes               86,969           (252,109)
           Release    of    certain
              indebtedness		                 		  -              (119,625)
        Changes in Current Assets  and
         Liabilities-
           Accounts receivable               (277,417)            (3,796)
           Inventories                        991,217           (896,251)
           Prepaid expenses                   (47,944)           (95,032)
           Other current assets              (121,214)            49,258
           Accounts payable                  (127,593)         1,267,251
           Accrued expenses                   234,076            499,045
           Deferred revenues                  125,154            (11,694)
           Accrued income taxes              (163,470)           138,172
           Net cash provided by
            operating activities         $    640,391       $    704,514


     CASH FLOWS FROM
      INVESTING ACTIVITIES:
         Marketable securities           $       -          $     99,472
         Other assets                          (3,642)            27,822
         Purchases of equipment              (349,688)          (289,378)
         Sales of equipment                      -                26,657
         Purchase of minority interest           -              (201,899)
         Other, including foreign
           exchange effects on cash           194,255            (38,692)
           Net cash used in
            investing activities         $   (159,075)      $   (376,018)



                          Continues on next page

              Novitron International, Inc.   AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,

                                (Continued)

                                          	  1998                1997
     CASH FLOWS FROM
      FINANCING ACTIVITIES:
         (Payments on) proceeds from
            short-term debt		          $       (12,270)      $    142,880
          Payments on long-term debt            (9,619)            (7,767)
          Purchase of treasury stock            (6,449)              -
          Net cash (used in) provided
            by financing activities    $       (28,338)      $    135,113

     NET INCREASE IN
      CASH AND CASH EQUIVALENTS        $       452,978       $    463,609

     CASH AND CASH EQUIVALENTS
      BEGINNING OF YEAR                      1,229,918          1,634,270

     CASH AND CASH EQUIVALENTS
      AT December 31, 1998 and 1997    $     1,682,896       $  2,097,879






The accompanying notes are an integral part of these consolidated financial statements.



              Novitron International, Inc.   AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1998



Basis of Presentation

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at December 31, 1998 and December 31, 1997. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


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

     (c) Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at December 31, and March 31, 1998:


                                       December 31, 1998    March 31, 1998
      Raw materials                     $   1,780,191       $     788,420
      Work-in-process                         368,530           1,768,431
      Finished goods                          929,024           1,162,847
                                        $   3,077,745       $   3,719,698


     (d) Revenue Recognition
The Company generally recognizes revenue from the sale of products and supplies at the time of shipment. Deferred revenue represents amounts paid by a customer for services to be performed.

              Novitron International, Inc.  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1998

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
             Furniture and fixtures                 3-7 years
             Leasehold improvements                 Life of lease
             Vehicles                               3-5 years
             Goodwill                               20 years



SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At December 31, and March 31, 1998, the Company's remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at December 31, 1998, the Company does not believe impairment exists.

     (f) Net Income (Loss )Per Share
In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share has been calculated on the same basis as basic earnings per share because the Company's potentially dilutive securities, stock options, were antidilutive.

On October 21, 1998, 83,783 options to purchase common stock at prices ranging from $2.73 to $13.30 were cancelled and 97,000 new options to purchase common stock at prices ranging from $0.62 to $0.69 were issued. There were 118,035 and 89,034 weighted average common equivalent shares not included in the diluted weighted average shares outstanding at December 31, 1998 and 1997, respectively, because they were antidilutive.

              Novitron International, Inc.  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1998

                                (Continued)

(1) Operations and Accounting Policies  (continued)
     (g) Foreign Currency Translation
The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency
Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder; Clinical Data Australia uses the Australian dollar and NovaChem BV's functional currency is the United States dollar. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as part of stockholders' investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

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

              Novitron International, Inc.  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1998

                                (Continued)

(1) Operations and Accounting Policies  (continued)
     (m) Software Development Costs
In connection with the development of software included as a significant component of new analysis products, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies.

During the nine months ended December 31, 1998 and during the year ended March 31, 1998 the Company capitalized $33,000 and $242,000, respectively, under SFAS No. 86, which have been included as a component of other assets in the accompanying consolidated balance sheet.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. Amortization recorded with respect to this product for the nine months ended December 31, 1998 was approximately $114,800; there was no amortization with respect to this product for the nine months ended December 31, 1997. The Company has begun to amortize the software costs capitalized during the three months ended June 30, 1998 over three years using the straight-line method. Amortization recorded with respect to this product for the nine months ended December 31, 1998 approximated $6,400.

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

     (o) Line of Credit
In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $2,120,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank (3.75% at March 31, 1998). Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. There were no borrowings outstanding under this credit line at December 31, 1998.

     (p) Reclassifications
Certain reclassifications have been made to the prior year's presentation in order to conform to that of the current year.
Novitron International, Inc.  AND SUBSIDIARIES

	     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1998

                                (Continued)

(2) Comprehensive Income
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective April 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements. The components of comprehensive income for the three and nine month periods ended December 31, 1998 and 1997 are as follows:

<CATION>

                             For  Three Months         For the Nine Months
                             Ended December 31,        Ended December 31
                              1998          1997          1998        1997
Net income (loss)           $(133,045)  $ 480,043     $(393,982) $ 154,858
 Foreign currency
  translation adjustments      52,242      82,722       506,631   (158,530)
 Comprehensive income(loss) $ 562,765   $ 112,649        (3,672)   (80,803)



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


Results of Operations

Third Quarter ended December 31, 1998 compared to the Third Quarter ended December 31, 1997

Consolidated revenues for the third quarter of fiscal year 1999 increased 16.6% when compared with the same period in the prior year and 12.1% as compared to the second quarter ended September 30, 1998. The year-to-date consolidated revenues increased 25.1% from the same period last year. When compared to the prior year, Vital Scientific's sales increased 19.7% primarily from the delivery of two new instruments for allergy testing and the measurement of drugs-of-abuse, as well as further improvement in the sales of clinical chemistry analyzers. At Clinical Data (Australia), sales increased 63.0% from the prior year reflecting the addition of new product lines.

The gross profit margins were the same (26.0%) for the nine months ended December 31, 1998 as compared to December 31, 1997. For the three months ended December 31, 1998, the margin increased from 25.7% to 27.0% as compared to the third quarter last fiscal year. For the quarter ended
December 31, 1998, the margin increased 1.8% from the quarter ended September 30, 1998 (from 25.2% to 27.0%).

When analyzing the comparative revenue figures stated above and the comparative expenses presented below for the three and nine month reporting periods, consideration should be given to the three-month 5.2%, and nine-month 0.9%, strengthening in the value of the Company's primary functional currency, the Dutch Guilder, against the U.S. dollar.

Comparing fiscal year 1999 with fiscal year 1998, sales and marketing expenses increased 297.7% and 59.0% for the three and nine-month periods, respectively. The sales and marketing expenses for the three and nine month periods ended December 31, 1998 were significantly higher primarily as a result of the reporting of reduced expenses in fiscal year 1998 resulting from a one-time release of certain reserves related to the settlement of a dispute with a customer. This is described in Note 11 of the Company's Notes to the March 31, 1998 Consolidated Financial Statements. This release of certain reserves contributed 84.5% of the difference for the quarterly comparatives and 12.9% of the year to date increase. The remainder of the increase is attributable to increased commissions and costs resulting from increased sales at each of the Company's operating subsidiaries.

Research and development charges, as shown on the December 31, 1998 consolidated statement of operations, increased 12.4% and 38.7% as compared to the three and nine month periods ended December 31, 1997, respectively. The increase is principally related to new product development at Vital Scientific. During the first three months of fiscal year 1999, the Company spent an additional $33,000 which was capitalized on the consolidated balance sheet pursuant to the precepts of Statement of Financial Standards No. 86 (see Note 1(n) in the Notes to the Consolidated Financial Statements). No research and development expenses were capitalized during the second or third quarters of fiscal year 1999. During the last fiscal year's third quarter and for the first nine months of the prior year, the Company spent an additional $100,000 and $255,000, respectively, which were capitalized onto the December 31, 1997 consolidated balance sheet. The overall effect was that there was an increase in research and development costs of 11.5% for the year to date, but a decrease of 13.7% for the third quarter's comparative figures. This decrease resulted from a planned effort to bring research and development expenses into line with revenues.

General and administrative expenses decreased by 1.2% for the three-month and 8.0% for the nine-month periods ended December 31, 1998, when compared to the same periods ended December 31, 1997, due to a program for cost containment.

Interest expense increased for the period and decreased for year-to-date when compared to last year. There has been a reduced dependence on borrowing at NovaChem offset at Vital Scientific by increased interest expense from loans provided by a special government program for the support of research and development (see Note 12 in the Company's Notes to the March 31, 1998 Consolidated Financial Statements). Interest income decreased because of fewer funds available for investment. Other income and expense for fiscal year 1999 consists primarily of the effect of foreign currency transaction gains and losses on the results of operations. Other income and expense for fiscal year 1998 include the proceeds from the settlement of a dispute by a major customer. The settlement ($625,741) was described in Note 11 in the Company's Notes to the March 31, 1998 Consolidated Financial Statements.

The minority interest in fiscal year 1998 is attributable to the 6% of Vital Scientific not held by the Company. Vital Scientific became a wholly owned subsidiary on October 21, 1997.


Year 2000

The Company has completed the process of evaluating its product lines and information technology infrastructure to assess its exposure to the "Year 2000 compliance" issue. "Year 2000 compliance" means that the date-based performance and functionality of the product or system so identified will be the same for dates prior to, during, and after the year 2000, including the recognition of the year 2000 as a leap-year.

The Company believes that based on its evaluation, no critical software or hardware systems will be impacted by the compliance issue. To date the costs associated with its "Year 2000 compliance" have been under $50,000.

In the first quarter of fiscal year 1999, the Company and its operating subsidiaries developed a testing and compliance program to determine whether and to what extent the Company needed to update its product lines and operations to become "Year 2000 compliant". Based upon that work completed in the period ended December 31, 1998, the Company has determined that the basic functionality of all tested products, which include all of the products presently being sold as well as certain discontinued products, is not affected by the "Year 2000" date change. The Company's newly introduced products have been determined to be "Year 2000 compliant". In a few instances, certain minor problems in the least significant category of the standard classification of "Year 2000" problems, which is designated as "noticeable and inconvenient", were found in certain older instruments. For these, easy "work around" instructions have been prepared and were made available to users. The Company does not intend to modify discontinued products, and does not foresee any material financial exposure arising from this decision.
The financial reporting systems currently used by the Company are either already "Year 2000 compliant" or are scheduled for replacement during fiscal year 1999, in the normal course of business. The replacement systems are "Year 2000 compliant" and the programs for implementing such replacements are presently on schedule.

The Company is accumulating information regarding the "Year 2000 compliance" status of its main customers and suppliers. Based on information to date, the Company's major customers and suppliers are assessing and implementing programs to deal with the "Year 2000" problem. There can be no assurance, however, that the Company's customers and suppliers will not be adversely affected by the "Year 2000" problem, which will in turn adversely effect the Company.

Based on the foregoing, the Company presently believes that the "Year 2000" issue will not have a material impact on the Company's business operations or financial condition. There are no assurances, however, that as yet unidentified "Year 2000" problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results, or financial condition.

Financial Condition and Liquidity

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $304,000 of the December 31, 1998 balance of $1,683,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment, a separate component of stockholders' investment in the balance sheet.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $8.21 million of $8.31 million of current assets reside in the Company's foreign subsidiaries.

The Company generated approximately $640,000 of cash in operations during the first nine months of fiscal year 1999. The increase comes principally from the decrease in inventory and the increase in accrued expenses offset by the increase in accounts receivable. For the first three-quarters of fiscal year 1999, approximately $350,000 was used to purchase equipment. Financing activities were immaterial.

In April 1998, the Company entered a new relationship with a major Dutch bank that provides for a 4,000,000 Dutch Guilder (approximately $2,120,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 3.75%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of December 31, 1998, there were no borrowings outstanding under this line of credit.

The Company's sources of cash include cash balances and the aforementioned 4,000,000 Dutch Guilder line of credit from a Dutch bank. The Company believes that its existing cash balances and available funds will provide it with sufficient working capital through fiscal year 1999.

Part II. OTHER INFORMATION

Item 1. Legal proceedings:

            None

Items 2-6.
            None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               Novitron International, Inc.

                                                    										(Registrant)




                                             									Israel M. Stein MD


Date: February 9, 1999                                Israel M. Stein MD
                                              								President