Form 10-K
period 1999-03-31
NOVITRON INTERNATIONAL INC
filed 1999-06-28
CIK 716646

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 1999

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

Registrant’s telephone number, including area code: (617) 527-9933

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $1,484,769 based on the average price of the Common Stock as reported by NASDAQ on June 21, 1999.

As of June 21, 1999, there were 1,440,125 shares of the Registrant’s Common Stock issued and outstanding.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its 1999 Annual Meeting into Part III of Form 10-K.

Novitron International, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended March 31, 1999

PART I

Item 1. Business

Novitron International, Inc. (the "Company") is a multinational corporation focusing on scientific instrumentation used in medical, veterinary, and analytical laboratories and in industrial process monitoring. The Company’s Dutch subsidiary, Vital Scientific NV ("Vital Scientific"), designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and strategic partnerships which include Dade Behring, Scil Animal Care Company, Hycor Biomedical, AVL List, and the Wiener Lab Group. The Company’s Australian subsidiary, Clinical Data (Australia) Pty. Ltd. ("Clinical Data Australia"), distributes diagnostic instruments and assays in the South Pacific and has entered into a strategic alliance with Medical Innovations Limited for the development of immunoassay diagnostics. The Company’s Dutch subsidiary, NovaChem BV ("NovaChem"), develops and markets process monitors with applications in petrochemical and pharmaceutical production and in environmental monitoring.

Company History

Novitron International, Inc. was established in 1972 as Clinical Data, Inc. to offer ambulatory electrocardiographic monitoring for clinical and research applications. In the 1980’s, through a series of strategic acquisitions, the Company grew to over $14 million in revenue. As the Company believed that future growth was limited, these businesses were divested in the early 1990’s.

In 1984, the Company acquired a thirty-three percent (33%) equity interest in Vital Scientific. From 1985 to 1991, the Company increased its equity position in this Dutch company to ninety-four percent (94%); in October 1997, Vital Scientific became a wholly owned subsidiary.

In June 1992, the Company invested in NovaChem, a Dutch company formed to develop and market spectrophotometric process monitoring technology. In March 1995, NovaChem became a wholly owned subsidiary of the Company.

In April 1994, to better reflect the Company’s international scope and diversification, the Company’s name was changed from Clinical Data, Inc. to Novitron International, Inc.

VITAL SCIENTIFIC NV

Established in 1956 and headquartered in Spankeren/Dieren, The Netherlands, Vital Scientific is the nucleus of the Company’s operations. Vital Scientific designs, develops, manufactures, and distributes scientific instrumentation for medical, veterinary and industrial applications.

The subsidiary’s principal products, marketed under the "Vitalab" tradename, are automated and semi-automated analytical instruments used in medical and veterinary laboratories. These include the Vitalab Selectra II and Vitalab Flexor "walk-away" clinical chemistry analyzers, the Vitalab Viva, a dedicated system designed for therapeutic drug monitoring ("TDM") and for the detection of drugs of abuse ("DOA"), and the HYTEC-288, an enzyme immunoassay analyzer used in the allergy testing and in the detection of autoimmune diseases.

To develop new products, Vital Scientific maintains a research team of fifteen (15) professionals augmented by contract personnel, and further supported by the staff of the TNO Product Centre, the Netherlands organization for applied scientific research. The Company has in-house expertise in the disciplines of mechanical design, electronic engineering and systems programming. Its mechanical prototyping and assembly operations are highly automated.

In July 1997, Vital Scientific signed an agreement with Dade Behring for the distribution of a fully automated instrument. Tradenamed the Vitalab Viva, this analyzer is dedicated specifically for use with the Dade Behring Emit line of diagnostic assays for TDM and DOA.

In March 1998,Vital Scientific received FDA approval, under Section 510(k) of the Food, Drug and Cosmetic Act, to market the Vitalab Viva and Vitalab Flexor instruments in the United States. The Company is continuing to seek an appropriate distribution channel for these instruments domestically.

During fiscal 1998, Vital Scientific was awarded ISO 9001 certification.

In January 1999, Vital Scientific signed an agreement with Scil Animal Care Company GmbH of Viernheim, Germany to develop and manufacture a fully automated clinical chemistry and immuno-diagnostic laboratory instrument designed primarily for the veterinary market. The OEM analyzer, scheduled for introduction in 2000, will be distributed worldwide by Scil; it will be designed to exclusively run the Scil brand of diagnostic assays. The agreement, which covers the cost of development, also provides a purchase commitment valued at approximately 20 million Deutsche Marks ($11 million) for the first two years of production. Vital Scientific will assist in the technical support of these analyzers.

Marketing and Distribution

In 1997, a major customer, E. Merck, restructured its diagnostic division and presented a major challenge to the profitability of the Company. Sales to E. Merck represented approximately seventy-five percent (75%) of the Company’s revenues during fiscal 1997 versus only eighteen percent (18%) of sales revenue in fiscal 1999.

Vital Scientific has been actively cultivating a new distribution network for its technology base. Vital Scientific has expanded its dealer network for marketing certain of the company’s products in Europe, the Far East, Latin America and China. Sales at Vital Scientific have increased 27% from fiscal 1998’ revenue level representing the success of this effort.

In December 1997, Vital Scientific entered into an agreement with AVL List GmbH of Graz, Austria for the exclusive distribution of certain of the Company’s products in the medical markets of Eastern Europe, Scandinavia, and the countries of the former Soviet Union. Privately held AVL is a leading supplier of Blood Gas and Ion Selective Electrode technology.

In June 1998, Vital Scientific signed an agreement with the Wiener Laboratorios SAIC of Rosario, Argentina for the exclusive distribution for Latin America of the Vitalab series of clinical chemistry analyzers. Established in 1960, Wiener Lab is the leading independent manufacturer of reagents in South America and is a major marketer of clinical chemistry instrumentation and reagents in the region. Wiener Lab will be responsible for both the sales and service of Vital Scientific instrumentation in the territory.

During fiscal 1999, contacts with the North African and Middle Eastern markets were expanded in a relationship with a London based company.

A complete description of the products can be found at the company’s website, "www.vitalscientific.com".

Product Development

During fiscal 1999, 1998, and 1997, the Company spent approximately $1,825,000, $1,482,000, and $1,698,000, respectively, on research and development at Vital Scientific.

In the past three years the company has introduced three new analyzers: the Vitalab Flexor, the Vitalab Viva and the HYTEC-288. The top-of-the-line Vitalab Viva and Vitalab Flexor are patient selective, high throughput clinical chemistry analyzers, capable of a wide range of routine, immunologic and esoteric testing. These instruments, designed for use with reagent diagnostics from different sources, target the hospital and alternative care markets. Vital Scientific believes that the unique robotic features, the user-friendly interface and the wide range of applicable reagents for these instruments provide its target markets with state-of-the-art affordable "walk-away" testing capability.

The HYTEC-288 is a fully automated Enzyme Immuno-Assay system designed for allergy and autoimmune disease testing. This "walk-away" instrument permits the processing of fifty (50) patient samples and two hundred eighty-eight (288) test results in a single run.

As mentioned above, in January 1999, Vital Scientific signed an agreement with Scil Animal Care Company GmbH to develop and manufacture a fully automated clinical chemistry and immuno-diagnostic laboratory instrument designed primarily for the veterinary market.

Research and development efforts at Vital Scientific are expected to be maintained at a constant level during fiscal 2000. The Company intends to develop new products where the Company perceives a demand and believes the product may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Competition

In developing instruments for dual-label and private label sales by third parties, and in marketing directly to distributors, the Company competes with numerous other companies. These include the Kollsman division of the Sequa Corporation, Integrated Technologies Ltd., Medical Innovations, Inc. and many other smaller European and American companies. The Company believes that it competes on its capabilities, the quality of its products, and its ability to produce in a timely fashion.

In the sale of clinical chemistry and immuno-assay analyzers, the Company experiences intense competition in the marketplace. Worldwide there are over fifteen companies, many of which have substantially greater resources than Vital Scientific. The Company competes on the basis of specialized features of its technology, added value, simplicity of operation, high performance-to-cost ratio, compatibility of instruments with reagents of various manufacturers, and strategic marketing alliances.

CLinical Data (Australia) Pty. Ltd.

Clinical Data Australia was formed in July 1992 to distribute diagnostic products in Australia, New Zealand and the South Pacific. In addition, Clinical Data Australia provides the Company with strategic access to the diagnostics market for market research purposes. Australian medicine provides an ideal blend of the characteristics found in Europe and the United States and is, therefore, an excellent site to develop and test product concepts.

Although initially established to support the strategic marketing activities, the Company has aggressively expanded its product line and has cultivated a growing diagnostics distribution business that is ideally positioned to represent European and U.S. companies.

Clinical Data Australia currently represents the following companies:

    Hycor Biomedical - Urinalysis systems and consumables
    Sigma Diagnostics - Wide range of diagnostics
    Nycomed Pharma - QC sera and cell biology products
    R&R Mechatronics - ESR analyzers
    Vital Scientific - Clinical chemistry analyzers
    E. Merck - Clinical chemistry reagents
    AI Analysinstrument AB – Closed tube ESR products
    ABX Hematologie – Cell counters and related reagents
    Medical Innovations Ltd. – Tumor markers and autoimmune assays
    MarDx Diagnostics - Autoimmune and infectious disease diagnostics

The Hycor™ Biomedical line was launched in 1995 and has proven highly successful. The product is the leading urinalysis system in Australia with a market share of over 90 per cent (90%).

A detailed review of the product offerings of Clinical Data Australia may be found on their website, "www.clinicaldata.com.au".

In March, 1999, Clinical Data Australia and Medical Innovations Limited ("MIL") of Sydney, Australia, entered into a global strategic alliance for the distribution of MIL’s current immunoassay diagnostics and for the development of an diagnostic system based on instrumentation to be developed by Vital Scientific. MIL has developed a range of unique tumor marker assays used in the management of breast and ovarian cancers and in the diagnosis of autoimmune diseases. MIL has an extensive knowledge base in the formulation and production of immuno-diagnostic assays. The distribution agreement with Clinical Data Australia covers the full range of MIL’s existing tumor markers and autoimmune assays which had 1998 sales exceeding A$850,000 (US$535,000). Clinical Data Australia will distribute the MIL range of products directly in Australia and will manage and expand the international distribution network built by MIL over the past five years.

NOVACHEM BV

Established in 1992, NovaChem has developed and markets the IPM-Mark II Process Analyzer. This instrument which employs fiber-optic and diode-array spectroscopic technology, was specifically designed for on-line process control applications of both gases and liquids.

Using the IPM-Mark II, NovaChem has developed a series of applications which include the monitoring of Claus Plant sulfur recovery, chlorine production, and the measurement of sulfur dioxide, oxides of nitrogen, and ammonia in stack emissions. The technology has also been proven effective in controlling ethylene glycol manufacture, and in monitoring the production of pharmaceuticals. NovaChem’s products are production engineered and manufactured by Vital Scientific.

A complete description of the products may be found on the company’s website, "www.novachembv.com".

During fiscal 1999, NovaChem successfully introduced its products into the United States with applications in the chemical industry.

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

NovaChem’s technology is primarily marketed from NovaChem’s Internet website and links from technical exposition web services and through established dealers and manufacturer’s representatives worldwide.

Product Development

During fiscal 1999, 1998 and 1997, NovaChem spent approximately $54,000, $107,000 and $124,000, respectively, on research and development. Resources were also employed for the development of related sampling systems necessary for the coupling of the diode-array monitor to the process line.

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

OTHER BUSINESS MATTERS

Government Regulation

Where necessary, the Company has obtained government approval to market its products and may have to obtain prior approval of certain European regulatory bodies ("EN46001") or the Food and Drug Administration ("FDA") to market products that it may develop. Domestically, certain of the Company’s products are classified as medical devices under the Federal Food, Drug and Cosmetics Act. As such, if and when these products are offered for sale in the United States, these products are subject to regulation by the FDA. The cost of obtaining such approvals may be high and the process lengthy, with no assurance that such approvals will be obtained.

To date, neither the FDA nor the European medical regulatory bodies have developed industry-wide performance standards with respect to the safety and effectiveness of the products presently marketed by the Company. Although the Company intends to use reasonable efforts to comply with international standards, when and if developed, there can be no assurance that all the Company’s products will so comply. Any failure to receive approvals for the Company’s future products, or noncompliance with any international performance standards promulgated in the future, could have a material adverse effect on the Company. Furthermore, any material change in the existing rules and regulations or any new regulations developed might adversely affect the Company.

The Company’s subsidiaries comply with European CE regulations and Vital Scientific is ISO 9001 and 9002 approved.

The instruments developed by NovaChem for the environmental market may now or in the future require certification by governmental authorities. Any failure to receive approvals for such products could have a material adverse effect on this investment.

Patents

The Company or its subsidiaries either own or have applied for patents and trademarks on certain of their products. However, the Company does not believe that its business as a whole is or will be materially dependent upon the protection afforded by such patents or trademarks, and a substantial majority of the Company’s revenues are attributable to products without patent protection.

Warranty and Product Liability

Warranty expenses were approximately four-tenths of one percent (0.40%) during fiscal 1999 and one-quarter percent (0.25%) for fiscal 1998.

Vital Scientific maintains product liability insurance in the amount of NLG10 million ($5 million) for the international sales of its laboratory instrumentation. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2000. The Company will reevaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company’s insurance coverage, if any, will not be successfully asserted against the Company.

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

The Company believes that based on its evaluation, no critical software or hardware systems will be impacted by the compliance issue. To date the costs associated with its "Year 2000 compliance" have been under $50,000. The Company does not anticipate any significant future costs to be incurred with respect to "Year 2000" compliance.

In the first quarter of fiscal year 1999, the Company and its operating subsidiaries developed a testing and compliance program to determine whether and to what extent the Company needed to update its product lines and operations to become "Year 2000 compliant". Based upon that work completed in the period ended December 31, 1998, the Company has determined that the basic functionality of all tested products, including all of the products presently being sold as well as certain discontinued products, is not affected by the "Year 2000" date change. The Company’s newly introduced products have been determined to be "Year 2000 compliant". In a few instances, certain minor problems in the least significant category of the standard classification of "Year 2000" problems, which is designated as "noticeable and inconvenient", were found in certain older instruments. For these, easy "work around" instructions have been prepared and were made available to users. The Company does not intend to modify discontinued products, and does not foresee any material financial exposure arising from this decision.

The financial reporting systems currently used by the Company are "Year 2000 compliant".

The Company is accumulating information regarding the "Year 2000 compliance" status of its main customers and suppliers. Based on information to date, the Company’s major customers and suppliers are assessing and implementing programs to deal with the "Year 2000" problem. There can be no assurance, however, that the Company’s customers and suppliers will not be adversely affected by the "Year 2000" problem, which will in turn adversely effect the Company.

In order to avoid such material adverse effects, the Company will continue to seek business relationships only with those entities that are actively and successfully addressing "Year 2000" issues. In the inability of certain existing vendors or customers to successfully address "Year 2000" issues begins to present adverse business effects for the Company, management may elect to suspend such business relationships until such time that such vendors or customers become fully compliant.

Based on the foregoing, the Company presently believes that the "Year 2000" issue will not have a material impact on the Company’s business operations or financial condition. There are no assurances, however, that as yet unidentified "Year 2000" problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company’s business, operating results, or financial condition.

Production and Availability of Raw Materials

The Company’s manufacturing operations require a variety of purchased components. The Company purchases these components in sufficient quantities to take advantage of price discounts and currently has an adequate inventory. Most of the components are available from multiple sources and the Company anticipates that they will continue to be readily available. Certain components and supplies are available from single sources only. If such suppliers should fail in deliveries, delays in production could result. However, these components and supplies are generally not manufactured to the Company’s specifications, but are produced for other applications, and the Company believes that they will continue to be available in the foreseeable future. In addition, the Company, where appropriate, has placed scheduled blanket purchase orders, has placed a sufficient number of such components in inventory, or has provided vendors with greater lead time for filling orders for such components.

Backlog

At the close of the fiscal year ended March 31, 1999, the Company had a backlog of approximately $1,589,000 as compared to $3,792,000, in 1998. It is anticipated that all of the existing backlog will be filled by shipments during fiscal 2000. Deliveries are generally made within 30 days after the receipt of an order.

Seasonality

The Company does not believe that its business has any significant seasonal factors.

Employees

The Company had ninety-eight (98) full, part-time, and contract employees as of March 31, 1999. Eighty-eight (88) of these employees are employed by Vital Scientific, one (1) by NovaChem, eight (8) by Clinical Data Australia and one (1) by Novitron International, Inc.

Environmental matters

The Company does not believe that compliance with Federal, State or Local regulations relating to the protection of the environment have any material effect on the Company’s financial or competitive position.

Significant Customers

The loss of any of the Company’s major customers would have a significant material adverse impact on the Company.

Industry Segments

The information required by this section is specified in Note 15 in the accompanying notes to consolidated financial statements.

Executive Officers of the Registrant

Subject to the discretion of the Board of Directors, officers serve for a one (1) year term expiring with the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

Israel M. Stein, M.D., 56, has served as Chairman of the Board since 1972 and as President from 1972 until February 1988, and again since February 1989. Dr. Stein is a graduate of the Albert Einstein College of Medicine, a member of Alpha Omega Alpha, and is a Salk Scholar of the City University of New York. Before joining the Company, Dr. Stein served as Senior Assistant Surgeon at the National Institutes of Health and as a resident at Harvard Medical School.

Adrian Tennyenhuis, 48, Senior Vice President of the Company is currently also the Managing Director of Clinical Data (Australia) Pty. Ltd. Mr. Tennyenhuis was formerly the Managing Director of Vital Scientific NV from 1989 to 1991. Before joining the Company, he held increasingly senior sales and marketing positions with Behring Diagnostics.

Emile Hugen, 54, has been the Managing Director of Vital Scientific NV since October 1991. With over 25 years of increasing management responsibility in manufacturing and operations at Vital Scientific, Mr. Hugen is an experienced operating officer of the Company.

Item 2. Properties

The Company leases approximately 500 square feet of office space in Newton, Massachusetts under a lease expiring in December 1999.

Vital Scientific leases approximately 35,000 square feet in Dieren, The Netherlands. The facility was designed specifically for the Company’s needs, but was financed entirely by an unrelated third party. The facility is leased until the year 2008 with renewal and expansion options.

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Security Holder Matters

a) Market information: The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol NOVI. The following table sets forth the range of high and low sale prices per share of Common Stock for each quarter in fiscal 1999 and 1998 as reported by the NASDAQ Stock Market.

Prices

Fiscal Year Ended March 31, 1999

	High	Low
First Quarter	$ 4.00	$ 1.12
Second Quarter	$ 3.00	$ 1.75
Third Quarter	$ 3.12	$ 0.50
Fourth Quarter	$ 2.75	$ 1.12

Fiscal Year Ended March 31, 1998

	High	Low
First Quarter	$ 3.52	$ 1.82
Second Quarter	$ 3.75	$ 2.16
Third Quarter	$ 2.84	$ 1.36
Fourth Quarter	$ 3.88	$ 1.48

b) The approximate number of holders of record and beneficial owners of the Company’s Common Stock at March 31, 1999 and March 31, 1998 were 236 and 598 and 252 and 1,175, respectively.

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

Fiscal Year Ended March 31

(In thousands, except per share amounts)
	1999	1998	1997	1996[a]	1995[a]
Income Statement Data
Revenues	$15,418	$11,802	$13,845	$17,908	$16,818

Gross profit	$4,153	$3,277	$3,713	$5,002	$5,220

Net income (loss)	$(470)	$104	$(583)	$(1,506)	$(228)

Basic and diluted
net income (loss) per share	$(.32)	$.08	$(.44)	$(1.14)	$(.17)

Weighted average common
shares outstanding	1,453	1,323	1,322	1,322	1,327
a Per share amounts have been retroactively adjusted to reflect the 1:3 reverse stock split on December 4, 1996.
Balance Sheet Data
Working Capital	$2,595	$3,099	$4,206	$5,277	$5,575
Total Assets	$9,659	$9,405	$8,568	$12,294	$15,075
Long-Term Debt Obligations	$23	$30	$41	$54	$98
Stockholders’ Investment	$4,300	$4,641	$4,973	$6,192	$7,981

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital ResourcesThe Company generated approximately $626,000 of cash from operations during the fiscal year ended March 31, 1999. The increase in funds generated comes from the increase in accounts payable, customer advances and accrued expenses and the decrease in inventory levels offset by an increase in the level of accounts receivable and a decrease in the level of accrued income taxes. During fiscal year 1999, approximately $500,000 of cash was used by the Company in its investing activities chiefly for the purchase of equipment. Approximately $69,000 was used during the year ended March 31, 1999 for financing activities. The funds were primarily used to pay down the short-term notes payable.

In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,950,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 3.75%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of March 31, 1999, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data Australia entered into an agreement for a 450,000 Australian dollar (approximately $285,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3.0%; the prime rate is presently 8.5%. Trade receivables and inventory of Clinical Data Australia are provided as security for this facility; the line also requires the maintenance of certain capital ratios.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2000.

The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (See Note 11 in Notes to the Consolidated Financial Statements.) Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the Company’s predominant foreign functional currency, the Dutch Guilder, is translated into U.S. dollars. Approximately $253,000 of the March 31, 1999 balance of $1,287,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of translation into U.S. dollars is reflected as a separate component of stockholders’ investment on the balance sheet. The cumulative translation adjustment in stockholders’ investment is approximately two percent (2%) of total assets on the March 31, 1999 consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $7.66 million of $7.76 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

Consolidated revenues for fiscal year 1999 were $15,418,000 versus $11,802,000 for fiscal year 1998, an increase of approximately 30.6%. The increase is due to an aggregate 28.3% increase in sales at each of the Company’s operating subsidiaries coupled with a 1.8% strengthening of the Company’s primary functional currency, the Dutch Guilder, against the United States dollar.

For the entire year, the gross margin declined from 27.8% in fiscal year 1998 to 26.9% in fiscal year 1999. The decrease principally results from competitive pricing pressure combined with a product mix of instruments with lower margins.

Sales and marketing expenses increased $273,000 or 37.5% from fiscal year 1998. $115,000 of the increase is because of a one-time release of certain reserves during fiscal year 1998 related to the settlement of a dispute with a customer that is described in Note 11 to the Consolidated Financial Statements. The remainder is primarily attributable to expenses associated with the training of new distributors and a new product introduction.

Research and development expenses, as shown on the fiscal year 1999 consolidated statements of operations, increased $510,000 or 38.1% from fiscal year 1998. During fiscal years 1999 and 1998, the Company spent an additional $32,000 and $242,000, respectively, which were capitalized onto the balance sheet pursuant to the precepts of Statement of Financial Accounting Standards No. 86 (See Note 1(m) in the Notes to the Consolidated Financial Statements). The overall increase in research and development expenses is, therefore, $300,000 or 18.9% when compared to the prior year. This increase in R&D expense is primarily related to new product concept and development activities.

General and administrative expenses increased $70,000 or 3.9% from fiscal year 1998. The increase is primarily due to exchange rate fluctuations.

In the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of March 31, 1999, the Company had terminated three employees, one in sales and two in research and development and plans to complete the restructuring in the first half of fiscal year 2000. Management anticipates the future amount of the restructuring charge to be approximately $81,000. At March 31, 1999, the entire amount of the accrual is remaining and is comprised entirely of severance related costs. The total cash impact of the restructuring related to fiscal year 1999 was $50,946, which will be paid during fiscal year 2000.

Interest expense increased primarily from expenses related to the credit financing grant received by Vital Scientific from the Dutch government for new product development. The grant is repaid from product sales with interest accruing on the unpaid balance.

Interest income decreased from fiscal year 1998 because funds were used to payoff the deficit balance in cash at the Company’s former bank before opening a relationship with a new bank. For fiscal year 1999, other income and expense, as illustrated in Note 11 in the Notes to Consolidated Financial Statements, is largely comprised of foreign currency transaction gains and losses on the results of operations. In fiscal year 1998, the account was predominantly consisted of the gains from the settlement of a dispute with a customer and from the sale of certain assets at Vital Scientific.

The minority interest, as shown on the fiscal year 1998 and 1997 statements of operations is attributable to the 6% of Vital Scientific that was not owned by the Company. On October 21, 1997, Vital Scientific became a wholly owned subsidiary.

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

Research and development expenses, as shown on the 1998 consolidated statement of operations, increased $58,000 or 4.6% from fiscal year 1997. During fiscal years 1998 and 1997, the Company spent an additional $242,000 and $502,000, respectively, in research and development which were capitalized onto the consolidated balance sheet pursuant to the precepts of Statement of Financial Accounting Standards No. 86 (see Note l(m) in the Notes to Consolidated Financial Statements). When expressed in the Company’s primary functional currency, the Dutch Guilder, the spending on research and development was essentially constant for fiscal years 1997 and 1998. The decrease in the spending, when expressed in U.S. dollars, is wholly attributable to the strengthening of the U.S. dollar against the Dutch Guilder.

General and administrative expense in fiscal year 1998 decreased $169,000 or 8.7% from fiscal year 1997. The expense increased 4.7% when expressed in the Company’s functional currency; the weakening of the Dutch Guilder against the U.S. dollar caused the decrease as reported. The increased costs are primarily attributable to employee recruitment expenses, temporary contract personnel and one-time consulting expenses.

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

As noted above, on October 21, 1997, Vital Scientific became a wholly owned subsidiary of the Company. The minority interest on the consolidated statement of operations reflects the 6% of Vital Scientific’s operations held by a minority shareholder until October 21, 1997.

The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (See Note 11 in Notes to Consolidated Financial Statements.) Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the Company’s predominant foreign functional currency, the Dutch Guilder, is translated into U.S. dollars. Approximately $191,000 of the March 31, 1998 balance of $1,230,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of translation into U.S. dollars is reflected as a separate component of stockholders’ investment on the balance sheet. The cumulative translation adjustment in stockholders’ investment is approximately three percent (3%) of total assets on the March 31, 1998 consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $7.57 million of $7.74 million of current assets reside in the Company’s foreign subsidiaries.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during fiscal 1999. The Company recognized a gain of approximately $148,000 related to such foreign currency transactions and translations in 1999. which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

Investment Portfolio The Company does not invest in derivative financial instruments that meet the high quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure of any issue, issuer, and type of investment. See Note 1 – Summary of Significant Accounting Policies – in the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

See Index to the Company’s Financial Statements filed as part of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference to the table appearing under the caption "Election of Directors" in the Company’s definitive 1999 Proxy Statement for its Annual Meeting of Stockholders to be held on September 14, 1999.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company’s definitive 1999 Proxy Statement for its Annual Meeting of Stockholders to be held on September 14, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company’s definitive 1999 Proxy Statement for its Annual Meeting of Stockholders to be held on September 14, 1999.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company’s definitive 1999 Proxy Statement for its Annual Meeting of Stockholders to be held on September 14, 1999.

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

                                        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVITRON INTERNATIONAL, INC.

                                                                                                                   Israel M. Stein, M.D.

                                                                                                                   Israel M. Stein, M.D
Dated: June 28, 1999                                                                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: June 28, 1999                                                                                    Israel M. Stein, M.D.

                                                                                                                   Israel M. Stein, M.D.
                                                                                                                   Chairman of the Board
                                                                                                                   Principal Executive Officer

Date: June 28, 1999                                                                                   Arthur B. Malman

                                                                                                                   Arthur B. Malman
                                                                                                                   Director

Date: June 28, 1999                                                                                   Gordon Baty, Ph.D.

                                                                                                                   Gordon Baty, Ph.D.
                                                                                                                   Director

Novitron International, Inc . AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novitron International, Inc.:

We have audited the accompanying consolidated balance sheets of Novitron International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

June 10, 1999

CONSOLIDATED BALANCE SHEETS

MARCH 31, 1999 AND 1998

ASSETS

	1999	1998
CURRENT ASSETS:
Cash and cash equivalents	$ 1,287,073	$ 1,229,918
Accounts receivable, less reserves of $79,000 and $49,000 in 1999 and 1998, respectively	2,883,384	2,412,725
Inventories	3,018,573	3,719,698
Prepaid expenses	408,479	347,118
Other current assets	163,275	28,971
Total current assets	7,760,784	7,738,430

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,440,124	2,010,683
Furniture and fixtures	388,471	386,090
Leasehold improvements	338,380	247,868
Vehicles	63,503	65,787
	3,230,478	2,710,428
Less: Accumulated depreciation
and amortization	2,262,255	1,944,063
	968,223	766,365

OTHER ASSETS, net	929,803	899,929
	$ 9,658,810	$ 9,404,724

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 1999 AND 1998

(Continued)

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	1999	1998
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 3,735	$ 52,113
Accounts payable	2,842,104	2,598,755
Accrued expenses	2,205,531	1,884,036
Customer advances	114,913	-
Accrued income taxes	-	105,010
Total current liabilities	5,166,283	4,639,914
LONG-TERM DEBT, net of current portion	23,272	30,028
DEFERRED TAXES	169,000	93,844

COMMITMENTS AND CONTINGENCIES: (Note 6)

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued and outstanding: 1,454,425 and 1,454,211 in 1999 and 1998, respectively (Note 3)	14,544	14,542
Capital in excess of par value	4,881,066	4,881,068
Cumulative translation adjustment	(147,736)	(287,384)
Retained (deficit) earnings	(437,442)	32,712
Treasury stock, 5,500 shares at cost	(10,177)	-
Total stockholders’ investment	4,300,255	4,640,938
	$ 9,658,810	$ 9,404,724

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

	1999	1998	1997

REVENUES	$15,417,896	$11,802,250	$13,845,483
COST OF REVENUES	11,265,352	8,525,040	10,132,189
Gross profit	4,152,544	3,277,210	3,713,294
OPERATING EXPENSES:
Sales and marketing	1,002,107	728,996	1,153,302
Research and development	1,845,813	1,336,306	1,277,960
General and administrative	1,851,910	1,781,378	1,950,567
Restructuring	50,946	-	-
	4,750,776	3,846,680	4,381,829
Loss from operations	(598,232)	(569,470)	(668,535)
Interest expense	(126,280)	(75,409)	(38,154)
Interest income	22,327	57,317	52,579
Other (expense) income, net	(3,969)	711,009	(18,545)
	(706,154)	123,447	(672,655)
(Benefit from) provision for
income taxes	(236,000)	26,000	(78,000)
	(470,154)	97,447	(594,655)
Minority interest	-	6,503	12,105
Net (loss) income	$ (470,154)	$ 103,950	$ (582,550)
Basic and dilutednet (loss) income per share	$ (0.32)	$ 0.08	$ (0.44)
Weighted average common shares outstanding	1,453,091	1,323,092	1,322,005

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                             Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Accumulated Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
BALANCE at March 31, 1996	1,322,005	$ 13,220	$ 4,882,390	$ -	$ 511,312	$785,223	$ -
Translation adjustment	-	-	-	-	-	(636,527)	(636,527)
Net loss	-	-	-	-	(582,550)	-	(582,550)
Total comprehensive loss							$(1,219,077)
BALANCE at March 31, 1997	1,322,005	13,220	4,882,390	-	(71,238)	148,696

Issuance of common stock in connection with a 10% stockdividend of March 27, 1998	132,206	1,322	(1,322)	-	-	-	-
Translation adjustment						(436,080)	(436,080)
Net income	-	-	-	-	103,950		103,950
Total comprehensive loss							$(332,130)
BALANCE at March 31, 1998	1,454,211	14,542	4,881,068	-	32,712	(287,384)

Further issuance of common stockin connection with a 10% stock dividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)		(470,154)
Total comprehensive loss							$(330,506)
BALANCE at March 31, 1999	1,454,425	$ 14,544	$ 4,881,066	$ (10,177)	$(437,442)	$(147,736)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (470,154)	$ 103,950	$ (582,550)
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Depreciation and amortization	451,227	329,726	403,630
Capitalization of research costs	(33,115)	(241,730)	(544,765)
Gain on sale of equipment	(1,045)	(111,243)	-
Release of certain indebtedness	-	(113,522)	-
Deferred income taxes	(3,657)	(230,995)	215,673
Minority interest	-	(6,503)	(12,105)
Changes in Current Assets and Liabilities
Accounts receivable	(457,278)	(109,265)	1,756,560
Inventories	788,504	(1,490,514)	1,639,802
Prepaid expenses	(58,848)	(95,983)	(126,757)
Other current assets	(140,518)	48,493	44,540
Accounts payable	217,587	1,324,810	(1,184,244)
Accrued expenses	308,526	804,576	(174,659)
Customer advances	120,288	(69,390)	1,045
Accrued income taxes	(176,170)	84,007	(126,673)
Net cash provided by operating activities	545,347	226,417	1,309,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	-	99,472	249,571
(Increase) decrease in other assets	36,906	(37,664)	(35,119)
Purchase of equipment	(500,336)	(576,460)	(226,682)
Proceeds from sale of equipment	-	151,360	60,528
Purchase of minority interest	-	(200,140)	-
Other, including foreign exchange effects on cash	44,334	(62,820)	(208,106)
Net cash used in investing activities	(419,096)	(626,252)	(159,808)

Continues on page 25

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

(Continued)
	1999	1998	1997
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from short-term notes payable	$ (51,406)	$ 2,948	$ 5,886
Payments on long-term debt	(7,513)	(7,465)	(6,334)
Purchase of treasury stock	(10,177)	-	-
Net cash used in financing activities	(69,096)	(4,517)	(448)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,155	(404,352)	1,149,241

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,229,918	1,634,270	485,029
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,287,073	$ 1,229,918	$ 1,634,270

	1999	1998	1997
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 271,683	$ 124,722	$ 33,417
Income taxes	$ 2,551	$ 38,171	$ 2,180

Supplemental disclosure of noncash investing and financing activities:
Write-off of fully depreciated equipment	$ 2,000	$ -	$ 1,264,496

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1999

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") is a multinational company which, through its subsidiaries, designs, manufactures and markets instrumentation used in clinical and analytical laboratories and in process monitoring in industry. The Company’s Dutch subsidiary, Vital Scientific NV, designs and manufactures scientific instrumentation, including blood chemistry analyzers. NovaChem BV, another Dutch subsidiary, develops and markets process analyzers used in the production of petrochemicals and pharmaceuticals and in environmental monitoring.

The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd., NovaChem BV, Spectronetics NV, and Vital Scientific NV (see Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at March 31, 1999 and 1998:

	1999	1998
Raw materials	$ 1,774,146	$ 788,420
Work-in-process	421,680	1,768,431
Finished goods	822,747	1,162,847
	$3,018,573	$3,719,698

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At March 31, 1999 and 1998, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at March 31, 1999, the Company does not believe impairment exists.

(f) Net (Loss) Income Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average shares of common stock outstanding during the year. Diluted net (loss) income per share has been calculated on the same basis as basic earnings per share because the Company’s potentially dilutive securities, stock options, are antidilutive. In fiscal years 1999, 1998 and 1997, 118,035, 104,818, and 73,835 weighted average common equivalent shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.

(1) Operations and Accounting Policies (continued)

(g) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder. The functional currency of Clinical Data Australia is the Australian dollar and NovaChem BV uses the United States dollar as its functional currency. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets.

Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations.

(h) Postretirement Benefits

The Company has no obligations for postretirement benefits.

(i) Management’s Use of Estimates

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

(k) Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their carrying value.

(l) Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with large financial institutions. See Notes 10 and 15 for significant customers and financial information by segment, respectively.

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

During the years ended March 31, 1999, 1998 and 1997, the Company capitalized approximately $32,000, $242,000 and $502,000, respectively, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company has begun to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during fiscal years 1999 and 1998 was approximately $141,000 and $11,000, respectively, which is included in cost of revenues in the accompanying consolidated statements of income.

(n) Comprehensive Income

Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

(o) Segment Information

Effective for the year ended March 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements of this standard are presented in Note 15 of the Consolidated Financial Statements.

(2) Restructuring

In the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. . As of March 31, 1999, the Company had terminated three employees, one in sales and two in research and development and plans to complete the restructuring in the first half of fiscal year 2000. Management anticipates the future amount of the restructuring charge to be approximately $81,000. At March 31, 1999, the entire amount of the accrual is remaining and is comprised entirely of severance related costs. The total cash impact of the restructuring related to fiscal year 1999 was $50,946, which will be paid during fiscal year 2000.

(3) Stock Dividend

On March 7, 1998, the Company declared a 10% common stock dividend payable on March 27, 1998 to the shareholders of record on March 13, 1998. No fractional shares or cash were distributed and the common stock issued to each stockholder was rounded up to the nearest whole number of shares. All option shares and prices for fiscal 1998 and 1997 have been adjusted to reflect this stock dividend.

(4) Vital Scientific NV

On October 21, 1997, the Company purchased the remaining 6% percent of Vital Scientific NV from the minority shareholder for approximately $200,000. The transaction has been recorded as a purchase and the resultant gain of approximately $37,000 on the purchase of the minority interest has been reflected as a reduction of goodwill relating to past purchases of prior investments in Vital Scientific. The remaining goodwill is being amortized over seven years on a straight-line basis.

(5) Short-Term Notes Payable and Long-Term Debt

The Company’s foreign debt obligations are as follows at March 31, 1999 and 1998:

	1999	1998
Short-term notes payable	$ -	$ 47,246
Long-term debt - Notes payable, interest ranging from 11.35% - 11.55%	27,007	34,895
	27,007
Less: short-term notes payable and current portion of long-term debt	3,735	52,113
	$ 23,272	$ 30,028

(5) Short-Term Notes Payable and Long-Term Debt (continued)

In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,950,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank (3.75% at March 31, 1999). Trade receivables and inventory of Vital Scientific are provided as security for this facility. As of March 31, 1999, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data Australia entered into an agreement for a 450,000 Australian dollar (approximately $285,000) line of credit. Interest on this facility is set at prime plus 3.0%; the prime rate is presently 8.5%. Trade receivables and inventory of Clinical Data Australia are provided as security for this facility; the line also requires the maintenance of certain capital ratios.

(6) Lease Commitments

The Company leases facilities, vehicles and computer equipment under operating leases. Future minimum lease payments under these leases as of March 31, 1999 are approximately as follows:

Year Ending March 31,	Amount
2000	$ 389,000
2001	328,000
2002	326,000
2003	303,000
2004	301,000
Thereafter	1,156,000
$2,803,000

Rent expense of approximately $353,000, $329,000 and $340,000 was incurred during fiscal 1999, 1998 and 1997, respectively.

(7) Stock Option Plans

The Company has established a 1991 Stock Option Plan ("the Plan") and a 1991 Directors’ Stock Option Plan ("the Directors’ Plan") under which an aggregate of 120,000 shares and 60,000 shares of common stock are reserved, respectively, for the purpose of granting incentive and nonstatutory stock options.

Under the terms of the Plan and the Directors’ Plan, all options are granted at not less than the fair value of the stock on the date of grant. Options are exercisable over various periods not exceeding four years; the options under the Plan expire no later than seven years after the date of grant whereas the options granted under the Directors’ Plan expire no later than ten years after the date of grant.

(7) Stock Option Plans (continued)

In October 1998, the Company’s Board of Directors authorized the repricing of certain options outstanding under the Plan and the Directors’ Plan. Options for a total of 83,783 shares were surrendered under the repricing by employees and directors and exchanged for options to purchase 97,000 shares at the new option exercise price and vesting schedule. The exercise price is equal to the fair market value of the Company’s common stock on October 21, 1998, $0.62 ($0.69 for options repriced to an officer at 110% of the fair market value as of the grant date). These repriced options are reflected as grants and cancellations in the stock activity below.

The following table summarizes stock option activity.

		Option Price
	Number of Shares	Per Share	Total	Weighted-Average Price
Outstanding at March 31, 1996	26,842	$10.91-14.25	$ 353,981	$13.19
Options granted	88,550	2.73–7.50	279,375	3.15
Options canceled or expired	(4,987)	12.95–13.64	(67,111)	(13.46)
Outstanding at March 31, 1997	110,405	$2.73–14.25	$ 566,245	$5.13
Options canceled or expired	(13,788)	10.91–14.25	(181,110)	(13.14)
Outstanding at March 31, 1998	96,617	$2.73–13.30	$ 385,135	$3.99
Options granted	97,000	0.62-0.69	62,812	0.65
Options canceled or expired	(83,783)	2.73–13.30	(350,136)	(4.18)
Outstanding at March 31, 1999	109,834	$0.62-2.73	$ 97,811	$0.89

Exercisable at March 31, 1999	59,501	$0.62-2.73	$ 61,406	$1.03
Exercisable at March 31, 1998	36,485	$2.73 – 13.30	$184,260	$5.05
Exercisable at March 31, 1997	17,068	$12.00–15.68	$246,220	$14.42

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

(7) Stock Option Plans (continued)

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company and its subsidiaries in the fiscal years ended March 31, 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 1999, 1998 and 1997 are as follows:

	1999	1998	1997
Risk-free interest rate	4.18% - 6.73%	6.30% - 6.73%	6.30% - 6.73%
Expected dividend yield	0	0	0
Expected lives	6.12 years	4.39 years	6.43 years
Expected volatility	50.93% - 110.50%	50.93%-51.33%	50.93%-51.33%
Weighted average grant date fair value per share of options granted during the period	$0.65	-	$1.91
Weighted average exercise price of options granted during the period	$0.65	-	$3.47
Weighted average remaining contractual life of options outstanding	5.43 years	4.43 years	5.87 years

The pro forma effect on the Company of applying SFAS No. 123 to recognize certain compensation expense for the years ended March 31, 1999, 1998 and 1997 would be as follows:

	1999	1998	1997
Pro forma net (loss) income	$(499,113)	$45,812	$(594,708)
Pro forma net (loss) income per share	$(0.33)	$0.03	$(0.45)

The range of exercise prices for options outstanding and options exercisable at March 31, 1999 is as follows:

Outstanding Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.62 - $0.69	97,000	5.56 years	$ 0.65	48,500	$ 0.65
$2.73	12,834	4.47 years	$ 2.73	11,001	$ 2.73
	109,834	5.43 years	$ 0.89	59,501	$ 1.03

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

The (benefit from) provision for income taxes shown in the accompanying consolidated statements of operations consists of the following:

	For the Years Ended March 31,
	1999	1998	1997
Current:
Domestic	$ -	$ 2,000	$ -
Foreign	(232,000)	278,000	(265,000)
Total Current	(232,000)	280,000	(265,000)

Deferred:
Domestic	-	-	-
Foreign	(4,000)	(254,000)	187,000
Total Deferred	(4,000)	(254,000)	187,000
	$ (236,000)	$ 26,000	$ (78,000)

The (benefit from) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

For the Years Ended March 31,
	1999	1998	1997
(Benefit from) provision for taxes at statutory rate	$ (247,000)	$ 43,000	$ (235,000)
Utilization of domestic net
operating loss carryforward	(65,000)	(166,000)	(26,000)
Utilization of foreign net
operating loss carryforward	(38,000)	-	(9,000)
Domestic operating loss not benefited	75,000	-	-
Foreign operating loss not benefited	9,000	144,000	211,000
Taxes resulting from higher
incremental foreign rate	36,000	4,000	-
Tax benefit resulting from lower
statutory foreign rate	(1,000)	(15,000)	(13,000)
Other	(5,000)	16,000	(6,000)
	$ (236,000)	$ 26,000	$ (78,000)

(8) Income Taxes (continued)

The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 1999 and 1998 is as follows:

	1999	1998
Net operating loss carryforwards	2,662,764	2,422,492
General business tax credit carryforwards	46,428	122,672
Other, net	71,081	12,540
	2,780,273	2,557,704

Less: valuation allowance	2,702,940	2,557,704
	$ 77,333	$ -

SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company has determined that, except for the net operating loss carryforward at Vital Scientific NV during fiscal year 1999, it does not meet the "more likely than not" standard. Accordingly, the Company has provided a valuation allowance against the deferred tax assets for all items except for the aforementioned net operating loss carryforward in 1999.

The tax effect on the components of the deferred tax liability at March 31, 1999 and 1998 is as follows:

	1999	1998
Prior pension service costs	$ 15,905	$ 39,144
Depreciation	114,403	54,700
Restructuring	27,255	-
Education	17,450	-
Other`	(6,013)	-
	$169,000	$ 93,844

The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $3,572,000 and $756,000, respectively; these carryforwards will expire from 2000 to 2019. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $46,000. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 2000 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service. There are approximately $3,745,000 in U.S. alternative minimum tax net operating loss carryforwards that between 2008 and 2019.

The Company has foreign net operating loss carryforwards of approximately $3,831,000 of which $612,000 are not subject to expiration and $3,219,000 which expire from 2001 to 2009.

(9) Pension Plan

The Company’s subsidiary, Vital Scientific NV, participates in a multiemployer defined benefit pension plan. Contributions and expenses incurred by the Company amounted to approximately $119,000, $97,000 and $103,000 during fiscal 1999, 1998 and 1997, respectively.

(10) Significant Customers

During fiscal 1999 the Company had sales of scientific and process monitoring instrumentation to two significant customers amounting to approximately 38% of consolidated revenues; approximately 51% of accounts receivable at March 31, 1999 were from these customers. During 1998 and 1997, the Company had sales of scientific and process monitoring instrumentation to one customer amounting to approximately 56% and 75% of consolidated revenues, respectively. At March 31, 1998, 57% of accounts receivable was from this customer.

(11) Other (Expense) Income, net

Other (expense) income, net, consists of the following:

	For the Years Ended March 31,
	1999	1998	1997
Foreign exchange loss	$(12,824)	$(48,039)	$ (22,842)
Settlement of a dispute	-	625,741	-
Gain on sale of certain assets	-	111,243	-
Other income, net	8,855	22,064	4,297
	$ (3,969)	$711,009	$ (18,545)

In December 1997, the Company amicably settled a dispute with E. Merck of all outstanding issues related to the performance of each party under a series of distribution agreements. The settlement, net of legal expenses, included a cash payment to the Company and the release of certain indebtedness owed by the Company in the net amount of $625,741.

(12) Accrued Expenses

Accrued expenses consist of the following:

	1999	1998
Payroll and payroll-related expenses	$ 593,623	$ 542,285
Warranty and retrofit reserves	162,376	129,995
Development credits	1,171,195	1,035,312
Other	278,337	176,444
	$ 2,205,531	$ 1,884,036

(12) Accrued Expenses (continued)

The Company has entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as long as the product is a commercial success. As of March 31, 1998, the Company began to ship this product, evidencing its commercial success. The Company has accrued all funding received as development credits in the table above.

(13) Other Assets

Other assets consist of the following:

	1999	1998
Goodwill, net of accumulated amortization of $411,000 and $454,000 at March 31, 1999 and 1998, respectively	$ 142,260	$ 85,524
Capitalized software development costs, net of accumulated amortization of $152,000 and $11,000 at March 31, 1999 and 1998, respectively	594,104	687,197
Other	193,439	127,208
	$929,803	$899,929

(14) Subsequent Event with a Related Party

On May 19, 1999, the Company, as a part of an incentive program entered into a restricted stock purchase agreement whereby a Company officer may purchase up to 7.5% (16,575 shares of common stock)of the Company’s wholly-owned subsidiary, Clinical Data Australia. Sale of such shares are at par-value.

(15) Segment Information

Effective for the fiscal year ended March 31, 1999, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the design and marketing of process monitoring instrumentation (NovaChem) and the sale of instruments and consumables in Australia (Clinical Data Australia). The Company evaluates the performance of its operating segments based on income before income taxes, accounting changes, and nonrecurring items. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the years ended March 31, 1999, 1998 and 1997 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
March 31, 1999	$13,800,115	$1,340,880	$ 276,901	$ -	$15,417,896
March 31, 1998	10,626,944	1,107,523	67,783	-	11,802,250
March 31, 1997	11,851,992	1,836,859	130,387	26,245	13,845,483

Operating Costs
March 31, 1999	$14,296,470	$1,291,628	$ 338,333	$ 89,697	$16,016,128
March 31, 1998	10,878,674	1,111,001	252,683	129,362	12,371,720
March 31, 1997	12,725,025	1,203,488	421,752	163,753	14,514,018

Net Income (Loss)
March 31, 1999	$ (360,802)	$ 10,917	$ 61,121	$(181,390)	$ (470,154)
March 31, 1998	35,491	(37,039)	(308,326)	413,824	103,950
March 31, 1997	(829,224)	624,497	(433,434)	55,611	(582,550)

Total Assets
March 31, 1999	$ 8,841,020	$ 443,778	$ 75,238	$ 298,774	$ 9,658,810
March 31, 1998	8,537,780	600,323	(75,269)	341,890	9,404,724
March 31, 1997	7,839,944	534,194	(393,207)	586,902	8,567,833

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

MARCH 31, 1999
Item	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
1999	$ 49,457	$ 29,542	$ -	$ 78,999

1998	$ 101,634	$ -	$ 52,177	$ 49,457

1997	$ 118,707	$ -	$ 17,073	$ 101,634
Restructuring Charge
1999	$ -	$ 50,946	$ -	$ 50,946

EXHIBIT INDEX

Exhibit

Number Description

3.1* Certificate of Incorporation
3.2* Bylaws
3.3*** Form 10-C dated June 16, 1994 - Change in Name of Issuer effective April 12, 1994.
4.1* Article Fourth of the Certificate of Incorporation, as amended (included in Exhibit 3.1)
10.25** 1991 Stock Option Plan and 1991 Directors’ Option Plan and forms of option agreement.
22.1 Subsidiaries of the Registrant
24.1 Consent of Arthur Andersen LLP

* Incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 2-82494).
** Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed with the Commission on March 5, 1992.
*** Incorporated by reference to Form 10-C filed with the SEC on June 16, 1994.

EXHIBIT 22.1

SUBSIDIARIES OF THE REGISTRANT

The Registrant has the following subsidiaries, the financial statements of which are included in the consolidated financial statements of the Registrant:

Name	Country of Incorporation	Percentage Owned
Clinical Data (Australia) Pty. Ltd.	Australia	100%
Clinical Data BV	Netherlands	100%
NovaChem BV	Netherlands	100%
Spectronetics NV	Curacao	100%
Vital Scientific NV	Netherlands	100%

EXHIBIT 24.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company’s previously filed Registration Statements on Form S-8 (File Nos. 33-25938, 33-25939, 33-46233 and 33-46234).

ARTHUR ANDERSEN LLP

Boston, Massachusetts

June 28, 1999