Form 10-Q
period 1999-06-30
NOVITRON INTERNATIONAL INC
filed 1999-08-09
CIK 716646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                           For the Quarterly Period Ended June 30, 1999

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                       For the transition period from to

For Quarter Ended                                                                                        &n Commission File Number
June 30, 1999                                                                                        &n 0-12716

Novitron International, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                        &n 04-2573920
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

Yes X   No ___

The number of shares of common stock outstanding as of August 2, 1999 is 1,440,125.

Novitron International, Inc.        AND SUBSIDIARIES

FORM 10-Q

Index

                                                                                        Page

Part I: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

Consolidated balance sheets at June 30, 1999 and March 31, 1999                                                                                         1

Unaudited consolidated statements of operations for the three months ended June 30, 1999 and 1998                                  3

Consolidated statements of stockholders’ investment for the years ended March 31, 1998, and 1999 and
the three months ended June 30, 1998 (unaudited)                                                                                         4

Unaudited consolidated statements of cash flows for the three months ended June 30, 1999 and 1998                                  5

Notes to unaudited consolidated financial statements                                                                                         6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations                                   10

Item 3: Quantitative and Qualitative Disclosure about Market Risk                                                                                         12

Part II: OTHER INFORMATION                                                                                          &n 13

SIGNATURE                                                                                          &n 13

Novitron International, Inc . AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 1999	March 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$ 533,687	$ 1,287,073
Accounts receivable, less reserves of $64,000 and $79,000at June 30 and March 31, 1999, respectively	2,315,374	2,883,384
Inventories	3,084,086	3,018,573
Prepaid expenses	295,984	408,479
Other current assets	170,510	163,275
Total current assets	6,399,641	7,760,784

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,416,834	2,440,124
Furniture and fixtures	389,010	388,471
Leasehold improvements	326,214	338,380
Vehicles	65,599	63,503
	3,197,657	3,230,478
Less: Accumulated depreciation and amortization	2,257,670	2,262,255
	939,987	968,223

OTHER ASSETS, net	829,528	929,803
	$ 8,169,156	$ 9,658,810

                  The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

(Continued)
	June 30, 1999	March 31, 1999
CURRENT LIABILITIES:

Short-term notes payable and current portion of long-term debt	$ 87,131	$ 3,735
Accounts payable	1,848,248	2,842,104
Accrued expenses	1,948,789	2,205,531
Customer advances	32,968	114,913
Accrued income taxes	16,608	-
Total current liabilities	3,933,744	5,166,283
LONG-TERM DEBT, net of current portion	23,032	23,272
MINORITY INTEREST	8,012	-
DEFERRED TAXES	151,913	169,000

COMMITMENTS AND CONTINGENCIES: (Note 6)

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued and outstanding: 1,454,425 at June 30, and March 31, 1999, respectively (Note 3)	14,544	14,544
Capital in excess of par value	4,881,066	4,881,066
Cumulative translation adjustment	(276,702)	(147,736)
Retained deficit	(544,954)	(437,442)
Treasury stock, 14,300 and 5,500 shares, at cost, at June 30, and March 31, 1999, respectively	(21,499)	(10,177)
Total stockholders’ investment	4,052,455	4,300,255
	$ 8,169,156	$ 9,658,810

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

	1999	1998
REVENUES	$ 3,056,936	$ 3,488,417
COST OF REVENUES	2,082,598	2,581,983
Gross profit	974,338	906,434
OPERATING EXPENSES:
Sales and marketing	173,807	235,374
Research and development	516,520	456,856
General and administrative	385,081	431,048
Restructuring	38,352	-
	1,113,760	1,123,278
Loss from operations	(139,422)	(216,844)
Interest expense	(1,333)	(14,825)
Interest income	2,550	2,626
Other income	28,272	9,261
	(109,933)	(219,782)
Benefit from income taxes	(3,109)	(47,863)
	(106,824)	(171,919)
Minority interest	(688)	-
Net loss	$ (107,512)	$ (171,919)
Basic and Diluted Net loss per share	$ (0.07)	$ (0.12)
Weighted average common shares outstanding	1,444,403	1,454,420

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS

ENDED MARCH 31, 1998, AND 1999 AND FOR THE THREE MONTHS ENDED JUNE 30, 1999
	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
BALANCE at March 31, 1997	1,322,005	$13,220	$ 4,882,390	$ -	$ (71,238)	$148,696	$ -
Issuance of common stock inconnection with a 10% stockdividend of March 27, 1998	132,206	1,322	(1,322)	-	-	-	-
Translation adjustment						(436,080)	(436,080)
Net income	-	-	-	-	103,950		103,950
Total comprehensive loss							$(332,130)
BALANCE at March 31, 1998	1,454,211	14,542	4,881,068	-	32,712	(287,384)
Further issuance of common stockin connection with a 10% stockdividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)		(470,154)
Total comprehensive loss							$(330,506)
BALANCE at March 31, 1999	1,454,425	14,544	4,881,066	(10,177)	(437,442)	(147,736)
Purchase of treasury stock	-	-	-	(11,322)	-	-
Translation adjustment	-	-	-	-	-	(128,966)	(128,966)
Net loss	-	-	-	-	(107,512)	-	(107,512)
Total Comprehensive Loss							$ (236,478)
BALANCE at June 30, 1999	1,454,425	$ 14,544	$4,881,066	$ (21,499)	$(544,954)	$(276,702)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc .   AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30,

	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (107,512)	$ (171,919)
Adjustments to reconcile net lossto net cash provided by (used in)operating activities -
Depreciation and amortization	80,777	91,756
Minority interest	7,957	-
Capitalization of research costs	-	(32,135)
Deferred income taxes	(10,911)	36,580
Changes in Current Assets and Liabilities-
Accounts receivable	469,262	11,875
Inventories	(184,736)	101,194
Prepaid expenses	99,596	61,929
Other current assets	(6,837)	(2,624)
Accounts payable	(907,054)	(185,931)
Accrued expenses	(180,997)	(151,090)
Customer advances	(79,432)	-
Accrued income taxes	9,846	(87,508)
Net cash used in operating activities	(810,041)	(327,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in other assets	59,681	129
Purchases of equipment	(71,343)	(28,522)
Other, including foreign exchange effects on cash	(6,566)	(27,413)
Net cash used in investing activities	(18,228)	(55,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short- term notes payable	85,543	18,318
Proceeds from (payments on)
long-term debt	662	(4,186)
Purchase of treasury stock	(11,322)	-
Net cash provided by financing activities	74,883	14,132

NET DECREASE IN CASH AND CASH EQUIVALENTS	(753,386)	(369,547)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,287,073	1,229,918
CASH AND CASH EQUIVALENTS AT JUNE 30, 1999 and 1998	$ 533,687	$ 860,371

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

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

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd. (95% owned subsidiary – see Note 3), NovaChem BV, Spectronetics NV, and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 1999:

	June 30, 1999	March 31, 1999
Raw materials	$ 1,897,919	$ 1,774,146
Work-in-process	332,524	421,680
Finished goods	853,643	822,747
	$3,084,086	$3,018,573

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

(Continued)

(1) Operations and Accounting Policies (continued)

(e) Depreciation and Amortization of Equipment and Intangibles (continued)

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At June 30, 1999 and 1998, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at June 30, 1999, the Company does not believe impairment exists.

(f) Net (Loss) Income Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average shares of common stock outstanding during the year. Diluted net (loss) income per share has been calculated on the same basis as basic earnings per share because the Company’s potentially dilutive securities, stock options, are antidilutive. At June 30, 1999 and 1998, there were 99,834 and 104,818 weighted average common equivalent shares, respectively, which were not included in the diluted weighted average shares outstanding, as they were antidilutive.

(g) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder. The functional currency of Clinical Data Australia is the Australian dollar and NovaChem BV uses the United States dollar as its functional currency. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

(Continued)

(1) Operations and Accounting Policies (continued)

                            (k) Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt, approximates their carrying value.

(l) Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with large financial institutions. See Note 4 for financial information by segment.

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

During the three months ended June 30, 1998, the Company capitalized approximately $32,000, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no capitalized software development costs during the first quarter of fiscal year 2000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company began to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during the three months ended June 30, 1999 and 1998 was approximately $2,600 and $18,900, respectively, which is included in cost of revenues in the accompanying consolidated statements of income.

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

                            (o) Segment Information

Effective for the year ended March 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements of this standard are presented in Note 4 of the Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

(Continued)

(2) Restructuring

During the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of June 30, 1999, the Company had notified five (5) employees about termination under the restructuring. Management anticipates the restructuring will be completed in the first half of fiscal year 2000 with an amount of approximately $40,000 to be charged in the three (3) month period ending September 30, 1999. At June 30, 1999, a total of $89,298 has been charged and is comprised entirely of severance related costs.

(3) Investment in Clinical Data (Australia) Pty. Ltd.

The Company, as part of an incentive program, entered into a restricted stock purchase agreement whereby a Company officer may purchase up to 7.5% (16,575 shares of common stock) of the Company’s wholly-owned subsidiary, Clinical Data Australia. The sale of such shares is at par value. On May 19, 1999, the officer purchased 7.5% of Clinical Data Australia, of which 5% vested on such date. The minority interest as shown in the financial statements reflects such vested equity.

(4) Segment Data

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999

(Continued)

(4) Segment Data (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the three months ended June 30, 1999 and 1998 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
June 30, 1999	$2,507,003	$ 475,515	$ 74,418	$ -	$ 3,056,936
June 30, 1998	3,141,002	347,415	-	-	3,488,417

Operating Costs
June 30, 1999	$2,674,878	$ 424,073	$ 58,885	$ 38,522	$ 3,196,358
June 30, 1998	3,304,057	319,285	47,068	34,851	3,705,261

Net Income (Loss)
June 30, 1999	$ (130,776)	$ 52,015	$ (26,569)	$ (2,182)	$ (107,512)
June 30, 1998	(81,446)	7,949	(16,450)	(81,972)	(171,919)

Total Assets
June 30, 1999	$7,203,175	$ 622,868	$ 122,863	$220,250	$ 8,169,156
June 30, 1998	8,328,729	585,637	(75,455)	330,874	9,169,785

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company used approximately $810,000 of cash in operations during the first three months of fiscal year 2000. The decrease in funds comes from the increase in inventory levels and the decrease in accounts payable and accrued expenses offset by a decrease in accounts receivable and prepaid expenses. During the quarter, the Company used $18,000 in investing activities, chiefly for the purchase of equipment. Approximately $75,000 was generated by financing activities which came primarily from an increase in short-term debt.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,873,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 3.75%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of June 30, 1999, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data Australia entered into an agreement for a 450,000 Australian dollar (approximately $300,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3%; the prime rate is presently 8.5%. Trade receivables and inventory of Clinical Data Australia are provided as security for this facility; the line also requires the maintenance of certain covenants. As of June 30, 1999, the Company is in full compliance with all capital covenants of the credit line.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2000.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $182,000 of the June 30, 1999 balance of $534,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment which is a separate component of stockholders’ investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $6.36 million of $6.40 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

First Quarter ended June 30, 1999 compared to the First Quarter ended June 30, 1998

Consolidated revenues decreased 12.4% as compared to the prior year which resulted primarily from lower than expected unit sales of the HYTEC 288 and of the Selectra by Vital Scientific, but offset by an increase in sales at NovaChem and Clinical Data Australia. Of the 12.4% reduction, 3.1% may be accounted for by the weakening of the Company’s primary functional currency, the Dutch Guilder against the U.S. dollar.

The gross profit margin increased from 26.0% at June 30, 1998 to 31.9% at June 30, 1999 reflecting better margins at all three operating subsidiaries. The increase is primarily due to a change in the product mix.

Sales and marketing expenses decreased $61,600 or 26.2% from the same period last year. The decrease is primarily the result of a program of cost containment and expense reduction.

Research and development expenses as shown on the June 30, 1999 consolidated statement of operations increased $59,700 or 13.1% from the same quarter last year. The Company expended an additional $31,900 during the three months ended June 30, 1998 which was capitalized onto the consolidated balance sheet. The actual increase in research and development expenses was $27,800 or 5.7% as compared to the same period in fiscal year 1999. The increase results from a project compensated by a third party.

General and administrative expenses decreased $46,000 or 10.7% from the same period last year. The decrease is due to expense reduction and cost containment programs.

During the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of June 30, 1999, the Company had notified an aggregate of five (5) employees about termination under the restructuring. Management anticipates the restructuring will be completed in the first half of fiscal year 2000 with the future amount of the restructuring charge to be approximately $40,000. At June 30, 1999, the accrual was $168,000 and is comprised entirely of severance related costs.

For the first three months of fiscal 2000, interest expense decreased $13,500 reflecting the decreased reliance on borrowed funds. Interest income also decreased due to fewer funds for investment. Other income and expense is predominantly composed of foreign currency transaction gains and losses on the results of operations.

The minority interest on the June 30, 1999 financial statements represents five percent (5%) of Clinical Data Australia sold to an officer of the Company on May 19, 1999.

Year 2000

The Company has completed the process of evaluating its product lines and information technology infrastructure to assess its exposure to the "Year 2000 compliance" issue. "Year 2000 compliance" means that the date-based performance and functionality of the product or system so identified will be the same for dates prior to, during, and after the year 2000, including the recognition of the year 2000 as a leap year.

The Company believes that based on its evaluation, no critical software or hardware systems will be impacted by the compliance issue. To date the costs associated with its "Year 2000 compliance" have been under $50,000. The Company does not anticipate any significant future costs to be incurred with respect to "Year 2000 compliance".

In the first quarter of fiscal year 1999, the Company and its operating subsidiaries developed a testing and compliance program to determine whether and to what extent the Company needed to update its product lines and operations to become "Year 2000 compliant". Based on that work completed in the period ended December 31, 1998, the Company has determined that the basic functionality of all tested products, including all the products presently being sold as well as certain discontinued products, is not affected by the "Year 2000" date change. The Company’s newly introduced products have been determined to be "Year 2000 compliant". In a few instances, certain minor problems in the least significant category of the standard classification of "Year 2000" problems, which is designated as "noticeable and inconvenient", were found in certain older instruments. For these, easy "work around" instructions have been prepared and were made available to users. The Company does not intend to modify discontinued products, and does not foresee any material financial exposure arising from this decision.

The financial reporting systems currently used by the Company are "Year 2000 compliant".

The Company is accumulating information regarding the "Year 2000 compliance" status of its main customers and suppliers. Based on information to date, the Company’s major customers and suppliers will not be adversely affected by the "Year 2000" problem, which will in turn adversely effect the Company.

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

Based on the foregoing, the Company presently believes that the "Year 2000" issue will not have a material impact on the Company’s business operations or financial condition. There are no assurances, however, that as yet unidentified "Year 2000" problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company’s business, operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at June 30, 1999, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the three months ended June 30, 1999. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the three-month periods ended June 30, 1999 and 1998. The Company recognized a loss of approximately $277,000 related to such foreign currency transactions and translations as of June 30, 1999 which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

Investment Portfolio The Company does not invest in derivative financial investments that meet the high quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure of any issue, issuer, and type of investment. See Note 1 – Summary of Significant Accounting Policies – in the Notes to Unaudited Consolidated Financial Statements.

Part II. OTHER INFORMATION

Item 1. Legal proceedings: None

Items 2 - 6: None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                                                    & Novitron International, Inc.
                                                                                       &n (Regsitrant)

                                                                                    & Israel M. Stein MD

Date: August 9, 1999                                                                                        &n Israel M. Stein MD
                                                                                       &n President