Form 10-Q
period 1999-09-30
NOVITRON INTERNATIONAL INC
filed 1999-11-12
CIK 716646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended                                                                                           Commission File Number
September 30, 1999                                                                                                  0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                               04-2573920
(State or other jurisdiction of incorporation or organization)                                                                      (IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA                                                        02458
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

Yes X     No __

The number of shares of common stock outstanding, as of November 5, 1999, is 1,439,925.

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-Q

Index

            Page

Part I:     FINANCIAL INFORMATION

    Item 1:    Consolidated Financial Statements

Consolidated balance sheets at September 30, 1999 and March 31, 1999                     3

Unaudited consolidated statements of operations for the three and
six months ended September 30, 1999 and 1998                                                      5

Consolidated statements of stockholders’ investment for the years ended March 31, 1999 and 1998 and the six months ended
September 30, 1999 (unaudited)                                                                             6

Unaudited consolidated statements of cash flows for the six months
ended September 30, 1999 and 1998                                                                     7

Notes to unaudited consolidated financial statements                                                       9

    Item 2:    Management’s Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                                                13

    Item 3:    Quantitative and Qualitative Disclosure about Market Risk                              15

Part II:     OTHER INFORMATION                                                                                       15

SIGNATURE                                                                                                                                16

Novitron International, Inc. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 1999 (unaudited)	March 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$ 139,650	$ 1,287,073
Accounts receivable, lessreserves of $74,000 and $79,000 at September 30 and March 31, 1999, respectively	2,933,302	2,883,384
Inventories	2,754,777	3,018,573
Prepaid expenses	379,103	408,479
Other current assets	183,209	163,275
Total current assets	6,390,041	7,760,784

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,519,258	2,440,124
Furniture and fixtures	360,645	388,471
Leasehold improvements	372,582	338,380
Vehicles	64,885	63,503
	3,317,370	3,230,478
Less: Accumulated depreciation and amortization	2,376,671	2,262,255
	940,699	968,223

OTHER ASSETS, net	815,951	929,803
	$ 8,146,691	$ 9,658,810

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

(Continued)

	September 30, 1999 (unaudited)	March 31, 1999
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 63,250	$ 3,735
Accounts payable	1,839,536	2,842,104
Accrued expenses	1,863,247	2,205,531
Customer advances	-	114,913
Accrued income taxes	25,964	-
Total current liabilities	3,791,997	5,166,283
LONG-TERM DEBT, net of current portion	20,553	23,272
MINORITY INTEREST	11,690	-
DEFERRED TAXES	152,403	169,000

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none Common stock, $.01 par value, Authorized: 6,000,000 shares Issued and outstanding: 1,454,425 at September 30, and March 31, 1999	14,544	14,544
Capital in excess of par value	4,881,066	4,881,066
Cumulative translation adjustment	(160,663)	(147,736)
Retained deficit	(543,045)	(437,442)
Treasury stock, 14,500 and 5,500 shares, at cost, at September 30, and March 31, 1999, respectively	(21,854)	(10,177)
Total stockholders’ investment	4,170,048	4,300,255
	$ 8,146,691	$ 9,658,810

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc.   AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30
	1999	1998	1999	1998
REVENUES	$ 3,556,031	$ 3,662,125	$ 6,612,967	$ 7,150,542

COST OF REVENUES	2,306,813	2,740,856	4,389,411	5,322,839
Gross profit	1,249,218	921,269	2,223,556	1,827,703
OPERATING EXPENSES:
Sales and marketing	163,112	263,681	336,919	499,055
Research and development	512,062	452,761	1,028,582	909,617
General and administrative	543,884	324,158	928,965	755,206
Restructuring	38,059	-	76,411	-
	1,257,117	1,040,600	2,370,877	2,163,878
Loss from operations	(7,899)	(119,331)	(147,321)	(336,175)
Interest expense	(2,782)	(14,230)	(4,115)	(29,055)
Interest income	3,223	6,521	5,773	9,147
Other income (expense)	23,068	(38,345)	51,340	(29,084)
	15,610	(165,385)	(94,323)	(385,167)
Provision for (Benefit from) income taxes	10,023	(76,366)	6,914	(124,229)
	5,587	(89,019)	(101,237)	(260,938)
Minority interest	(3,678)	-	(4,366)	-
Net income (loss)	$ 1,909	$ (89,019)	$ (105,603)	$ (260,938)
Basic net income (loss) per share	$ 0.00	$ (0.06)	$ (0.07)	$ (0.18)
Diluted net income (loss) per share	$ 0.00	$ (0.06)	$ (0.07)	$ (0.18)
Basic Weighted Average Common Shares Outstanding	1,444,403	1,454,423	1,442,220	1,454,423
Diluted Weighted AverageCommon Shares Outstanding	1,534,237	1,454,423	1,442,220	1,454,423

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS
ENDED MARCH 31, 1998, AND 1999 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss
BALANCE at March 31, 1997	1,322,005	$ 13,220	$ 4,882,390	$ -	$ (71,238)	$148,696
Issuance of common stock inconnection with a 10% stockdividend of March 27, 1998	132,206	1,322	(1,322)	-	-	-	-
Translation adjustment						(436,080)	(436,080)
Net income	-	-	-	-	103,950		103,950
Total comprehensive loss							$ (332,130)
BALANCE at March 31, 1998	1,454,211	14,542	4,881,068	-	32,712	(287,384)
Further issuance of common stockin connection with a 10% stockdividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)		(470,154)
Total comprehensive loss							$ (330,506)
BALANCE at March 31, 1999	1,454,425	14,544	4,881,066	(10,177)	(437,442)	(147,736)
Purchase of treasury stock	-	-	-	(11,677)	-	-
Translation adjustment	-	-	-	-	-	(12,927)	(12,927)
Net loss	-	-	-	-	(105,603)	-	(105,603)
Total comprehensive loss							$ (118,530)
BALANCE at September 30, 1999	1,454,425	$ 14,544	$4,881,066	$ (21,854)	$(543,045)	$(160,663)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (105,603)	$ (260,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	199,437	227,282
Minority interest	11,607	-
Capitalization of research costs	-	(32,401)
Deferred income taxes	(15,231)	49,643
Loss on disposal of fixed assets	18,848	-
Changes in Current Assets and Liabilities-
Accounts receivable	(69,295)	(345,223)
Inventories	239,777	899,641
Prepaid expenses	26,346	125,742
Other current assets	(14,002)	(96,359)
Accounts payable	(971,147)	(1,101,490)
Accrued expenses	(323,584)	25,023
Customer advances	(112,759)	-
Accrued income taxes	18,734	(82,458)
Net cash used in operating activities	$ (1,096,872)	$ (591,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	$ 42,736	$ (1,450)
Purchases of equipment	(146,643)	(83,410)
Other, including foreign exchange effects on cash	8,721	(57,118)
Net cash used in investing activities	$ (95,186)	$ (141,978)

Continues on next page

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(Continued)

	1999	1998
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) short-term debt	$ 58,838	$ (14,238)
Payments on long-term debt	(2,526)	(5,478)
Purchase of treasury stock	(11,677)	-
Net cash provided by (used in) financing activities	$ 44,635	$ (19,716)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (1,147,423)	$ (753,232)

BCASH AND CASH EQUIVALENTS EGINNING OF YEAR	1,287,073	1,229,918

CASH AND CASH EQUIVALENTS AT September 30, 1999 and 1998	$ 139,650	$ 476,686

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company’s financial position at September 30, 1999 and September 30, 1998. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 1999.

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

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at September 30, and March 31, 1999:

	September 30, 1999	March 31, 1999
Raw materials	$ 1,374,789	$ 1,774,146
Work-in-process	507,445	421,680
Finished goods	786,392	822,747
	$2,668,626	$3,018,573

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

September 30, 1999

(Continued)

(1) Operations and Accounting Policies (continued)

(e) Depreciation and Amortization of Equipment and Intangibles (continued)

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At September 30, 1999 and 1998, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at September 30, 1999, the Company does not believe impairment exists.

(f) Net Income (Loss) Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Except for the three months ended September 30, 1999, diluted net loss per share has been calculated on the same basis as basic earnings per share because the Company’s potentially dilutive securities, stock options, are antidilutive. For the six-month period ended September 30, 1999, there were 89,834 weighted average common equivalent shares and at September 30, 1998, there were 96,617 weighted average common equivalent shares which were not included in the diluted weighted average shares outstanding, as they were antidilutive. For the three months ended September 30, 1999, the 89,834 weighted average common equivalent shares are included in the computation of diluted net income per share.

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

(h) Management’s Use of Estimates

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

(Continued)

(1) Operations and Accounting Policies (continued)

(i) Software Development Costs

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

During the year ended March 31, 1999, the Company capitalized approximately $32,000, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no capitalized software development costs during the first six months of fiscal year 2000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company began to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during the six months ended September 30, 1999 and 1998 was approximately $34,700 and $70,600, respectively, which is included in cost of revenues in the accompanying consolidated statements of income.

(j) Comprehensive Income

Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

(k) Segment Information

Effective for the year ended March 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements of this standard are presented in Note 4 of the Notes to Unaudited Consolidated Financial Statements.

(2) Restructuring

During the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of September 30, 1999, the Company had notified all affected employees about termination under the restructuring. At September 30, 1999, a total of $76,000 has been charged and is comprised entirely of severance related costs.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

(Continued)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the six months ended September 30, 1999 and 1998 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
September 30, 1999	$5,420,972	$ 1,117,577	$ 74,418	$ -	$ 6,612,967
September 30, 1998	6,272,453	664,597	213,492	-	7,150,542

Operating Costs
September 30, 1999	$5,621,426	$ 984,804	$ 84,549	$ 69,509	$ 6,760,288
September 30, 1998	6,588,742	627,684	201,209	69,081	7,486,716

Net Income (Loss)
September 30, 1999	$ (147,264)	$ 121,810	$ (89,896)	$ 9,747	$ (105,603)
September 30, 1998	(222,966)	4,924	64,648	(107,544)	(260,938)

Total Assets
September 30, 1999	$7,028,625	$ 828,045	$ 64,288	$225,734	$ 8,146,692
September 30, 1998	7,828,619	536,157	270,108	316,373	8,951,257

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of the Securities Exchange Act of 1934 (Section 21E), may be made throughout this Discussion and Analysis. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, such words as, "anticipates," "plans," "expects, "believes", "estimates," and similar expressions are intended to identify such forward-looking statements. Such statements involve risk and uncertainties, including but not limited to competitive, governmental, economic, and technological factors that may affect the Company's operations, products, markets, and services. Actual results could differ materially from those expressed in such statements and readers are referred to the Company’s other SEC reports and filings.

Financial Condition and Liquidity

The Company used approximately $1,097,000 of cash in operations during the first six months of fiscal year 2000. The decrease in funds comes from the decrease in accounts payable and accrued expenses offset by a decrease in accounts receivable and inventory levels. During the six months, the Company used $95,000 in investing activities, chiefly for the purchase of equipment. Approximately $45,000 was generated by financing activities which came primarily from an increase in short-term debt.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,933,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, 3.75% at September 30, 1999. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of September 30, 1999, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data Australia entered into an agreement for a 450,000 Australian dollar (approximately $293,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3%; the prime rate is presently 8.5%. Trade receivables and inventory of Clinical Data Australia are provided as security for this facility; the line also requires the maintenance of certain covenants. As of September 30, 1999, the Company is in full compliance with all capital covenants of the credit line.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2000.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $103,000 of the September 30, 1999 balance of $140,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment which is a separate component of stockholders’ investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $8.09 million of $8.15 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

Second Quarter ended September 30, 1999 compared to the Second Quarter ended September 30, 1998

Consolidated revenues decreased 3.0% for the second quarter and 7.5% for the year-to-date when compared to the respective periods in the prior fiscal year. During this quarter, Revenues were lower by 1.7% at Vital Scientific when expressed in the Company’s primary functional currency, the Dutch Guilder, due to lower unit sales to certain distributors offset by an increase in sales of 86.8% at Clinical Data Australia, as expressed in Australian Dollars. The decrease in turnover was impacted by a 5.6% and 4.4% weakening of the Dutch Guilder against the U.S. dollar for the three and six month periods ending September 30, 1999, respectively.

The gross margin increased from 25.1% to 35.1% for the three-month periods ended September 30, 1998 and 1999, respectively, and from 25.6% to 33.6% for the six months then ended. This reflects both improved product pricing and a reduction in product costs and a research and development contract compensated by a third party.

Sales and marketing expenses decreased 38.1% for the quarterly comparatives and 32.5% for the year-to-date. The reduction is attributable to a cost containment program.

Research and development expenses for the three- and six-month periods ending September 30, 1999 were 13.1% higher when compared to the same periods in the prior fiscal year. The increase resulted from product development compensated by a third party.

General and administrative expenses have increased 67.8% for the quarter and 23.0% for the year-to-date versus the same periods last year. For the quarter, expenses increased at Vital Scientific as a result of increased deprecation and the successful implementation of a management information system, the expense of which was capitalized in fiscal 1999. For the quarter and year to date, general and administrative expenses at Clinical Data Australia increased in order to support additional sales.

During the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of September 30, 1999, the Company had notified all affected employees about termination under the restructuring.

For the second quarter and year-to-date comparatives, interest expense has decreased $11,000 and $25,000, respectively, when compared to the same period last year. The reduction reflects the decreased reliance on borrowed funds. Interest income has decreased during the same periods due to fewer funds for investment. Other income and expense is predominantly composed of foreign currency transaction gains and losses on the results of operations.

The minority interest as shown on the September 30, 1999 financial statements is the 5% of Clinical Data Australia sold to an officer of the Company on May 19, 1999.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at September 30, 1999, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the six months ended September 30, 1999. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the three- and six-month periods ended September 30, 1999 and 1998. The Company recognized a loss of approximately $161,000 related to such foreign currency transactions and translations as of September 30, 1999, which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

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

Part II. OTHER INFORMATION

Item 1. Legal proceedings:  None

Items 2-3.  None

Item 4.         Submission of Matters to a Vote of Security Holders:

                    At the Annual Meeting for the fiscal year ended March 31, 1999, held on September 14, 1999, the following matters were submitted                      to a vote of the security holders:

                    (a) Directors elected as follows:

                         Israel M. Stein

                        Arthur B. Malman

                        Alexander Sherman

                    (b) Matters voted on as follows:

                           Election of directors:

Arthur B. Malman:     1,346,420 voted for;   12,203 withheld authority to vote
Alexander Sherman:  1,346,420 voted for;   12,203 withheld authority to vote
Israel M. Stein:           1,346,420 voted for:   12,203 withheld authority to vote

                          Ratification of auditors:

                                                                                             1,349,211 voted for;   10,370 voted against;  782 abstained

Items 5-6.   None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                                                                                      Novitron International, Inc.
                                                                                                                      (Registrant)

                                                                                                                       Israel M. Stein MD
Date: November 10, 1999                                                                           Israel M. Stein MD