Form 10-Q
period 1999-12-31
NOVITRON INTERNATIONAL INC
filed 2000-02-08
CIK 716646

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
For Quarter Ended	Commission File Number
December 31, 1999	0-12716

Novitron International, Inc.

(Exact Name of Registrant as Specified in its Charter)
Delaware	04-2573920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Gateway Center, Suite 411, Newton, MA	02458
(Address of principal executive offices)	(Zip Code)

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

Yes X      No __

The number of shares of common stock outstanding, as of February 2, 2000, is 1,441,925.

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-Q

Index

Page
Part I: FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

Consolidated balance sheets at December 31, 1999 and March 31, 1999
3
Unaudited consolidated statements of operations for the three and nine months ended December 31, 1999 and 1998
5
Consolidated statements of stockholders' investment for the years ended March 31, 1998 and 1999 and the nine months ended December 31, 1999 (unaudited)
6
Unaudited consolidated statements of cash flows for the nine months ended December 31, 1999 and 1998
7
 Notes to unaudited consolidated financial statements
9
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
13
Item 3: Quantitative and Qualitative Disclosure about Market Risk
15

Part II: OTHER INFORMATION	15

SIGNATURE	15

Novitron International, Inc. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 1999 (unaudited)	March 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$ 1,156,015	$ 1,287,073
Accounts receivable, less reserves of $89,000 and $79,000 at December 31 and March 31, 1999, respectively	2,886,987	2,883,384
Inventories	2,225,621	3,018,573
Prepaid expenses	294,012	408,479
Other current assets	163,926	163,275
Total current assets	6,726,561	7,760,784

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,343,367	2,440,124
Furniture and fixtures	349,850	388,471
Leasehold improvements	382,909	338,380
Vehicles	65,050	63,503
	3,141,176	3,230,478
Less: Accumulated depreciation and amortization	2,256,095	2,262,255
	885,081	968,223

OTHER ASSETS, net	761,408	929,803
	$ 8,373,050	$ 9,658,810

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' INVESTMENT

(Continued)

	December 31, 1999 (unaudited)	March 31, 1999
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 22,210	$ 3,735
Accounts payable	2,258,837	2,842,104
Accrued expenses	1,771,384	2,205,531
Customer advances	46,368	114,913
Accrued income taxes	26,942	-
Total current liabilities	4,125,741	5,166,283
LONG-TERM DEBT, net of current portion	19,751	23,272
MINORITY INTEREST	13,627	-
DEFERRED TAXES	139,413	169,000

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' INVESTMENT:

Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued and outstanding:1,456,425 and 1,454,425 at December 31, and March 31, 1999, respectively	14,564	14,544
Capital in excess of par value	4,882,346	4,881,066
Cumulative translation adjustment	(380,793)	(147,736)
Retained deficit	(419,745)	(437,442)
Treasury stock, 14,500 and 5,500 shares, at cost, at December 31, and March 31, 1999, respectively	(21,854)	(10,177)
Total stockholders' investment	4,074,518	4,300,255
	$ 8,373,050	$ 9,658,810

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	For Three Months Ended December 31,		For the Nine Months Ended December 31,
	1999	1998	1999	1998
REVENUES	$ 4,019,546	$ 4,103,704	$ 10,632,513	$ 11,254,246

COST OF REVENUES	2,660,429	2,996,052	7,049,840	8,318,891
Gross profit	1,359,117	1,107,652	3,582,673	2,935,355
OPERATING EXPENSES:
Sales and marketing	203,705	309,056	540,624	808,111
Research and development	582,449	371,767	1,611,031	1,281,384
General and administrative	495,398	489,942	1,424,363	1,245,148
Restructuring (Note 2)	(370)	-	76,041	-
	1,281,182	1,170,765	3,652,059	3,334,643
Income (loss) from operations	77,935	(63,113)	(69,386)	(399,288)
Interest expense	(17,378)	(19,104)	(21,493)	(48,159)
Interest income	769	7,045	6,542	16,192
Other income (expense)	59,790	(38,680)	111,130	(67,764)
	121,116	(113,852)	26,793	(499,019)
(Benefit from) provision for income taxes	(4,121)	19,193	2,793	(105,037)
	125,237	(133,045)	24,000	(393,982)
Minority interest	(1,937)	-	(6,303)	-
Net income (loss)	$ 123,300	$ (133,045)	$ 17,697	$ (393,982)
Basic net income (loss) per share	$ 0.09	$(0.09)	$ 0.01	$ (0.27)
Diluted net income (loss) per share	$ 0.08	$ (0.09)	$ 0.01	$ (0.27)
Basic Weighted Average Common Shares Outstanding	1,440,555	1,453,716	1,441,663	1,454,187
Diluted Weighted Average Common Shares Outstanding	1,527,327	1,453,716	1,528,435	1,454,187

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT FOR THE YEARS

ENDED MARCH 31, 1998, AND 1999 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
	Common Stock					Accumulated
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Comprehensive Loss
BALANCE at March 31, 1997	1,322,005	$ 13,220	$ 4,882,390	$ -	$ (71,238)	$148,696
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	132,206	1,322	(1,322)	-	-	-	-
Translation adjustment	-	-	-	-	-	(436,080)	(436,080)
Net income	-	-	-	-	103,950		103,950
Total comprehensive loss							$ (332,130)
BALANCE at March 31, 1998	1,454,211	14,542	4,881,068	-	32,712	(287,384)
Further issuance of common stock in connection with a 10% stock dividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)		(470,154)
Total comprehensive loss							$ (330,506)
BALANCE at March 31, 1999	1,454,425	14,544	4,881,066	(10,177)	(437,442)	(147,736)
Sale of common stock	2,000	20	1,280	-	-	-
Purchase of treasury stock	-	-	-	(11,677)	-	-
Translation adjustment	-	-	-	-	-	(233,057)	(233,057)
Net loss	-	-	-	-	17,697	-	17,697
Total comprehensive loss							$ (215,360)
BALANCE at December 31, 1999	1,456,425	$ 14,564	$4,882,346	$ (21,854)	$(419,745)	$(380,793)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,697	$ (393,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	294,708	367,714
Minority interest	13,509	-
Capitalization of research costs	-	(33,119)
Deferred income taxes	(19,496)	86,969
Loss on disposal of fixed assets	18,848	-
Changes in Current Assets and Liabilities-
Accounts receivable	(198,077)	(277,417)
Inventories	624,336	991,217
Prepaid expenses	92,337	(47,944)
Other current assets	(4,858)	(121,214)
Accounts payable	(417,773)	(127,593)
Accrued expenses	(310,566)	234,076
Customer advances	(63,811)	125,154
Accrued income taxes	20,921	(163,470)
Net cash provided by operating activities	$ 67,775	$ 640,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	$ 33,960	$ (3,642)
Purchases of equipment	(215,614)	(349,688)
Sales of equipment	(1,092)	-
Other, including foreign exchange effects on cash	(23,141)	194,255
Net cash used in investing activities	$ (205,887)	$ (159,075)

Continues on next page

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

(Continued)

	1999	1998
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) short-term debt	$ 19,539	$ (12,270)
Payments on long-term debt	(2,108)	(9,619)
Sale of common stock	1,300	-
Purchase of treasury stock	(11,677)	(6,449)
Net cash provided by (used in) financing activities	$ 7,054	$ (28,338)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$ (131,058)	$ 452,978

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,287,073	1,229,918

CASH AND CASH EQUIVALENTS AT December 31, 1999 and 1998	$ 1,156,015	$ 1,682,896

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management's opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company's financial position at December 31, 1999 and December 31, 1998. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report of Form 10-K for the fiscal year ended March 31, 1999.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd. (95% owned subsidiary (see Note 3), NovaChem BV, Spectronetics NV, and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at December 31, and March 31, 1999:

	December 31, 1999	March 31, 1999
Raw materials	$ 1,165,760	$ 1,774,146
Work-in-process	178,954	421,680
Finished goods	880,907	822,747
	$2,225,621	$3,018,573

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

December 31, 1999

(Continued)

(1) Operations and Accounting Policies (continued)

(e) Depreciation and Amortization of Equipment and Intangibles (continued)

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. To the extent that the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At December 31, 1999 and 1998, the Company's remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at December 31, 1999, the Company does not believe impairment exists.

(f) Net Income (Loss) Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options and warrants to the extent that their effect if dilutive based on the treasury stock method. for the three and nine months period ended December 31, 1998, there were 109,834 weighted average common equivalent shares not included in the diluted weighted average shares outstanding, as they were antidilutive.

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

(h) Management's Use of Estimates

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

December 31, 1999

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

During the year ended March 31, 1999, the Company capitalized approximately $32,000, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no capitalized software development costs during the first nine months of fiscal year 2000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company began to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during the nine months ended December 31, 1999 and 1998 was approximately $37,100 and $121,200, respectively, which is included in cost of revenues in the accompanying consolidated statements of income.

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

(2) Restructuring

During the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of September 30, 1999, the Company had notified all affected employees about termination under the restructuring. At December 31, 1999, a total of $76,000 has been charged and is comprised entirely of severance related costs.

(3) Investment in Clinical Data (Australia) Pty. Ltd.

The Company, as part of an incentive program, entered into a restricted stock purchase agreement whereby a Company officer may purchase up to 7.5% (16,575 shares of common stock) of the Company's wholly-owned subsidiary, Clinical Data Australia. The sale of such shares is at par value. On May 19, 1999, the officer purchased 7.5% of Clinical Data Australia, of which 5% vested on such date. The minority interest as shown in the financial statements reflects such vested equity.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

(Continued)

(4) Segment Data

Effective for the fiscal year ended March 31, 1999, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the design and marketing of process monitoring instrumentation (NovaChem) and the sale of instruments and consumables in Australia (Clinical Data Australia). The Company evaluates the performance of its operating segments based on income before income taxes, accounting changes, and nonrecurring items. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the nine months ended December 31, 1999 and 1998 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
December 31, 1999	$8,691,325	$ 1,717,914	$ 223,274	$ -	$ 10,632,513
December 31, 1998	9,998,404	988,752	267,090	-	11,254,246

Operating Costs
December 31, 1999	$8,875,163	$1,552,836	$ 169,260	$104,640	$ 10,701,899
December 31, 1998	10,392,252	953,784	258,205	49,293	11,653,534

Net Income (Loss)
December 31, 1999	$ (103,016)	$ 158,451	$ (64,802)	$ 27,064	$ 17,697
December 31, 1998	(371,005)	(4,858)	91,633	(109,752)	(393,982)

Total Assets
December 31, 1999	$7,152,139	$ 913,581	$ 56,758	$250,572	$ 8,373,050
March 31, 1999	8,841,020	443,778	75,238	298,774	9,658,810

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

Financial Condition and Liquidity

The Company generated approximately $68,000 of cash in operations during the first nine months of fiscal year 2000. The increase in funds comes from the decrease in inventory levels and prepaid expenses offset by an increase in accounts receivable, and a decrease in accounts payable and accrued expenses. During the nine months, the Company used $206,000 in investing activities, chiefly for the purchase of equipment. Approximately $7,000 was generated by financing activities which came primarily from an increase in short-term debt.

In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,821,000) line of credit. Interest on this facility is set at 1.25% plus surcharge (presently 1%) above the base rate as reported by the European Central Bank, 3.0% at December 31, 1999. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of December 31, 1999, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data Australia entered into an agreement for a 450,000 Australian dollar (approximately $295,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3%; the Australian prime rate is presently 8.5%. Trade receivables and inventory of Clinical Data Australia are provided as security for this facility; the line also requires the maintenance of certain covenants. As of December 31, 1999, the Company is in full compliance with all capital covenants of the credit line.

The Company's sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital into fiscal year 2001.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company's liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $382,000 of the December 31, 1999 balance of $1,156,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment which is a separate component of stockholders' investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $8.27 million of $8.37 million of current assets reside in the Company's foreign subsidiaries.

Results of Operations

Third Quarter ended December 31, 1999 compared to the Third Quarter ended December 31, 1998

Consolidated revenues decreased 2.0% for the third quarter of fiscal 2000 and 5.5% for the nine months ended December 31, 1999 as compared to the respective periods in the prior year. During the three and nine month periods, the Dutch Guilder weakened against the United States dollar by 13.3% and 7.2%, respectively. Therefore, when expressed in the Company's functional currency, the Dutch Guilder, sales increased 10.1% for the quarter and 1.3% for the year to date. As expressed in Dutch Guilders, sales at Vital Scientific decreased by 1.5% for the three months and 6.8% for the nine months, due to lower unit sales of certain products. This decrease is offset by an increase in sales at Clinical Data Australia of 83.6% for the quarter and 66.6% for the year to date when stated in Australian dollars.

The gross margin increased from 27.0% to 33.8% for the three month periods ended December 31, 1998 and 1999, respectively, and from 26.1% to 33.7% for the nine month periods then ended. The increased margins are the result of improved product pricing, reduced product costs and a sponsored research and development contract.

Sales and marketing costs declined by 34.1% and 33.1% for the quarter and year to date, respectively. The reduction is attributable to a cost containment program and to the weakening of the Dutch Guilder as noted above.

Research and development expenses increased 56.7% and 25.7% for the three and nine month comparatives, respectively. The increase is related primarily to the sponsored product development noted above.

General and administrative costs increased 1.1% for the quarter ended December 31, 1999 and 14.4% for the year to date as compared to the respective periods last year. Increased expenses resulting from additional sales at Clinical Data Australia are the primary reason for the year to date increase in administrative expenses.

During the fourth quarter of fiscal year 1999, the Company began implementation of a restructuring program at its Vital Scientific subsidiary. All employees being terminated under the plan were notified as of September 30, 1999, and there were no additional charges during the third quarter.

Interest expense decreased $2,000 for the quarter and $27,000 for the year to date. The decrease is due to fewer unit sales of the HYTEC 288 that was financed under a governmental development loan. The loan is to be repaid as units of the product are sold. Interest income decreased due to fewer funds being available for investment. Other income and expense is predominantly composed of foreign currency transaction gains and losses on the results of operations.

The minority interest as shown on the December 31, 1999 financial statements is the 5% of the Clinical Data Australia sold to an officer of the Company on May 19, 1999.

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

The Company is accumulating information regarding the "Year 2000 compliance" status of its main customers and suppliers. Based on information to date, the Company's major customers and suppliers will not be adversely affected by the "Year 2000" problem, which will in turn adversely effect the Company.

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

Based on the foregoing, the Company presently believes that the "Year 2000" issue will not have a material impact on the Company's business operations or financial condition. There are no assurances, however, that as yet unidentified "Year 2000" problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, operating results or financial condition. For the Company, January 1, 2000 passed without complication.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company's foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at December 31, 1999, while stockholders' equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the nine months ended December 31, 1999. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries' respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders' investment in the accompanying consolidated balance sheets. Substantially all of the Company's sales were denominated in foreign currencies during the three- and nine-month periods ended December 31, 1999 and 1998. The Company recognized a loss of approximately $381,000 related to such foreign currency transactions and translations as of December 31, 1999, which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders' investment.

Investment Portfolio The Company does not invest in derivative financial investments that meet the high quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure of any issue, issuer, and type of investment. See Note 1 Summary of Significant Accounting Policies in the Notes to Unaudited Consolidated Financial Statements.

Part II. OTHER INFORMATION

Item 1. Legal proceedings:

None

Items 2-6.

None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Novitron International, Inc.
(Registrant)

Israel M. Stein MD
Date: February 7, 2000	Israel M. Stein MD
President