Form 10-K
period 2000-03-31
NOVITRON INTERNATIONAL INC
filed 2000-06-23
CIK 716646

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $4,335,681 based on the average price of the Common Stock as reported by NASDAQ on June 20, 2000.

As of June 14, 2000, there were 1,445,227 shares of the Registrant’s Common Stock issued and outstanding.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its 2000 Annual Meeting into Part III of Form 10-K.

Novitron International, Inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended March 31, 2000

                                   Table of Contents

PART I	Page
Item 1 Business	1
Item 2 Properties	10
Item 3 Legal Proceedings	10
Item 4 Submission of Matters to a Vote of Security Holders 10
PART II
Item 5 Market Price for Registrant’s Common Equity and
Related Stockholder Matters	11
Item 6 Selected Financial Data	12
Item 7 Management’s Discussion and Analysis of Financial
Condition and Results of Operations	13
Item 8 Financial Statements and Supplementary Data	16
Item 9 Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	16
PART III
Item 10 Directors and Executive Officers of the Registrant	17
Item 11 Executive Compensation	17
Item 12 Security Ownership of Certain Beneficial Owners
and Management	17
Item 13 Certain Relationships and Related Transactions	17
PART IV
Item 14 Exhibits, Financial Statement Schedules and
Reports on Form 8-K	17
Signatures	18

PART I

Item 1. Business

Novitron International, Inc. (the "Company") is a multinational corporation focusing on scientific instrumentation used in medical, veterinary, and analytical laboratories and in industrial process monitoring. The Company’s Dutch subsidiary, Vital Scientific NV ("Vital Scientific"), designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and strategic partnerships which include Dade Behring, Hycor Biomedical, AVL List, and Landmark Scientific. The Company’s Australian subsidiary, Clinical Data (Australia) Pty. Ltd. ("Clinical Data Australia"), distributes diagnostic instruments and assays in the South Pacific and has entered into a strategic alliance with Medical Innovations Limited for the development of immunoassay diagnostics. The Company’s Dutch subsidiary, NovaChem BV ("NovaChem"), develops and markets process monitors with applications in petrochemical and pharmaceutical production and in environmental monitoring.

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

In July 1992, the Company established Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia and the South Pacific. As described in Note 3 of the Notes to the Consolidated Financial Statements, the Company has sold 5% of this subsidiary to an officer of the Company on May 19, 1999.

In April 1994, to better reflect the Company’s international scope and diversification, the Company’s name was changed from Clinical Data, Inc. to Novitron International, Inc.

VITAL SCIENTIFIC NV

Established in 1956 and now headquartered in Spankeren/Dieren, The Netherlands, Vital Scientific is the nucleus of the Company’s operations. Vital Scientific designs, develops, manufactures, and distributes scientific instrumentation for medical, veterinary and industrial applications.

The subsidiary’s principal products, marketed under the "Vitalab" tradename, are automated and semi-automated analytical instruments used in medical and veterinary laboratories and sold directly and under private labels. These instruments include:

  The Vitalab Selectra E, Selectra II and Vitalab Flexor "walk-away" clinical chemistry analyzers, capable of performing over 70 different diagnostic tests using reagents from almost all manufacturers.
  The Vitalab Viva, a dedicated system designed for therapeutic drug monitoring ("TDM") and for the detection of drugs of abuse ("DOA"), marketed by Dade Behring in over thirty countries worldwide. The distribution agreement originally signed in 1997, was expanded in March 2000 for an additional four years. This Viva analyzer is dedicated specifically for use with the Dade Behring Emit line of diagnostic assays for TDM and DOA.
  The HY-TEC 288 is a fully automated enzyme immunoassay system, which was developed and is manufactured for Hycor Biomedical, Inc. of Garden Grove, California. Hycor announced in April 2000 that it will begin shipping the HY-TEC 288 with a reagent system that permits the testing of up to eight (8) different autoimmune tests or over nine hundred (900) specific allergies in a single run. Autoimmune disease, which is frequently misdiagnosed in medical practice, is the underlying cause of more than 80 chronic illnesses. An estimated 50 million Americans suffer from autoimmune diseases. In addition, allergy symptoms are responsible for more visits domestically to doctors than any other single disease, with more than 40 million Americans suffering from allergies.

Hycor Biomedical has publicly stated that "The allergy and autoimmunity disease-testing segments of the in-vitro diagnostics market, potentially a $675 million opportunity, are currently not being served by a single major company. With the launch of the HY-TEC 288, Hycor has significantly expanded its market opportunities worldwide. Hycor's allergy test menu is the largest in the world and our autoimmune disease test menu is one of the broadest available in the U.S., so the laboratory can do more fully automated allergy and autoimmune testing on the HY-TEC 288 than on any other instrument. With the launch of the HY-TEC 288, we believe that Hycor is well-positioned for an alliance or partnership with a major diagnostics company."

In March 1998,Vital Scientific received FDA approval, under Section 510(k) of the Food, Drug and Cosmetic Act, to market the Vitalab Viva and Vitalab Flexor instruments in the United States.

During fiscal 1998, Vital Scientific was awarded and continues to be certified as an ISO 9001 facility.

Marketing and Distribution

In 1997, a major customer, E. Merck, restructured its diagnostic division and presented a major challenge to the profitability of the Company. Sales to E. Merck represented approximately seventy-five percent (75%) of the Company’s revenues during fiscal 1997 versus only eleven percent (11%) of sales revenue in fiscal 2000.

During the past three years, Vital Scientific has reconfigured the distribution network for its technology. Vital Scientific expanded its direct dealer network for marketing certain of the company’s products in Europe, the Far East, Latin America and China.

In December 1997, Vital Scientific entered into an agreement with AVL List GmbH of Graz, Austria for the exclusive distribution of certain of the Company’s products in the medical markets of Eastern Europe, Scandinavia, and the countries of the former Soviet Union. Privately held AVL is a leading supplier of Blood Gas and Ion Selective Electrode technology. In March 2000 AVL announced a merger with Roche Diagnostics; the impact to the Company is unknown at this time, but alternative strategies are being developed to protect the company's market share.

In June 1998, Vital Scientific signed an agreement with the Wiener Laboratorios SAIC of Rosario, Argentina for the exclusive distribution for Latin America of the Vitalab series of clinical chemistry analyzers. Established in 1960, Wiener Lab is the leading independent manufacturer of reagents in South America and is a major marketer of clinical chemistry instrumentation and reagents in the region. Wiener Lab is responsible for both the sales and service of Vital Scientific instrumentation in the territory.

In January 2000, the Company signed an agreement with Landmark Scientific, Inc. of Greensboro, North Carolina for the distribution of the Vitalab Selectra in the United States. Landmark Scientific intends to offer Vital Scientific's automated clinical chemistry analyzer to the "point-of-care" market. The Company is also planning for the first time to attend the American Association of Clinical Chemistry exhibition in San Francisco in July 2000, the largest domestic meeting devoted to the Company's market.

During fiscal 2000 and 1999, the market for the Company’s products was expanded to North African and the Middle East through a growing relationship with a London-based company.

A complete description of the products can be found at the company’s website, www.vitalscientific.com.

Product Development

To develop new products, Vital Scientific maintains a research team of fourteen (14) professionals augmented by contract personnel, and further supported by the staff of the TNO Product Centre, the Netherlands organization for applied scientific research. The Company has in-house expertise in the disciplines of mechanical design, electronic engineering and systems programming. Its mechanical prototyping and assembly operations are highly automated.

During fiscal 2000, 1999, and 1998, the Company spent approximately $1,985,000, $1,825,000, and $1,482,000, respectively, on research and development at Vital Scientific.

In the past three years the company has introduced two analyzers: the Vitalab Selectra-E and the HY-TEC 288. The top-of-the-line Vitalab Selectra-E is a patient selective, high throughput clinical chemistry analyzer, capable of a wide range of routine, immunologic and esoteric testing. This instrument, designed for use with reagent diagnostics from different sources, targets the hospital and point-of-care markets. Vital Scientific believes that the unique robotic features, the user-friendly interface and the wide range of applicable reagents available from several manufacturers for this instrument provides its target markets with state-of-the-art affordable "walk-away" testing capability.

The HY-TEC 288 is a fully automated Enzyme Immunoassay system designed for allergy and autoimmune disease testing. The HY-TEC 288 is manufactured for Hycor Biomedical, Inc. As noted above, Hycor announced in April 2000 that it will begin shipping the HY-TEC 288, with a reagent system that permits the testing of up to eight (8) different autoimmune tests or over nine hundred (900) specific allergies in a single run.

In January 1999, Vital Scientific signed an agreement with Scil Diagnostics GmbH (formerly Scil Animal Care Company, GmbH) of Viernheim, Germany to develop and manufacture a fully automated clinical chemistry and immunodiagnostic laboratory instrument designed primarily for the veterinary market. The OEM analyzer, introduced at the Medica Exhibition in November 1999, was intended to be distributed worldwide by Scil and is being designed to run the Scil brand of diagnostic assays. The agreement, which covers the cost of development, also provides a purchase commitment valued at approximately 20 million Deutsche Marks ($10 million) for the first two years of production. As recently announced, a dispute arose between the parties with respect to this development. If not resolved amicably, the agreement requires binding arbitration. In the event that Vital Scientific is not successful in resolving the outstanding issues, Vital Scientific intends to vigorously pursue the remedies contained in the contract. The Company feels that its position is meritorious and it will prevail if any action is undertaken. If the dispute is settled Vital has every intention of completing development and delivering analyzers to Scil in the near future. The impact of the delay resulting from the present dispute is, however, unknown at this time. Regardless of the outcome, this development has permitted Vital Scientific to gain expertise in a new generation of technology, which the Company intends to actively employ in other projects.

Research and development efforts at Vital Scientific are expected to be maintained at a constant level during fiscal 2001. The Company intends to develop new products where the Company perceives a demand and believes the product may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Competition

In developing instruments for dual-label and private label sales by third parties, and in marketing directly to distributors, the Company competes with numerous other companies. These include the direct marketers as Bayer, Roche Diagnostics, and Kone Instruments, and in the OEM field with Sequa Corporation, Integrated Technologies Ltd., Medical Innovations, Inc. and many other smaller European and American companies. The Company believes that it competes on its capabilities, the quality of its products, and its ability to produce in a timely fashion.

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

Although initially established to support the strategic marketing activities, the Company has aggressively expanded its product line and has cultivated a growing third party diagnostics distribution business that is ideally positioned to represent European, American, and Australian companies.

Clinical Data Australia currently represents the following companies:

    Hycor Biomedical - Urinalysis systems and consumables
    Axis-Shield - QC sera and cell biology products
    R&R Mechatronics - ESR analyzers
    Vital Scientific - Clinical chemistry analyzers
    E. Merck - Clinical chemistry reagents
    AI Analysinstrument AB – Closed tube ESR products
    ABX Hematologie – Cell counters and related reagents
    Medical Innovations Ltd. – Tumor markers and autoimmune assays
    Trinity Biotech - Autoimmune and infectious disease diagnostics
    Biochem Immunosystems – ELISA processors
    Cogent – Autoimmune Reagents
    Eurospital – Tissue transglutaminase reagents
    Polymedco – IFA accessories

The Hycor™ Biomedical line was launched in 1995 and has proven highly successful. The product is the leading urinalysis system in Australia with a market share of over 90 per cent (90%). A detailed review of the product offerings of Clinical Data Australia may be found on their website, www.clinicaldata.com.au.

In March 1999, Clinical Data Australia and Medical Innovations Limited ("MIL") of Sydney, Australia, entered into a global strategic alliance for the distribution of MIL’s current immunoassay diagnostics and for the development of an diagnostic system based on instrumentation to be developed by Vital Scientific. MIL has developed a range of unique tumor marker assays used in the management of breast and ovarian cancers and in the diagnosis of autoimmune diseases. Clinical Data Australia has used its strategic alliance with MIL to build a growing presence in the Australian and New Zealand immunodiagnostic market. The company is progressively expanding its product range to further this objective.

During the current fiscal year the company has commenced promotion of its own brand of infectious disease reagents under the trademark, Vital Diagnostics. This product line was launched at Medica ‘99 held in Dusseldorf, Germany and has attracted considerable interest from potential distributors.

NOVACHEM BV

Established in 1992, NovaChem has developed and markets the IPM-Mark II Process Analyzer. This solid state instrument, which employs fiber-optic and diode-array spectroscopic technology, was specifically designed for the on-line and continuous process monitoring of gases and liquids.

Using the IPM-Mark II, NovaChem has developed a series of applications which include: the monitoring of Claus Plant sulfur recovery, color analysis, and the measurement of sulfur dioxide, oxides of nitrogen, and ammonia in stack emissions. The technology has also been proven effective in controlling ethylene glycol manufacture, and in monitoring the production of pharmaceuticals. NovaChem’s products are production engineered and manufactured by Vital Scientific.

A complete description of the products may be found on the company’s website www.novachembv.com.

During fiscal 2000, NovaChem completed installations in the United States in the monitoring of ethylene dichloride production in a major company in Louisiana and in the catalytic conversion of oxides of nitrogen for a chemical company.

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

NovaChem’s technology is primarily marketed from NovaChem’s Internet website and links from technical exposition web services and through established dealers and manufacturer’s representatives worldwide. Additional dealers were added this past year in the United States, Germany, Canada, and South Africa. A marketing cooperation has also been secured with Teledyne Analytical Instruments for certain applications of the technology.

Product Development

During fiscal 2000, 1999 and 1998, NovaChem spent approximately $74,000, $54,000, and $107,000 respectively, on research and development. Resources were also employed for the development of related sampling systems necessary for the coupling of the diode-array monitor to the process line.

Competition

In developing and marketing instruments for process monitoring, NovaChem competes with many companies in Europe and the United States. These include Ametek, Applied Automation, Zeiss and numerous others which have greater financial and marketing resources than NovaChem. The Company believes that it competes on the basis of specialized features of its technology, simplicity of operation, high performance-to-cost ratio, and quality of its products.

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

The Company’s subsidiaries comply with European CE regulations and Vital Scientific is ISO 9001 approved.

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

Warranty and Product Liability

Warranty expenses were approximately one-tenth of one percent (0.10%) during fiscal 2000 and four-tenths of one percent (0.40%) for fiscal 1999.

Vital Scientific maintains product liability insurance in the amount of NLG10 million ($4.3 million) for the international sales of its laboratory instrumentation. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2001. The Company will reevaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company’s insurance coverage, if any, will not be successfully asserted against the Company.

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

The financial reporting systems currently used by the Company are "Year 2000 compliant". The "Year 2000" issue did not have a material impact on the Company’s business operations or financial condition.

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

Backlog

At the close of the fiscal year ended March 31, 2000, the Company had a backlog of approximately $2,625,000 as compared to $1,589,000 in 1999. It is anticipated that all of the existing backlog will be filled by shipments during fiscal 2001. Deliveries are generally made within 30 days after the receipt of an order.

Seasonality

The Company does not believe that its business has any significant seasonal factors.

Employees

The Company had eighty-nine (89) full, part-time, and contract employees as of March 31, 2000. Seventy-seven (77) of these employees are employed by Vital Scientific, one (1) by NovaChem, ten (10) by Clinical Data Australia and one (1) by Novitron International, Inc.

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

Israel M. Stein, M.D., 57, has served as Chairman of the Board since 1972 and as President from 1972 until February 1988, and again since February 1989. Dr. Stein is a graduate of the Albert Einstein College of Medicine, a member of Alpha Omega Alpha, and is a Salk Scholar of the City University of New York. Before joining the Company, Dr. Stein served as Senior Assistant Surgeon at the National Institutes of Health and as a resident at Harvard Medical School.

Adrian Tennyenhuis, 49, Senior Vice President of the Company is currently also the Managing Director of Clinical Data (Australia) Pty. Ltd. Mr. Tennyenhuis was formerly the Managing Director of Vital Scientific NV from 1989 to 1991. Before joining the Company, he held increasingly senior sales and marketing positions with Behring Diagnostics.

Emile Hugen, 55, has been the Managing Director of Vital Scientific NV since October 1991. With over 25 years of increasing management responsibility in manufacturing and operations at Vital Scientific, Mr. Hugen is an experienced operating officer of the Company.

Item 2. Properties

The Company leases approximately 500 square feet of office space in Newton, Massachusetts under a series of short-term leases.

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

Clinical Data Australia occupies approximately 3,000 square feet of office and warehousing space in Castle Hill, New South Wales under a lease expiring in December 2000.

The Company believes its current facilities are adequate for its planned needs in the near future.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Security Holder Matters

a) Market information: The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol NOVI. The following table sets forth the range of high and low sale prices per share of Common Stock for each quarter in fiscal 2000 and 1999 as reported by the NASDAQ Stock Market.

                                                                                                                                         Prices

Fiscal Year Ended March 31, 2000	High	Low
First Quarter	$ 1.75	$ 0.81
Second Quarter	$ 2.38	$ 1.06
Third Quarter	$ 3.50	$ 1.75
Fourth Quarter	$ 4.22	$ 1.50
Fiscal Year Ended March 31, 1999	High	Low
First Quarter	$ 4.00	$ 1.12
Second Quarter	$ 3.00	$ 1.75
Third Quarter	$ 3.12	$ 0.50
Fourth Quarter	$ 2.75	$ 1.12

b) The approximate number of holders of record and beneficial owners of the Company’s Common Stock at March 31, 2000 and March 31, 1999 were 226 and 600 and 236 and 598 , respectively.

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

Fiscal Year Ended March 31

(In thousands, except per share amounts)
	2000	1999	1998	1997	1996[a]
Income Statement Data
Revenues	$14,183	$15,418	$11,802	$13,845	$17,908

Gross profit	$4,830	$4,153	$3,277	$3,713	$5,002

Net income (loss)	$108	$(470)	$104	(583)	$(1,506)

Basic net income (loss) per share	$0.07	$(.32)	$0.08	$(0.44)	$(1.14)

Diluted net income (loss) per share	$0.07	$(.32)	$0.08	$(0.44)	$(1.14)

Basic weighted average common shares outstanding	1,442	1,453	1,323	1,322	1,322

Weighted average common shares outstanding	1,531	1,453	1,323	1,322	1,322
a Per share amounts have been retroactively adjusted to reflect the 1:3 reverse stock split on December 4, 1996.

Balance Sheet Data
Working Capital	$2,555	$2,595	$3,099	$4,206	$5,277
Total Assets	$8,279	$9,659	$9,405	$8,568	$12,294
Long-Term Debt Obligations	$0	$23	$30	$41	$54
Stockholders’ Investment	$3,999	$4,300	$4,641	$4,973	$6,192

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company has cash and cash equivalents of approximately $1.3 million and working capital of approximately $2.6 million at March 31, 2000. The Company generated approximately $407,000 of cash from operations during the fiscal year ended March 31, 2000. The increase in funds generated comes from net income, the decrease in inventory levels and prepaid expenses offset by a decrease in accounts payable and accrued expenses. During fiscal year 2000, approximately $352,000 was used in investing activities chiefly for the purchase of fixed assets. Approximately $16,000 was used in financing activities. The funds were used to purchase treasury stock and to pay down long-term debt and offset by the increase in short-term borrowings.

In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,729,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 4.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of March 31, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data Australia entered into an agreement for a 450,000 Australian dollar (approximately $273,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3.0%; the prime rate is presently 9.75%. Trade receivables and inventory of Clinical Data Australia are provided as security for this facility; the line also requires the maintenance of certain capital ratios. As of March 31, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2001.

The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (See Note 11 in Notes to the Consolidated Financial Statements.) Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the Company’s predominant foreign functional currency, the Dutch Guilder, is translated into U.S. dollars. Approximately $217,000 of the March 31, 2000 balance of $1,326,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of translation into U.S. dollars of the amounts held in local currencies is reflected as a separate component of stockholders’ investment on the balance sheet. The cumulative translation adjustment in stockholders’ investment is approximately 6.6% of total assets on the March 31, 2000 consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $6.64 million of $6.69 million of current assets reside in the Company’s foreign subsidiaries.

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

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

When analyzing the comparative revenue and expense figures presented below for the fiscal years ended March 31, 2000 and 1999, consideration should be given to the 8.9% weakening of the Company’s functional currency, the Dutch Guilder, against the United States dollar.

Consolidated revenues for fiscal year 2000 decreased 8.0% as compared to fiscal year 1999. Revenues, when expressed in the Company’s functional currency, the Dutch Guilder, were approximately the same as in fiscal year 1999. As expressed in Dutch Guilders, sales at Vital Scientific decreased 8.5% between years because of lower unit sales of certain products. This was offset by an increase in sales at Clinical Data (Australia) of 71.2% when expressed in Australian dollars and impacted by a decrease of 18.4 % in revenues at NovaChem.

The gross margin increased from 26.9% for the year ended March 31, 1999 to 34.1% for the year ended March 31, 2000. The increased margin is the consolidated result of improved performance at each of the operating subsidiaries as a result of   improved product pricing, reduced product costs, and the effect of a sponsored research and development contract.

Sales and marketing expenses decreased 15.3% on a consolidated basis as compared to the prior year. The decrease is primarily the result of a cost containment program at Vital Scientific and NovaChem offset by an increase in sales expenses at Clinical Data (Australia) commensurate with their increase in revenues.

Research and development expenses increased 9.0% as compared to fiscal year 1999. This increase is principally due to the aforementioned sponsored research and development contract at Vital Scientific.

General and administrative expenses decreased 1.5% from last year.

During the fourth quarter of fiscal year 1999, the Company began implementation of a restructuring plan at the Company’s subsidiary, Vital Scientific. As of March 31, 2000, the restructuring plan was completed and all amounts charged against the profit and loss statements have been paid out.

Interest expense decreased 79.6% from fiscal year 1999. The decrease is principally due to fewer unit sales of the HYTEC-288 that was financed under a governmental development subsidy. This loan is repaid as units of the product are sold. Interest income decreased, as fewer funds were available during the year for investment.

Other income and expense in fiscal year 2000 results principally from an adjustment for interest in a subsidy. In fiscal year 1999 the amount for other income and expense was principally due to the effect of foreign currency transaction gains and losses on the results of operations.

The minority interest as shown on the fiscal year 2000 financial statements is the 5% of Clinical Data Australia sold to an officer of the Company on May 19, 1999. The details of this transaction are disclosed in Note 3 in the Notes to Consolidated Financial Statements. In fiscal year 1998, the minority interest was attributable to the 6% of Vital Scientific that was not owned by the Company. On October 21, 1997, Vital Scientific became a wholly owned subsidiary.

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

In the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of March 31, 1999, the Company had terminated three employees, one in sales and two in research and development and planned to complete the restructuring in the first half of fiscal year 2000. Management anticipated the future amount of the restructuring charge to approximate $81,000. At March 31, 1999, the entire amount of the accrual remained and was comprised entirely of severance related costs. The total cash impact of the restructuring related to fiscal year 1999 was $50,946, which was paid during fiscal year 2000.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during fiscal 2000. The Company recognized a loss of approximately $400,000 related to such foreign currency transactions and translations in 2000 which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference to the table appearing under the caption "Election of Directors" in the Company’s definitive 2000 Proxy Statement for its Annual Meeting of Stockholders to be held on September 12, 2000.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company’s definitive 2000 Proxy Statement for its Annual Meeting of Stockholders to be held on September 12, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company’s definitive 2000 Proxy Statement for its Annual Meeting of Stockholders to be held on September 12, 2000.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company’s definitive 2000 Proxy Statement for its Annual Meeting of Stockholders to be held on September 12, 2000.

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

NOVITRON INTERNATIONAL, INC.

Israel M. Stein, M.D.

                                                             Israel M. Stein, M.D.
Dated: June 23, 2000                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: June 23, 2000                                  Israel M. Stein, M.D.

                                                                 Israel M. Stein, M.D
                                                                 Chairman of the Board
                                                                 Principal Executive Officer

Date: June 23, 2000                                 Arthur B. Malman

                                                                 Arthur B. Malman
                                                                 Director

Date: June 23, 2000                                  Alexander Sherman

                                                                 Alexander Sherman
                                                                 Director

Novitron International, Inc. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements Page
Report of Independent Public Accountants	20
Consolidated Balance Sheets at March 31, 2000 and 1999	21
Consolidated Statements of Operations for the Years Ended March 31, 2000, 1999, and 1998	23
Consolidated Statements of Stockholders’ Investment for the Years Ended March 31, 2000, 1999, and 1998	24
Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999, and 1998
25
Notes to Consolidated Financial Statements	27

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	41

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novitron International, Inc.:

We have audited the accompanying consolidated balance sheets of Novitron International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended March 31, 2000. These financial statements and the accompanying schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts

June 20, 2000

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2000 AND 1999

                    ASSETS

	2000	1999
CURRENT ASSETS:
Cash and cash equivalents	$1,326,513	$ 1,287,073
Accounts receivable, less reserves of $99,127 and $78,999 in 2000 and 1999, respectively	2,601,814	2,883,384
Inventories	2,360,177	3,018,573
Prepaid expenses	276,911	408,479
Other current assets	127,653	163,275
Total current assets	6,693,068	7,760,784

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,356,535	2,440,124
Furniture and fixtures	352,399	388,471
Leasehold improvements	371,538	338,380
Vehicles	61,896	63,503
	3,142,368	3,230,478
Less: Accumulated depreciation
and amortization	2,226,638	2,262,255
	915,730	968,223

OTHER ASSETS, net	670,618	929,803
	$ 8,279,416	$ 9,658,810

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2000 AND 1999

(Continued)

                LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	2000	1999
CURRENT LIABILITIES:
Short-term notes payable and current
portion of long-term debt	$ 16,825	$ 3,735
Accounts payable	2,425,514	2,842,104
Accrued expenses	1,573,527	2,205,531
Customer advances	65,886	114,913
Accrued income taxes	56,457	-
Total current liabilities	4,138,209	5,166,283
MINORITY INTEREST	17,463	-
LONG-TERM DEBT, net of current portion	-	23,272
DEFERRED TAXES	124,774	169,000

COMMITMENTS AND CONTINGENCIES: (Note 6)

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued and outstanding: 1,445,227 and 1,454,425 in 2000 and 1999, respectively	14,452	14,544
Capital in excess of par value	4,862,481	4,881,066
Cumulative translation adjustment	(548,100)	(147,736)
Retained deficit	(329,863)	(437,442)
Treasury stock, 0 and 5,500 shares at cost in 2000 and 1999, respectively	-	(10,177)
Total stockholders’ investment	3,998,970	4,300,255
	$ 8,279,416	$ 9,658,810

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

	2000	1999	1998

REVENUES	$14,182,636	$15,417,896	$11,802,250
COST OF REVENUES	9,352,611	11,265,352	8,525,040
Gross profit	4,830,025	4,152,544	3,277,210
OPERATING EXPENSES:
Sales and marketing	848,818	1,002,107	728,996
Research and development	2,012,237	1,845,813	1,336,306
General and administrative	1,823,131	1,851,910	1,781,378
Restructuring	74,876	50,946	-
	4,759,062	4,750,776	3,846,680
Income/(loss) from operations	70,963	(598,232)	(569,470)
Interest expense	(25,779)	(126,280)	(75,409)
Interest income	11,823	22,327	57,317
Other income (expense), net	113,711	(3,969)	711,009
	170,718	(706,154)	123,447
Provision for (benefit from) income taxes	53,000	(236,000)	26,000
	117,718	(470,154)	97,447
Minority interest	(10,139)	-	6,503
Net income (loss)	$107,579	$ (470,154)	$ 103,950
Basic net income (loss) per share	$ 0.07	$ (0.32)	$ 0.08
Diluted net income (loss) per share	$ 0.07	$ (0.32)	$ 0.08
Basic weighted average common shares outstanding	1,442,046	1,453,091	1,323,092
Diluted weighted average common shares outstanding	1,511,685	1,453,091	1,323,092

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998
						Cumulative Translation Adjustment	Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)
	Number of Shares	Par Value
BALANCE at March 31, 1997	1,322,005	$13,220	$4,882,390	$ -	$(71,238)	$148,696	$ -
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	132,206	1,322	(1,322)	-	-	-	-
Translation adjustment	-	-	-	-	-	(436,080)	(436,080)
Net income	-	-	-	-	103,950	-	103,950
Total comprehensive loss							$(332,130)
BALANCE at March 31, 1998	1,454,211	14,542	4,881,068	-	32,712	(287,384)
Further issuance of common stock in connection with a 10% stock dividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)	-	(470,154)
Total comprehensive loss							$(330,506)
BALANCE at March 31, 1999	1,454,425	14,544	4,881,066	(10,177)	(437,442)	(147,736)
Further issuance of common stock in connection with a 10% stock dividend of March 27, 1998	302	3	(3)	-	-	-
Sale of common stock	5,000	50	3,126	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-
Translation adjustment	-	-	-	-	-	(400,364)	(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$(292,785)
BALANCE at March 31, 2000	1,445,227	$14,452	$4,862,481	$ -	$(329,863)	$(548,100)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 107,579	$ (470,154)	$ 103,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	416,708	451,227	329,726
Capitalization of research costs	-	(33,115)	(241,730)
Gain on sale of equipment	-	(1,045)	(111,243)
Release of certain indebtedness	-	-	(113,522)
Deferred income taxes	(27,408)	(3,657)	(230,995)
Minority interest	10,139	-	(6,503)
Changes in Current Assets and Liabilities
Accounts receivable	(44,489)	(457,278)	(109,265)
Inventories	347,122	788,504	(1,490,514)
Prepaid expenses	93,638	(58,848)	(95,983)
Other current assets	25,505	(140,518)	48,493
Accounts payable	(107,304)	217,587	1,324,810
Accrued expenses	(428,618)	308,526	804,576
Customer advances	(39,158)	120,288	(69,390)
Accrued income taxes	53,717	(176,170)	84,007
Net cash provided by operating activities	407,431	545,347	226,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	-	-	99,472
Decrease (increase) in other assets	73,120	36,906	(37,664)
Purchase of equipment	(321,792)	(500,336)	(576,460)
Proceeds from sale of equipment	15,560	-	151,360
Purchase of minority interest	-	-	(200,140)
Sale of minority interest	7,324	-	-
Other, including foreign exchange effects on cash	(125,951)	44,334	(62,820)
Net cash used in investing activities	(351,739)	(419,096)	(626,252)

Continues on page 26

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

(Continued)

	2000	1999	1998
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on)short-term notes payable	$14,625	$ (51,406)	$ 2,948
Payments on long-term debt	(22,377)	(7,513)	(7,465)
Sale of common stock	3,176	-	-
Purchase of treasury stock	(11,676)	(10,177)	-

Net cash used in financing activities	(16,252)	(69,096)	(4,517)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,440	57,155	(404,352)

CASH AND CASH EQUIVALENTS,BEGINNING OF YEAR	1,287,073	1,229,918	1,634,270
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,326,513	$ 1,287,073	$ 1,229,918

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 27,524	$ 271,683	$ 124,722
Income taxes	$ 983	$ 2,551	$ 38,171

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

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

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd. (95% owned subsidiary – see Note 3), NovaChem BV, Spectronetics NV, and Vital Scientific NV (see Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at March 31, 2000 and 1999:

	2000	1999
Raw materials	$1,290,048	$ 1,774,146
Work-in-process	335,875	421,680
Finished goods	734,254	822,747
	$2,360,177	$3,018,573

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

(1) Operations and Accounting Policies (continued)

(e) Depreciation and Amortization of Equipment and Intangibles

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of equipment and intangibles over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

Asset Classification	Useful Lives
Manufacturing and computer equipment	3-7 years
Furniture and fixtures	3-7 years
Leasehold improvements	Life of lease
Vehicles	3-5 years
Goodwill	7-20 years

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. If the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At March 31, 2000 and 1999, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at March 31, 2000, the Company does not believe impairment exists.

(f) Net income (loss) Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants based on the treasury stock method. In fiscal years 1999 and 1998, 118,035 and 104,818 weighted average potentially dilutive shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.

The calculation of basic and diluted weighted average shares outstanding are as follows:

	2000	1999	1998
Basic weighted average common shares outstanding	1,442,046	1,453,091	1,323,092
Weighted average potential common shares	69,639	-	-
Diluted weighted average shares outstanding	1,511,685	1,453,091	1,323,092

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

(k) Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash equivalents, accounts receivable and accounts payable, approximates their carrying value.

(l) Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with large financial institutions. See Notes 10 and 14 for significant customers and financial information by segment, respectively.

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

During the years ended March 31, 1999 and 1998, the Company capitalized approximately $32,000 and $242,000, respectively, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no amounts capitalized for the year ended March 31, 2000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company began to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during fiscal years 2000, 1999, and 1998 was approximately $39,000, $141,000 and $11,000, respectively, which is included in cost of revenues in the accompanying consolidated statements of operations.

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

(o) Segment Information

Effective for the year ended March 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements of this standard are presented in Note 14 of the Consolidated Financial Statements.

(p) New Pronouncements

In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of the Accounting Principles Board (APB) Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation would not have any effect on the accompanying financial statements.

The Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition," in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with APB No. 20, "Accounting Changes," no later than the second quarter of fiscal 2001. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company may do so in the future as operations expand domestically and abroad. The Company will evaluate the impact of foreign currency exchange risk and other derivative instrument risk on the results of operations when appropriate. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2002. The adoption of SFAS No. 133 is not expected to have a material impact on the Company’s financial condition or results of operations.

(2) Restructuring

In the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of September 30,1999, the Company had notified all affected employees about termination under the restructuring. At March 31, 2000, a total of $126,000 has been charged against earnings and paid out. Of this amount, $75,000 and $51,000 was charged during fiscal year 2000 and 1999, respectively. All cash payments under the plan were paid during fiscal year 2000.

(3) Clinical Data (Australia) Pty. Ltd.

The Company, as part of an incentive program, entered into a restricted stock purchase agreement whereby a Company officer may purchase up to 7.5% (16,575 shares of common stock) of the Company’s wholly-owned subsidiary, Clinical Data Australia. The sale of such shares is at par value. On May 19, 1999, the officer purchased 7.5% of Clinical Data Australia, of which 5% vested on such date. The minority interest as shown in the financial statements for fiscal year 2000 reflects such vested equity.

Pursuant to the terms of the restricted stock purchase agreement, the officer will vest in the remaining 2.5% of Clinical Data Australia as of April 1, 2001.

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

(5) Short-Term Notes Payable and Long-Term Debt

The Company’s debt obligations are as follows at March 31, 2000 and 1999:

	2000	1999
Short-term notes payable	$ 16,825	$ -

Long-term debt -
Notes payable, interest ranging from 11.35% - 11.55%	-	27,007
	16,825	27,007
Less: short-term notes payable and current portion of long-term debt	16,825	3,735
	$ -	$ 23,272

In April 1998, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,729,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank (4.5% at March 31, 2000). Trade receivables and inventory of Vital Scientific are provided as security for this facility. As of March 31, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data Australia entered into an agreement for a 450,000 Australian dollar (approximately $273,000) line of credit. Interest on this facility is set at prime plus 3.0%; the prime rate is presently 9.75%. Trade receivables and inventory of Clinical Data Australia are provided as security for this facility; the line also requires the maintenance of certain capital ratios. As of March 31, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

(6) Lease Commitments

The Company leases facilities, vehicles and computer equipment principally under operating leases. Future minimum lease payments under these operating leases as of March 31, 2000 are approximately as follows:

Year Ending March 31,	Amount
2001	$318,000
2002	299,000
2003	278,000
2004	277,000
2005	277,000
Thereafter	1,063,000
$2,512,000

Rent expense of approximately $326,000, $353,000 and $329,000 was incurred during fiscal 2000, 1999, and 1998, respectively.

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

(7) Stock Option Plans (continued)

The following table summarizes stock option activity.

		Option Price
	Number of Shares	Per Share	Total	Weighted Average Price
Outstanding at March 31, 1997	110,405	$2.73–14.25	$ 566,245	$5.13
Options canceled or expired	(13,788)	10.91-14.25	(181,110)	(13.14)
Outstanding at March 31, 1998	96,617	$2.73–13.30	$ 385,135	$3.99
Options granted	97,000	0.62-0.69	62,812	0.65
Options canceled or expired	(83,783)	2.73–13.30	(350,136)	(4.18)
Outstanding at March 31, 1999	109,834	$0.62-2.73	$ 97,811	$0.89
Options granted	5,000	$1.88	9,375	$1.88
Options exercised	(5,000)	$0.62	(3,125)	$0.62
Options exchanged for minority interest (Note 3)	(11,062)	$0.62	(6,910)	$0.62
Options canceled or expired	(10,000)	$0.62	(6,250)	$0.62
Outstanding at March 31, 2000	88,772	$0.62-2.73	$90,901	$1.02

Exercisable at March 31, 2000	86,272	$0.62-2.73	$ 86,556	$1.00
Exercisable at March 31, 1999	59,501	$0.62-2.73	$ 61,406	$1.03
Exercisable at March 31, 1998	36,485	$2.73 – 13.30	$184,260	$5.05

The range of exercise prices for options outstanding and options exercisable at March 31, 2000 is as follows:

	Outstanding		Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.62 - $0.68	70,938	4.56 years	$ 0.66	70,938	$ 0.66
$1.88	5,000	5.83 years	$ 1.88	2,500	$ 1.88
$2.73	12,834	3.47 years	$ 2.73	12,834	$ 2.73
	88,772	4.40 years	$ 1.02	86,272	$ 1.00

In October 1995, the FASB released SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 31, 1995. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has adopted the disclosure-only requirements of SFAS No. 123 and will continue to account for employee stock options using APB Opinion No. 25, making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

(7) Stock Option Plans (continued)

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company and its subsidiaries in the fiscal years ended March 31, 2000, 1999, and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 2000, 1999, and 1998 are as follows:

	2000	1999	1998
Risk-free interest rate	4.18% - 6.73%	4.18% - 6.73%	6.30% - 6.73%
Expected dividend yield	0	0	0
Expected lives	6.15 years	6.12 years	4.39 years
Expected volatility	50.93% - 110.50%	50.93% - 110.50%	50.93%-51.33%
Weighted average grant date fair value per share of options granted during the period	$1.88	$0.65	-

The pro forma effect on the Company of applying SFAS No. 123 to recognize certain compensation expense for the years ended March 31, 2000, 1999, and 1998 would be as follows:

	2000	1999	1998
Pro forma net income (loss)	$94,821	$(499,113)	$45,812
Pro forma net income (loss) per share	$0.06	$(0.33)	$0.03

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

(8) Income Taxes (continued)

The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations consists of the following:

	For the Year Ended March 31,
	2000	1999	1998
Current:
Domestic	$ -	$ -	$ 2,000
Foreign	33,000	(232,000)	278,000
Total Current	33,000	(232,000)	280,000

Deferred:
Domestic	-	-	-
Foreign	20,000	(4,000)	(254,000)
Total Deferred	20,000	(4,000)	(254,000)
	$ 53,000	$ (236,000)	$ 26,000

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

For the Year Ended March 31,
	2000	1999	1998
Provision for (benefit from) taxes at statutory rate	$60,000	$ (247,000)	$ 43,000
Utilization of domestic net operating loss carryforward	-	-	(166,000)
Utilization of foreign net operating loss carryforward	(240,000)	(38,000)	-
Domestic operating loss not benefited	202,000	10,000	-
Foreign operating loss not benefited	42,000	9,000	144,000
Taxes resulting from higher incremental foreign rate	1,000	36,000	4,000
Tax benefit resulting from lower statutory foreign rate	(29,000)	(1,000)	(15,000)
Other	17,000	(5,000)	16,000
	$53,000	$ (236,000)	$ 26,000

(8) Income Taxes (continued)

The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 2000 and 1999 is as follows:

	2000	1999
Net operating loss carryforwards	$2,630,525	$2,662,764
General business tax credit carryforwards	31,331	46,428
Other, net	3,848	71,081
	2,665,704	2,780,273

Less: valuation allowance	2,641,403	2,702,940
	$ 24,301	$ 77,333

SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company has determined that, except for the net operating loss carryforward at Vital Scientific NV generated during fiscal year 1999, it does not meet the "more likely than not" standard. Accordingly, the Company has provided a valuation allowance against the deferred tax assets for all items except for the aforementioned net operating loss carryforward in 1999.

The tax effect on the components of the deferred tax liability at March 31, 2000 and 1999 is as follows:

	2000	1999
Prior pension service costs	$ -	$ 15,905
Depreciation	95,138	114,403
Restructuring	-	27,255
Temporary differences	28,841	17,450
Other	795	(6,013)
	$124,774	$169,000

The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $4,324,000 and $1,450,000, respectively; these carryforwards will expire from 2001 to 2020. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $31,000. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 2001 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service. There are approximately $4,510,000 in U.S. alternative minimum tax net operating loss carryforwards that between 2008 and 2020.

The Company has foreign net operating loss carryforwards of approximately $2,798,000 of which $348,000 are not subject to expiration and $2,450,000 which expire from 2001 to 2010.

(9) Pension Plan

The Company’s subsidiary, Vital Scientific NV, participates in a multiemployer defined benefit pension plan. Contributions and expenses incurred by the Company amounted to approximately $221,000, $119,000, and $97,000 during fiscal 2000, 1999, and 1998, respectively.

(10) Significant Customers

During fiscal 2000 and 1998, the Company had sales of scientific and process monitoring instrumentation to one significant customer amounting to approximately 11% and 56% of consolidated revenues, respectively; approximately 6% of accounts receivable at March 31, 2000 was from this customer. During fiscal 1999, the Company had sales of scientific and process monitoring instrumentation to two significant customers amounting to approximately 38% of consolidated revenues; at March 31, 1999, approximately 51% of accounts receivable were from these customers.

(11) Other Income (Expense), net

Other income (expense), net, consists of the following:

	For the Years Ended March 31,
	2000	1999	1998
Foreign exchange loss	$(10,278)	$(12,824)	$(48,039)
Settlement of a dispute	-	-	625,741
Gain on sale of certain assets	-	-	111,243
Subsidy adjustment	97,001	-	-
Other income, net	26,988	8,855	22,064
	$113,711	$ (3,969)	$711,009

(12) Accrued Expenses

Accrued expenses consist of the following:

	2000	1999
Payroll and payroll-related expenses	$421,881	$ 593,623
Warranty reserves	123,929	162,376
Development credits	785,680	1,171,195
Other	242,037	278,337
	$ 1,573,527	$ 2,205,531

(12) Accrued Expenses (continued)

The Company has entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product’s gross revenues as long as the product is a commercial success. The Company began to ship this product during fiscal year 1998, evidencing its commercial success. The Company has accrued all funding received as development credits in the table above.

(13) Other Assets

Other assets consist of the following:

	2000	1999
Goodwill, net of accumulated amortization of $391,000 and $411,000 at March 31, 2000 and 1999, respectively	$96,337	$ 142,260
Capitalized software development costs,net of accumulated amortization of $165,000 and $152,000 at March 31, 2000 and 1999, respectively	491,554	594,104
Other	82,727	193,439
	$670,618	$929,803

(14) Segment Information

Effective for the fiscal year ended March 31, 1999, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the design and marketing of process monitoring instrumentation (NovaChem) and the sale of instruments and consumables in Australia (Clinical Data Australia). The Company evaluates the performance of its operating segments based on net income, accounting changes, and nonrecurring items. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the revenues, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the years ended March 31, 2000, 1999 and 1998 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Revenues
March 31, 2000	$11,598,093	$2,358,162	226,381	$ -	$14,182,636
March 31, 1999	13,800,115	1,340,880	276,901	-	15,417,896
March 31, 1998	10,626,944	1,107,523	67,783	-	11,802,250

Operating Costs
March 31, 2000	$ 11,601,194	$2,170,925	$ 213,192	$ 126,362	$14,111,673
March 31, 1999	14,296,470	1,291,628	338,333	89,697	16,016,128
March 31, 1998	10,878,674	1,111,001	252,683	129,362	12,371,720

Net Income (Loss)
March 31, 2000	$ 145,452	$ 231,046	$ 328,047	$(596,966)	$ 107,579
March 31, 1999	(360,802)	10,917	61,121	(181,390)	(470,154)
March 31, 1998	35,491	(37,039)	(308,326)	413,824	103,950

Total Assets
March 31, 2000	$ 7,231,455	$ 810,469	$ 33,487	$ 204,005	$ 8,279,416
March 31, 1999	8,841,020	443,778	75,238	298,774	9,658,810
March 31, 1998	8,537,780	600,323	(75,269)	341,890	9,404,724

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

MARCH 31, 2000

Item	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Allowance for Doubtful Accounts

2000	$ 78,999	$ 22,586	$ 2,458	$ 99,127

1999	$ 49,457	$ 29,542	$ -	$ 78,999

1998	$101,634	$ -	$ 52,177	$ 49,457

Restructuring Charge

2000	$ 50,946	$ -	$ 50,946	$ -

1999	$ -	$ 50,946	$ -	$ 50,946

EXHIBIT INDEX
Exhibit Number	Description
3.1*	Certificate of Incorporation
3.2*	Bylaws
3.3***	Form 10-C dated June 16, 1994 - Change in Name of Issuer effective April 12, 1994.
4.1*	Article Fourth of the Certificate of Incorporation, as amended (included in Exhibit 3.1)
10.25**	1991 Stock Option Plan and 1991 Directors’ Option Plan and forms of option agreement.
22.1	Subsidiaries of the Registrant
24.1	Consent of Arthur Andersen LLP

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
*** Incorporated by reference to Form 10-C filed with the SEC on June 16, 1994.

EXHIBIT 22.1

SUBSIDIARIES OF THE REGISTRANT

The Registrant has the following subsidiaries, the financial statements of which are included in the consolidated financial statements of the Registrant:

Name	Country of Incorporation	Percentage Owned
Clinical Data (Australia) Pty. Ltd.	Australia	95%
Clinical Data BV	Netherlands	100%
NovaChem BV	Netherlands	100%
Spectronetics NV	Curacao	100%
Vital Scientific NV	Netherlands	100%

EXHIBIT 24.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company’s previously filed Registration Statements on Form S-8 (File Nos. 33-25938, 33-25939, 33-46233 and 33-46234).

ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 21, 2000