Form 10QSB
period 2000-06-30
NOVITRON INTERNATIONAL INC
filed 2000-08-09
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended                                                                                                                        Commission File Number
June 30, 2000                                                                                                                                                 0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                                                                 04-2573920
(State or other jurisdiction of incorporation or organization)                                                                                       (IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code:          (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ___

The number of shares of common stock outstanding as of August 2, 2000 is 1,445,227

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2000 (unaudited)	March 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$ 1,451,603	$1,326,513
Accounts receivable, less reserves of $96,000 and $99,000 at June 30 and March 31, 2000, respectively	2,529,876	2,601,814
Inventories	2,821,604	2,360,177
Prepaid expenses	324,706	276,911
Other current assets	48,700	127,653
Total current assets	7,176,489	6,693,068

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,406,817	2,356,535
Leasehold improvements	383,422	371,538
Furniture and fixtures	354,941	352,399
Vehicles	61,765	61,896
	3,206,945	3,142,368
Less: Accumulated depreciation and amortization	2,308,501	2,226,638
	898,444	915,730

OTHER ASSETS, net	663,495	670,618
	$ 8,738,428	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

(Continued)

	June 30, 2000 (unaudited)	March 31, 2000
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 9,434	$ 16,825
Accounts payable	2,662,100	2,425,514
Accrued expenses	1,585,451	1,573,527
Customer advances	69,859	65,886
Accrued income taxes	165,265	56,457
Total current liabilities	4,492,109	4,138,209
MINORITY INTEREST	35,373	17,463
DEFERRED TAXES	125,133	124,774

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued and outstanding: 1,445,227at June 30, and March 31, 2000, respectively	14,452	14,452
Capital in excess of par value	4,862,481	4,862,481
Cumulative translation adjustment	(535,021)	(548,100)
Retained deficit	(256,099)	(329,863)
Total stockholders’ investment	4,085,813	3,998,970
	$ 8,738,428	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

	2000	1999
REVENUES	$ 2,940,704	$ 3,056,936
COST OF REVENUES	1,857,357	2,082,598
Gross profit	1,083,347	974,338
OPERATING EXPENSES:
Sales and marketing	262,608	173,807
Research and development	484,803	516,520
General and administrative	383,515	385,081
Restructuring	-	38,352
	1,130,926	1,113,760
Loss from operations	(47,579)	(139,422)
Interest expense	(875)	(1,333)
Interest income	6,673	2,550
Other income	239,528	28,272
	197,747	(109,933)
Provision for (benefit from) income taxes	109,426	(3,109)
	88,321	(106,824)
Minority interest	(14,557)	(688)
Net income (loss)	$ 73,764	$ (107,512)
Basic net income (loss) per share	$ 0.05	$ (0.07)
Diluted net income (loss) per share	$ 0.05	$ (0.07)
Basic Weighted Average Common Shares Outstanding	1,445,227	1,444,403
Diluted Weighted Average Common Shares Outstanding	1,533,999	1,444,403

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS

ENDED MARCH 31, 1999, AND 2000 AND FOR THE THREE MONTHS ENDED JUNE 30, 2000
	Common Stock					Accumulated
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Reatined Earnings (Deficit)	Comprehensive Income (Loss)	Comprehensive Income (Loss)
BALANCE at March 31, 1998	1,454,211	$ 14,542	$ 4,881,068	$ -	$ 32,712	$(287,384)
Further issuance of common in connection with a 10% stock stockdividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of tre asury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)	-	(470,154)
Total comprehensive loss							$(330,506)
BALANCE at March 31, 1999	1,454,425	14,544	4,881,066	(10,177)	(437,442)	(147,736)
Further issuance of common stock in connection with a 10% stockdividend of March 27, 1998	302	3	(3)	-	-	-	-
Sale of common stock	5,000	50	3,126	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-
Translation adjustment	-	-	-	-	-	(400,364)	(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total Comprehensive Loss							$ (292,785)
BALANCE at March 31, 2000	1,445,227	$14,452	$4,862,481	$ -	$(329,863)	$(548,100)
Translation adjustment	-	-	-	-	-	13,079	13,079
Net income	-	-	-	-	73,764	-	73,764
Total Comprehensive Income							$ 86,843
BALANCE at June 30, 2000 (unaudited)	1,445,227	$ 14,452	$4,862,481	$ -	$(256,099)	$(535,021)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30,

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 73,764	$ (107,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	64,065	80,777
Minority interest	14,557	7,957
Deferred income taxes	(8)	(10,911)
Changes in Current Assets and Liabilities-
Accounts receivable	77,728	469,262
Inventories	(443,742)	(184,736)
Prepaid expenses	(45,861)	99,596
Other current assets	77,456	(6,837)
Accounts payable	223,942	(907,054)
Accrued expenses	7,977	(180,997)
Customer advances	3,689	(79,432)
Accrued income taxes	106,028	9,846
Net cash provided by (used in) operating activities	159,595	(810,041)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	(6,397)	59,681
Purchases of equipment	(56,370)	(71,343)
Sale of minority interest	3,354	-
Other, including foreign exchange effects on cash	32,173	(6,566)
Net cash used in investing activities	(27,240)	(18,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from short-term debt	(7,265)	85,543
Proceeds from long-term debt	-	662
Purchase of treasury stock	-	(11,322)
Net cash (used in) provided by financing activities	(7,265)	74,883
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125,090	(753,386)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,326,513	1,287,073
CASH AND CASH EQUIVALENTS AT JUNE 30, 2000 and 1999	$ 1,451,603	$ 533,687

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company’s financial position at June 30, 2000 and June 30, 1999. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2000.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Clinical Data (Australia), Pty. Ltd. (92.5% owned subsidiary – see Note 3), NovaChem BV, Spectronetics NV, and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 2000:

	June 30, 2000	March 31, 2000
Raw materials	$1,289,259	$1,290,048
Work-in-process	494,703	335,875
Finished goods	1,037,642	734,254
	$2,821,604	$2,360,177

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000
(Continued)

(1) Operations and Accounting Policies (continued)

(e) Depreciation and Amortization of Equipment and Intangibles (continued)

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. If the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At June 30 and March 31, 2000, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at June 30, 2000, the Company does not believe impairment exists.

(f) Net income (loss) Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants based on the treasury stock method. At June 30, 1999, 99,834 weighted average potentially dilutive shares were not included in the diluted weighted average shares outstanding, as they were antidilutive.

The calculation of basic and diluted weighted average shares outstanding are as follows:

	June 30, 2000	June 30, 1999
Basic weighted average common shares outstanding	1,445,227	1,444,403
Weighted average potential common shares	88,772	-
Diluted weighted average shares outstanding	1,533,999	1,444,403

(g) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder. The functional currency of Clinical Data (Australia) is the Australian dollar and NovaChem BV uses the United States dollar as its functional currency. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets.

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

June 30, 2000
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

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company began to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during the three months ended June 30, 2000 and 1999, was approximately $5,400, and $2,600, respectively, which is included in cost of revenues in the accompanying consolidated statements of operations.

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

                             (l) New Pronouncements

In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of the Accounting Principles Board (APB) Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation would not have a material effect on the accompanying financial statements.

The Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition," in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with APB No. 20, "Accounting Changes," no later than the third quarter of fiscal 2001. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000
(Continued)

(2) Restructuring

In the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at its Vital Scientific subsidiary. As of September 30,1999, the Company had notified all affected employees about termination under the restructuring. At March 31, 2000, a total of $126,000 has been charged against earnings and paid out. Of this amount, $75,000 was charged during fiscal year 2000. All cash payments under the plan were paid during fiscal year 2000.

(3) Clinical Data (Australia) Pty. Ltd.

The Company, as part of an incentive program, entered into a restricted stock purchase agreement whereby a Company officer may purchase up to 7.5% (16,575 shares of common stock) of the Company’s wholly-owned subsidiary, Clinical Data (Australia). The sale of such shares is at par value. On May 19, 1999, the officer purchased 7.5% of Clinical Data (Australia), of which 5% vested on such date. The minority interest as shown in the financial statements for fiscal year 2000 reflects such vested equity. The officer vested in the remaining 2.5% of Clinical Data (Australia) as of April 1, 2000.

(4) Segment Data

Effective for the fiscal year ended March 31, 1999, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the design and marketing of process monitoring instrumentation (NovaChem) and the sale of instruments and consumables in Australia (Clinical Data (Australia)). The Company evaluates the performance of its operating segments based on income before income taxes, accounting changes, and nonrecurring items. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000
(Continued)

(4) Segment Data (continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the three months ended June 30, 2000 and 1999 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
June 30, 2000	$2,243,848	$ 674,841	$ 22,015	$ -	$ 2,940,704
June 30, 1999	2,507,003	475,515	74,418	-	3,056,936
Operating Costs
June 30, 2000	$2,311,468	$ 603,865	$ 46,541	$ 26,409	$ 2,988,283
June 30, 1999	2,674,878	424,073	58,885	38,522	3,196,358
Net Income (Loss)
June 30, 2000	$ (64,420)	$ 179,533	$ (47,579)	$ 6,230	$ 73,764
June 30, 1999	(130,776)	52,015	(26,569)	(2,182)	(107,512)
Total Assets
June 30, 2000	$7,391,317	$ 1,092,562	$ 54,886	$199,663	$ 8,738,428
March 31, 2000	7,231,455	810,469	33,487	204,005	8,279,416

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company generated approximately $160,000 of cash in operations during the first three months of fiscal year 2001. The increase in funds comes from the increase in accounts payable, accrued income taxes and other current assets and the decrease in accounts receivable offset by an increase in inventory levels. During the quarter, the Company used $27,000 in investing activities, chiefly for the purchase of equipment. Approximately $7,000 was used in financing activities which came primarily from the decrease of short-term debt.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,734,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 4.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of June 30, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data (Australia) entered into an agreement for a 450,000 Australian dollar (approximately $269,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3%; the prime rate is presently 9.75%. Trade receivables and inventory of Clinical Data (Australia) are provided as security for this facility; the line also requires the maintenance of certain covenants. As of June 30, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2001.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $132,000 of the June 30, 2000 balance of $1,452,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment which is a separate component of stockholders’ investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no formal hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $7.12 million of $7.18 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

First Quarter ended June 30, 2000 compared to the First Quarter ended June 30, 1999

When analyzing the comparative revenues and expenses presented below for the three months ended June 30, 2000 and 1999, consideration should be given to the 13.3% weakening of the Company’s functional currency, the Dutch Guilder, against the United States dollar.

Consolidated revenues decreased 3.8% as compared to the prior year as a result of the weakening of the Dutch Guilder noted above. When expressed in the functional currency, sales increased 9.0% from the same period in fiscal year 2000. Sales at Vital Scientific were up 1.4% for the comparative period, while sales at Clinical Data Australia were up 57.8% from the prior year.

The gross profit margin increased from 31.9% at June 30, 1999 to 36.8% at June 30, 2000, primarily reflecting improved product pricing and a reduction in expenses at Vital Scientific, offset by a reduction in gross margin at Clinical Data (Australia).

Sales and marketing expenses increased 51.1% from the same period last year, reflecting increased marketing activities and the addition of service personnel at Vital Scientific, coupled with increased expenses consistent with increased sales revenue at Clinical Data (Australia).

Research and development expenses decreased 6.1% from the same quarter last year. When expressed in Dutch Guilders, spending on R & D increased by 6.3% primarily from a project compensated by a third party.

General and administrative expenses decreased 0.4% from the same period last year. In Dutch Guilders, the increase is 16.3% and is in line with expectation.

As described in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the Company undertook a restructuring program during fiscal years 1999 and 2000. The program was completed during fiscal year 2000.

For the first three months of fiscal 2001, interest expense decreased $500 reflecting the decreased reliance on borrowed funds. Interest income increased because there were more funds available for investment. Included in other income is, a payment received for the termination of a distribution agreement between AVL Medical Instruments AG and Clinical Data (Australia), foreign currency transaction gains and losses on the results of operations and adjustment of interest payable. For the first three months of fiscal 2000, other income and expense shows principally the effect of foreign currency transaction gains and losses on the results of operations.

As described in Note 3 of the Notes to Unaudited Consolidated Financial Statements, the minority interest on the June 30, 2000 and 1999 financial statements represents the 7.5% and 5%, respectively, of Clinical Data (Australia) sold to an officer of the Company.

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

The financial reporting systems currently used by the Company are "Year 2000" compliant. The "Year 2000" issue did not have a material impact on the Company’s business operations or financial condition.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at June 30, 2000, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the three months ended June 30, 2000. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in othe r income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the three-month periods ended June 30, 2000 and 1999. The Company recognized a loss of approximately $535,000 related to such foreign currency transactions and translations as of June 30, 2000 which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

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

Novitron International, Inc.
(Registrant)

Israel M. Stein MD
Israel M. Stein MD
Date: August 9, 2000	President