Form 10QSB
period 2000-09-30
NOVITRON INTERNATIONAL INC
filed 2000-11-13
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended                                                                                                                                                                       Commission File Number
September 30, 2000                                                                                                                                                                                    0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                                                                                                                             04-2573920
(State or other jurisdiction of incorporation or organization)                                                                                                             (IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of November 8, 2000 is 1,445,227.

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

	Unaudited consolidated balance sheets at September 30, 2000 and March 31, 2000	3

	Unaudited consolidated statements of operations for the three and six months ended September 30, 2000 and 1999	5

	Consolidated statements of stockholders’ investment for the years ended March 31, 1999 and 2000 and the six months ended September 30, 2000 (unaudited)	6

	Unaudited consolidated statements of cash flows for the six months ended September 30, 2000 and 1999	7

	Notes to unaudited consolidated financial statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	14

Part II: OTHER INFORMATION		14

SIGNATURE		15

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2000 (unaudited)	March 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$ 1,061,413	$1,326,513
Accounts receivable, less reserves of $95,000 and $99,000 at September 30 and March 31, 2000, respectively	2,523,794	2,601,814
Inventories	2,022,141	2,360,177
Prepaid expenses	204,176	276,911
Other current assets	58,007	127,653
Total current assets	5,869,531	6,693,068

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,269,373	2,356,535
Leasehold improvements	351,926	371,538
Furniture and fixtures	352,405	352,399
Vehicles	57,792	61,896
	3,031,496	3,142,368
Less: Accumulated depreciation and amortization	2,195,570	2,226,638
	835,926	915,730
OTHER ASSETS, net	580,982	670,618
	$ 7,286,439	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

(Continued)

	September 30, 2000 (unaudited)	March 31, 2000
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 16,731	$ 16,825
Accounts payable	1,640,711	2,425,514
Accrued expenses	1,326,463	1,573,527
Customer advances	102,976	65,886
Accrued income taxes	159,285	56,457
Total current liabilities	3,246,166	4,138,209
MINORITY INTEREST	37,020	17,463
DEFERRED TAXES	151,766	124,774

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued and outstanding: 1,445,227 at September 30, and March 31, 2000, respectively	14,452	14,452
Capital in excess of par value	4,862,481	4,862,481
Treasury stock at cost, 2,500 and 0 shares, at September 30, and March 31, 2000, respectively	(6,969)	-
Cumulative translation adjustment	(844,759)	(548,100)
Retained deficit	(173,718)	(329,863)
Total stockholders’ investment	3,851,487	3,998,970
	$ 7,286,439	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30,		For the Six Months Ended September 30
	2000	1999	2000	1999
REVENUES	$ 3,914,225	$ 3,556,031	$ 6,854,929	$ 6,612,967

COST OF REVENUES	2,744,484	2,306,813	4,601,841	4,389,411
Gross profit	1,169,741	1,249,218	2,253,088	2,223,556
OPERATING EXPENSES:
Sales and marketing	260,925	163,112	523,533	336,919
Research and development	383,398	512,062	868,201	1,028,582
General and administrative	472,285	543,884	855,800	928,965
Restructuring	-	38,059	-	76,411
	1,116,608	1,257,117	2,247,534	2,370,877
Income (loss) from operations	53,133	(7,899)	5,554	(147,321)
Interest expense	(13,150)	(2,782)	(14,025)	(4,115)
Interest income	9,309	3,223	15,982	5,773
Other income (expense)	91,363	23,068	330,891	51,340
	140,655	15,610	338,402	(94,323)
Provision for income taxes	56,627	10,023	166,053	6,914
	84,028	5,587	172,349	(101,237)
Minority interest	(1,647)	(3,678)	(16,204)	(4,366)
Net income (loss)	$ 82,381	$ 1,909	$ 156,145	$ (105,603)
Basic net income (loss) per share	$ 0.06	$ 0.00	$ 0.11	$ (0.07)
Diluted net income (loss) per share	$ 0.05	$ 0.00	$ 0.10	$ (0.07)

Basic Weighted Average Common Shares Outstanding	1,444,385	1,444,403	1,445,015	1,442,220
Diluted Weighted Average Common Shares Outstanding	1,533,157	1,534,237	1,533,787	1,442,220

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS

ENDED MARCH 31, 1999, AND 2000 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

	Common Stock
	Number of Shares	Par Value	Capital in Excess Of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Comprehensive Income (Loss)	Other Comprehensive Income (Loss)
BALANCE at March 31, 1998	1,454,211	$ 14,542	$ 4,881,068	$ -	$ 32,712	$ (287,384)
Further issuance of common stock in connection with a 10% stockdividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)	-	(470,154)
Total comprehensive loss							$(330,506)
BALANCE at March 31, 1999	1,454,425	14,544	4,881,066	(10,177)	(437,442)	(147,736)
Further issuance of common stock in connection with a 10% stockdividend of March 27, 1998	302	3	(3)	-	-	-	-
Sale of common stock	5,000	50	3,126	-	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-	-
Translation adjustment	-	-	-	-	-	(400,364)	(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total Comprehensive Loss							$ (292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Purchase of treasury stock	-	-	-	(6,969)	-	-	-
Translation adjustment	-	-	-	-	-	(296,659)	(296,659)
Net income	-	-	-	-	156,145	-	156,145
Total Comprehensive Loss							$(140,514)
BALANCE at September 30, 2000 (unaudited)	1,445,227	$ 14,452	$ 4,862,481	$ (6,969)	$ (173,718)	$ (844,759)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 156,145	$ (105,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	177,940	199,437
Minority interest	16,204	11,607
Deferred income taxes	39,114	(15,231)
Loss on disposal of fixed assets	-	18,848
Changes in Current Assets and Liabilities-
Accounts receivable	(142,641)	(69,295)
Inventories	151,252	239,777
Prepaid expenses	52,761	26,346
Other current assets	62,115	(14,002)
Accounts payable	(615,535)	(971,147)
Accrued expenses	(131,284)	(323,584)
Customer advances	44,635	(112,759)
Accrued income taxes	112,409	18,734
Net cash used in operating activities	$ (76,885)	$ (1,096,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	$ 3,412	$ 42,736
Purchases of equipment	(133,532)	(146,643)
Sale of minority interest	3,354	7,324
Other, including foreign exchange effects on cash	(55,833)	1,397
Net cash used in investing activities	$ (182,599)	$ (95,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	$ 1,353	$ 58,838
Payments on long-term debt	-	(2,526)
Purchase of treasury stock	(6,969)	(11,677)
Net cash (used in) provided by financing activities	$ (5,616)	$ 44,635

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (265,100)	$ (1,147,423)

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,326,513	1,287,073

CASH AND CASH EQUIVALENTS AT September 30, 2000 and 1999	$ 1,061,413	$ 139,650

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company’s financial position at September 30, 2000 and September 30, 1999. Management suggests these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2000.

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

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at September 30, and March 31, 2000:

	September 30, 2000	March 31, 2000
Raw materials	$1,108,543	$1,290,048
Work-in-process	321,133	335,875
Finished goods	592,465	734,254
	$2,022,141	$2,360,177

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

September 30, 2000
(Continued)

(1) Operations and Accounting Policies (continued)

(e) Depreciation and Amortization of Equipment and Intangibles (continued)

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. If the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At September 30 and March 31, 2000, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at September 30, 2000, the Company does not believe impairment exists.

(f) Net Income (Loss) Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share is determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants based on the treasury stock method. For the six months ended September 30, 1999, 89,834 weighted average potentially dilutive shares were not included in the diluted weighted average shares outstanding, as they were antidilutive.

The calculations of basic and diluted weighted average shares outstanding are as follows:

Three Months Ended: Six Months Ended:

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Basic weighted average common shares outstanding	1,444,385	1,444,403	1,445,015	1,442,220
Weighted average potential common shares	88,772	89,834	88,772	-
Diluted weighted average shares outstanding	1,533,157	1,534,237	1,533,787	1,442,220

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

September 30, 2000
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

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company began to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during the three months ended September 30, 2000 and 1999, was approximately $20,500, and $34,700, respectively, which is included in cost of revenues in the accompanying consolidated statements of operations.

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

(l) New Pronouncements

In March 2000, the Financial Accounting Standards Board (FASB) issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of the Accounting Principles Board (APB) Opinion No. 25 in specified events, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation did not have a material effect on the accompanying financial statements.

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

September 30, 2000

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the six months ended September 30, 2000 and 1999 is as follows:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000
(Continued)

(4) Segment Data (continued)

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
September 30, 2000	$ 5,561,295	$ 1,232,983	$ 60,651	$ -	$ 6,854,929
September 30, 1999	5,420,972	1,117,577	74,418	-	6,612,967

Operating Costs
September 30, 2000	$ 5,516,698	$ 1,135,430	$ 89,746	$ 107,501	$ 6,849,375
September 30, 1999	5,621,426	984,804	84,549	69,509	6,760,288

Net Income (Loss)
September 30, 2000	$ 100,949	$ 199,846	$ (76,836)	$ (67,814)	$ 156,145
September 30, 1999	(147,264)	121,810	(89,896)	9,747	(105,603)

Total Assets
September 30, 2000	$ 6,131,025	$ 842,517	$ 108,833	$ 204,064	$ 7,286,439
March 31, 2000	7,231,455	810,469	33,487	204,005	8,279,416

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of the Securities Exchange Act of 1934 (Section 21E), may be made throughout this Discussion and Analysis. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, such words as, "anticipates," "plans," "expects," "believes," "estimates," and similar expressions are intended to identify such forward-looking statements. Such statements involve risk and uncertainties, including but not limited to competitive, governmental, economic, and technological factors that may affect the Company’s operations, products, markets, and services. Actual results could differ materially from those expressed in such statements and readers are referred to the Company’s other SEC reports and filings.

Financial Condition and Liquidity

The Company used approximately $77,000 of cash in operations during the first six months of fiscal year 2001. The decrease in funds comes from the decrease in accounts payable and accrued expenses and the increase in accounts receivable (as expressed in the Company’s functional currency, the Dutch Guilder) offset by an increase in accrued income taxes and a decrease in the Company’s inventory levels. During the first half of the year, the Company used $183,000 in investing activities, chiefly for the purchase of equipment. Approximately $6,000 was used in financing activities, primarily for the purchase of treasury stock.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,587,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 4.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of September 30, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Clinical Data (Australia) entered into an agreement for a 450,000 Australian dollar (approximately $244,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3%; the prime rate is presently 9.75%. Trade receivables and inventory of Clinical Data (Australia) are provided as security for this facility; the line also requires the maintenance of certain covenants. As of September 30, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will be sufficient to fund it operations and capital requirements, as currently planned, for at least the next twelve (12) month period.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $893,000 of the September 30, 2000 balance of $1,061,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment that is a separate component of stockholders’ investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no hedging activities employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $5.78 million of $5.87 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

Second Quarter ended September 30, 2000 compared to the Second Quarter ended September 30, 1999

When analyzing the results of operations for the three and six month periods ended September 30, 2000 and 1999, consideration should be given to the decline of the Company’s functional currency, the Dutch Guilder, against the U.S. dollar. For the quarter, the Dutch Guilder has weakened against the U.S. dollar by 16.0% and for the year-to-date, the decline is 14.6%.

Consolidated revenues increased 10.1% for the second quarter and 3.7% for the year-to-date when compared to the respective periods in the prior fiscal year. When expressed in the Company’s functional currency, the Dutch Guilder, revenues have increased 27.3% in the second quarter and 18.8% for the year-to-date. Sales at Vital Scientific were up 31.5% for the quarter and 17.6% for the year-to-date comparatives, while Clinical Data (Australia) showed a decline in sales of 1.5% for the three months, but a 23.5% increase in sales over the comparable six-month period.

The gross profit margin decreased from 35.1% to 29.9% for the three-month periods ended September 30, 1999 and 2000, respectively, and from 33.6% to 32.9% for the six months then ended. Product mix and volume pricing at Vital Scientific, and an unfavorable exchange rate on imported products distributed by Clinical Data (Australia), contributed to the decline in margins.

Sales and marketing expenses increased 60.0% and 55.4% for the three and six-month comparatives, respectively. The increase for the quarter was primarily attributed to expenses at Vital Scientific associated with the first time attendance at a major United States exhibition and related to intensified international marketing and technical service activities. This was coupled with an unrepresentative base for comparison in fiscal year 2000, where costs were lower because of the restructuring plan described in Note 2 of the Notes to the Unaudited Consolidated Financial Statements.

Research and development expenses decreased 25.1% for the quarter and 15.6% for the year-to-date when compared to the same periods last fiscal year. When expressed in Dutch Guilders, the decrease is 12.8% and 3.2%, respectively. The decline is attributable to the completion of a project which had been compensated by a third party.

General and administrative expenses declined 13.2% and 7.9% for the three and six months, respectively. The decrease is primarily from increased efficiencies and cost containment at Vital Scientific.

As described in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the Company undertook a restructuring program during fiscal years 1999 and 2000. The program was completed during fiscal year 2000.

Interest expense decreased for both the three and six months ended September 30, 2000 when compared to the same periods ended September 30, 1999. This reflects the decreased reliance on borrowed funds. Interest income increased during the same periods because funds were available for investment. Other income for the quarter ended September 30, 2000 is primarily the effect of foreign currency transaction gains and losses on the results of operations. For the year-to-date, the account also includes a payment for the termination of a distribution agreement between AVL Medical Instruments AG and Clinical Data (Australia) and an adjustment of interest payable. During the three and six months ended September 30, 1999, other income was principally composed of the effect of foreign currency transaction gains and losses on the results of operations.

As described in Note 3 of the Notes to Unaudited Consolidated Financial Statements, the minority interest on the September 30, 2000 and 1999 financial statements represents the 7.5% and 5%, respectively, of Clinical Data (Australia) sold to an officer of the Company.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at September 30, 2000, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the three months ended September 30, 2000. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the three-month periods ended September 30, 2000 and 1999. The Company recognized a loss of approximately $845,000 related to such foreign currency transactions and translations as of September 30, 2000, which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

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

Part II. OTHER INFORMATION

Item 1. Legal proceedings: None

Items 2-3. None

Item 4. Submission of Matters to a Vote of Security Holders:

At the Annual Meeting for the fiscal year ended March 31, 2000, held on September 12, 2000, the following matters were submitted to a vote of the security holders:

(a) Directors elected as follows:

                Israel M. Stein
                Arthur B. Malman
                Alexander Sherman

(b) Matters voted on as follows:

                Election of directors:

Arthur B. Malman:

1,369,067 voted for
       4,450 withheld authority to vote

Alexander Sherman:

1,369,067 voted for
       4,450 withheld authority to vote

Israel M. Stein:

1,369,067 voted for
       4,450 withheld authority to vote

                Ratification of auditors:

1,370,711 voted for
       1,365 voted against
          907 abstained

Items 5-6. None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Novitron International, Inc.
(Registrant)

                                                                                              Israel M. Stein MD

Date: November 13, 2000                                                 Israel M. Stein MD
                                                                                              President