Form 10QSB
period 2000-12-31
NOVITRON INTERNATIONAL INC
filed 2001-02-09
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 2000

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended Commission                                                                                                                                                             File Number
December 31, 2000                                                                                                                                                                                      0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                                                                                                                 04-2573920
(State or other jurisdiction of incorporation or organization)                                                                              (IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X     No__

The number of shares of common stock outstanding as of February 6, 2001 is 1,445,227.

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

Page
Part I: FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

Unaudited consolidated balance sheets at December 31, 2000 and March 31, 2000
3
Unaudited consolidated statements of operations for the three and nine months ended December 31, 2000 and 1999
5
Consolidated statements of stockholders’ investment for the years ended March 31, 1999 and 2000 and the nine months ended December 31, 2000 (unaudited)
6
Unaudited consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999
7
Notes to unaudited consolidated financial statements
8
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
12
Item 3: Quantitative and Qualitative Disclosure about Market Risk
14
Part II: OTHER INFORMATION	14
SIGNATURE	14

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2000	March 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$ 1,522,031	$1,326,513
Accounts receivable, less reserves of $98,000 and $99,000 at December 31 and March 31, 2000, respectively	2,678,482	2,601,814
Inventories	2,307,458	2,360,177
Prepaid expenses	348,783	276,911
Other current assets	62,522	127,653
Total current assets	6,919,276	6,693,068

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,432,874	2,356,535
Leasehold improvements	382,392	371,538
Furniture and fixtures	390,165	352,399
Vehicles	65,832	61,896
	3,271,263	3,142,368
Less: Accumulated depreciation and amortization	2,388,206	2,226,638
	883,057	915,730
OTHER ASSETS, net	592,408	670,618
	$ 8,394,741	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

(Continued)

	December 31, 2000	March 31, 2000
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 4,373	$ 16,825
Accounts payable	2,231,598	2,425,514
Accrued expenses	1,585,730	1,573,527
Customer advances	61,846	65,886
Accrued income taxes	137,946	56,457
Total current liabilities	4,021,493	4,138,209
LONG-TERM DEBT, net of current portion	35,298	-
MINORITY INTEREST	37,259	17,463
DEFERRED TAXES	164,857	124,774

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,445,227 at December 31, and March 31, 2000, respectively	14,452	14,452
Capital in excess of par value	4,862,481	4,862,481
Treasury stock at cost, 6,400 and 0 shares, at December 31, and March 31, 2000, respectively	(15,824)	-
Cumulative translation adjustment	(617,840)	(548,100)
Retained deficit	(107,435)	(329,863)
Total stockholders’ investment	4,135,834	3,998,970
	$ 8,394,741	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended December 31,		For the Nine Months Ended December 31,
	2000	1999	2000	1999
REVENUES	$ 3,255,614	$ 4,019,546	$ 10,110,543	$ 10,632,513
COST OF REVENUES	2,181,408	2,660,429	6,783,249	7,049,840
Gross profit	1,074,206	1,359,117	3,327,294	3,582,673
OPERATING EXPENSES:
Sales and marketing	275,770	203,705	799,304	540,624
Research and development	382,215	582,449	1,250,416	1,611,031
General and administrative	328,899	495,398	1,184,699	1,424,363
Restructuring (Note 2)	-	(370)	-	76,041
	986,884	1,281,182	3,234,419	3,652,059
Income (loss) from operations	87,322	77,935	92,875	(69,386)
Interest expense	(5,161)	(17,378)	(19,186)	(21,493)
Interest income	11,262	769	27,244	6,542
Other (expense) income	(22,522)	59,790	308,369	111,130
	70,901	121,116	409,302	26,793
Provision for (benefit from) income taxes	4,378	(4,121)	170,431	2,793
	66,523	125,237	238,871	24,000
Minority interest	(239)	(1,937)	(16,443)	(6,303)
Net income	$ 66,284	$ 123,300	$ 222,428	$ 17,697
Basic net income per share	$ 0.05	$ 0.09	$ 0.15	$ 0.01
Diluted net income per share	$ 0.04	$ 0.08	$ 0.15	$ 0.01
Basic Weighted Average Common Shares Outstanding	1,441,652	1,440,555	1,443,749	1,441,663
Diluted Weighted Average Common Shares Outstanding	1,489,608	1,493,114	1,497,820	1,508,868

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS

ENDED MARCH 31, 1999, AND 2000 AND THE NINE MONTHS ENDED DECEMBER 31, 2000
	Common Stock
	Number of Shares	Par Value	Capital in Excess Of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Comprehensive Income (Loss)	Other Comprehensive Income (Loss)
BALANCE at March 31, 1998	1,454,211	$ 14,542	$ 4,881,068	$ -	$ 32,712	$ (287,384)
Further issuance of common stock in connection with a 10% stock dividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)	-	(470,154)
Total comprehensive loss							$ (330,506)
BALANCE at March 31, 1999	1,454,425	14,544	4,881,066	(10,177)	(437,442)	(147,736)
Further issuance of common stock in connection with a 10% stockdividend of March 27, 1998	302	3	(3)	-	-	-	-
Sale of common stock	5,000	50	3,126	-	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-	-
Translation adjustment	-	-	-	-	-	(400,364)	(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$ (292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Purchase of treasury stock	-	-	-	(15,824)	-	-	-
Translation adjustment	-	-	-	-	-	(69,740)	(69,740)
Net income	-	-	-	-	222,428	-	222,428
Total comprehensive income							$ 152,688
BALANCE at December 31, 2000 (unaudited)	1,445,227	$ 14,452	$ 4,862,481	$ (15,824)	$ (107,435)	$ (617,840)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222,428	$17,697
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	280,705	294,708
Minority interest	16,443	13,509
Deferred income taxes	41,974	(19,496)
(Gain)/Loss on disposal of fixed assets	(12)	18,848
Changes in Current Assets and Liabilities-
Accounts receivable	(138,535)	(198,077)
Inventories	(7,019)	624,336
Prepaid expenses	(76,485)	92,337
Other current assets	60,058	(4,858)
Accounts payable	(128,440)	(417,773)
Accrued expenses	47,537	(310,566)
Customer advances	(2,296)	(63,811)
Accrued income taxes	80,332	20,921
Net cash provided by operating activities	$396,690	$67,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	$ 1,211	$ 33,960
Purchases of equipment	(264,076)	(215,614)
Sales of equipment	16,757	(1,092)
Sale of minority interest	3,354	-
Other, including foreign exchange effects on cash	34,821	(23,141)
Net cash used in investing activities	$(207,933)	$(205,887)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from short-term debt	$ (11,669)	$ 19,539
Proceeds from (payments on) long-term debt	34,254	(2,108)
Sale of common stock	-	1,300
Purchase of treasury stock	(15,824)	(11,677)
Net cash provided by financing activities	$6,761	$7,054
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 195,518	$ (131,058)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,326,513	1,287,073
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2000 and 1999	$ 1,522,031	$ 1,156,015

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company’s financial position at December 31, 2000 and December 31, 1999. Management suggests these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended March 31, 2000.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, Vital Diagnostics Pty. Ltd. (formerly Clinical Data (Australia) Pty. Ltd., a 92.5% owned subsidiary – see Note 3), NovaChem BV, Spectronetics NV, and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at December 31, and March 31, 2000:

	December 31, 2000	March 31, 2000
Raw materials	$1,620,904	$1,290,048
Work-in-process	199,122	335,875
Finished goods	487,432	734,254
	$2,307,458	$2,360,177

(d) Revenue Recognition

The Company generally recognizes revenue from the sale of products and supplies at the time of shipment, provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectability is deemed probable.

(e) Depreciation and Amortization of Equipment and Intangibles

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of equipment and intangibles over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

Asset Classification	Useful Lives
Manufacturing and computer equipment	3-7 years
Leasehold improvements	Life of lease
Furniture and fixtures	3-7 years
Vehicles	3-5 years
Goodwill	7-20 years

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

(Continued)

(1) Operations and Accounting Policies (continued)

(e) Depreciation and Amortization of Equipment and Intangibles (continued)

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. If the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At December 31 and March 31, 2000, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at December 31, 2000, the Company does not believe impairment exists.

(f) Net Income Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net income per share is determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share is determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants based on the treasury stock method. For the three and nine months ended December 31, 2000, and for the three and nine months ended December 31, 1999, 12,834 potentially dilutive shares were not included in the diluted weighted average shares outstanding, as they were anti-dilutive.

The calculations of basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended:		Nine Months Ended:
	December 31, 2000	December 31, 1999	December 31, 2000	December 31, 1999
Basic weighted average common shares outstanding	1,441,652	1,440,555	1,443,719	1,441,663
Weighted average potential common shares	47,956	52,559	54,071	67,205
Diluted weighted average shares outstanding	1,489,608	1,493,114	1,497,820	1,508,868

(g) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder. The functional currency of Vital Diagnostics Pty. Ltd. is the Australian dollar and NovaChem BV uses the United States dollar as its functional currency. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations.

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

December 31, 2000

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

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. The Company began to amortize the software costs capitalized during fiscal years 1998 and 1997 over the sales ratio method during the year ended March 31, 1998. During fiscal year 1999, the Company began to amortize the software costs capitalized during 1999 over three years using the straight-line method. Total amortization recorded during the nine months ended December 31, 2000 and 1999 was approximately $21,500, and $37,100, respectively, which is included in cost of revenues in the accompanying consolidated statements of operations.

(j) New Pronouncements

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

The Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition," in December 1999 which was amended by SAB 101B – "Second Amendment: Revenue Recognition in Financial Statements" on June 26, 2000 The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with APB No. 20, "Accounting Changes," no later than the fourth quarter of fiscal 2001. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

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

(3) Vital Diagnostics Pty. Ltd.

On December 8, 2000, the Company’s subsidiary, Clinical Data (Australia), Pty. Ltd. changed its name to Vital Diagnostics Pty. Ltd.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

(Continued)

(3) Vital Diagnostics Pty. Ltd. (continued)

The Company, as part of an incentive program, entered into a restricted stock purchase agreement whereby a Company officer may purchase up to 7.5% (16,575 shares of common stock) of the Company’s wholly-owned subsidiary, Vital Diagnostics. The sale of such shares is at par value. On May 19, 1999, the officer purchased 7.5% of Vital Diagnostics, of which 5% vested on such date. The minority interest as shown in the financial statements for fiscal year 2000 reflects such vested equity. The officer vested in the remaining 2.5% of Vital Diagnostics as of April 1, 2000.

(4) Segment Data

Effective for the fiscal year ended March 31, 1999, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the design and marketing of process monitoring instrumentation (NovaChem) and the sale of instruments and consumables in Australia (Vital Diagnostics). The Company evaluates the performance of its operating segments based on income before income taxes, accounting changes, and nonrecurring items. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the sales, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the nine months ended December 31, 2000 and 1999 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
December 31, 2000	$ 8,348,061	$ 1,622,366	$ 140,116	$ -	$10,110,543
December 31, 1999	8,691,325	1,717,914	223,274	-	10,632,513
Operating Costs
December 31, 2000	$ 8,249,167	$ 1,516,696	$ 160,117	$ 91,688	$10,017,668
December 31, 1999	8,875,163	1,552,836	169,260	104,640	10,701,899
Net Income (Loss)
December 31, 2000	$ 158,516	$ 202,794	$ (91,639)	$ (47,243)	$ 222,428
December 31, 1999	(103,016)	158,451	(64,802)	27,064	17,697
Total Assets
December 31, 2000	$ 7,351,712	$ 776,280	$ 92,416	$ 174,333	$ 8,394,741
March 31, 2000	7,231,455	810,469	33,487	204,005	8,279,416

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

Financial Condition and Liquidity

The Company generated approximately $397,000 of cash from operations during the first nine months of fiscal year 2001. The increase in funds comes from the increase in accrued and deferred income taxes and other current assets offset by an increase in accounts receivable and prepaid expenses and a decrease in accounts payable. During the first nine months of the year, the Company used $208,000 in investing activities, chiefly for the purchase of equipment. Financing activities generated approximately $7,000; the funds came from long-term debt offset by payments on short-term debt and the purchase of treasury stock.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,685,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 4.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of December 31, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Vital Diagnostics entered into an agreement for a 450,000 Australian dollar (approximately $251,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3%; the prime rate is presently 9.75%. Trade receivables and inventory of Vital Diagnostics are provided as security for this facility; the line also requires the maintenance of certain covenants. As of December 31, 2000, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

The Company’s sources of funding include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will be sufficient to fund it operations and capital requirements, as currently planned, for at least the next twelve-month period.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Dutch Guilders, is translated into U.S. dollars. Approximately $225,000 of the December 31, 2000 balance of $1,522,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in cumulative translation adjustment that is a separate component of stockholders’ investment in the consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods results of operations are difficult to estimate.

There are no formal hedging activities employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $6.85 million of $6.92 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

Third Quarter and Nine Months ended December 31, 2000 compared to the Third Quarter and Nine Months ended December 31, 1999

When analyzing the results of operations for the three and nine month periods ended December 31, 2000 and 1999, consideration should be given to the decline of the Company’s functional currency, the Dutch Guilder, against the U.S. dollar. For the quarterly comparatives, the Dutch Guilder weakened against the U.S. dollar by 19.4% and for the nine months, the decline is 16.2%.

Consolidated revenues, expressed in U.S. dollars, at December 31, 2000 decreased 19.0% for the quarter and 4.9% for the year-to-date when compared to the respective periods ended December 31, 1999. When expressed in the Company’s functional currency, the Dutch Guilder, consolidated revenues decreased 2.9% during the three-month period and increased 10.6% for the nine-month period. Sales at Vital Scientific were up by 1.9% for the three-month period and 11.7% for the nine-months ended December 31, 2000 as compared to the prior year. Sales for the third quarter at Vital Diagnostics (formerly Clinical Data [Australia]) were down 19.1% when compared to the prior year due to the previously announced termination of the AVL Medical Instruments distributorship.

The gross profit margin decreased from 33.8% to 33.0% for the three-month periods ended December 31, 1999 and 2000, respectively, and declined from 33.7% to 32.9% for the comparative nine-month periods. The margins were unfavorably influenced by product mix and pricing at Vital Scientific and by the exchange rates on imported products distributed by Vital Diagnostics.

Sales and marketing expenses increased 35.4% and 47.8% for the quarter and year-to-date comparatives, respectively. The increase for the quarter is attributable to intensified international marketing and technical service activities at Vital Scientific, as well as an unrepresentative base of comparison in fiscal year 2000 where costs were lower because of a restructuring plan described in Note 2 of the Notes to the Unaudited Consolidated Financial Statements. In addition, certain expenses at Vital Diagnostics have, for purposes of clarity, now been treated as expenses related to sales activities, which in prior quarters were allocated to administration. For the year-to-date, sales expenses for Vital Scientific also included the costs associated with our first time attendance at a major U.S. exhibition.

Research and development expenditures decreased 34.4% for the three-month period and 22.4% for the nine-month comparative. When expressed in Dutch Guilders, the respective declines are 21.4% and 9.8% and are attributable to the aforementioned restructuring.

General and administrative expenses decreased 33.6% for the quarter and 16.8% for the year-to-date as compared to the same periods in fiscal year 2000. The decrease is attributable to continued cost containment efforts at all subsidiaries and the aforementioned allocation of certain expenses previously deemed to be administrative to sales expenses.

As described in Note 2 in the Notes to Unaudited Consolidated Financial Statements, the Company undertook a restructuring program during fiscal years 1999 and 2000. The program was completed during fiscal year 2000.

Interest expense decreased for both the three and nine months ended December 31, 2000 when compared to the same periods ended December 31, 1999. This reflects the decreased reliance on borrowed funds. Interest income increased during the same periods because funds were available for investment. Other income for the quarter ended December 31, 2000 is primarily the effect of foreign currency transaction gains and losses on the results of operations. For the year-to-date period, the account also includes a payment for the termination of a distribution agreement between AVL Medical Instruments AG and Vital Diagnostics and an adjustment of interest payable. During the three and nine months ended December 31, 1999, other income was principally composed of foreign currency transaction gains and losses on the results of operations.

As described in Note 3 of the Notes to Unaudited Consolidated Financial Statements, the minority interest on the December 31, 2000 and 1999 financial statements represents the 7.5% and 5.0%, respectively, of Vital Diagnostics sold to an officer of the Company.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at December 31, 2000, while stockholders’ investment is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the nine months ended December 31, 2000. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income (expense) in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the three- and nine-month periods ended December 31, 2000 and 1999. The Company recognized a loss of approximately $618,000 related to such foreign currency transactions and translations as of December 31, 2000, which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

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

Novitron International, Inc.
(Registrant)

Israel M. Stein MD
Date: February 9, 2001	Israel M. Stein MD
President