Form 10KSB
period 2001-03-31
NOVITRON INTERNATIONAL INC
filed 2001-06-25
CIK 716646

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number: 0-12716

Novitron International, Inc.
(Name of small business issuer in its charter)

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

Issuer’s telephone number, including area code: (617) 527-9933

Securities registered pursuant to Section 12(b) of the Exchange Act:         None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes X      No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for the most recent fiscal year: $12,927,493

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $5,551,950 based on the average price of the Common Stock as reported by NASDAQ on June 20, 2001.

As of June 22, 2001, there were 1,445,227 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its 2001 Annual Meeting into Part III of Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc.

ANNUAL REPORT ON FORM 10-KSB

For the Year Ended March 31, 2001

PART I

Item 1. Business

Novitron International, Inc. (the "Company") is a multinational corporation focusing on scientific instrumentation used in medical, veterinary, and analytical laboratories and in industrial process monitoring. The Company’s Dutch subsidiary, Vital Scientific NV ("Vital Scientific"), designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and strategic partnerships. The Company’s Australian subsidiary, Vital Diagnostics Pty. Ltd. ("Vital Diagnostics") [formerly Clinical Data (Australia) Pty. Ltd.], distributes diagnostic instruments and assays in the South Pacific and has entered into a strategic alliance with Medical Innovations Limited for the development of immunoassay diagnostics. The Company’s Dutch subsidiary, NovaChem BV ("NovaChem"), develops and markets process monitors with applications in petrochemical and pharmaceutical production and in environmental monitoring.

Company History

Novitron International, Inc. was established in 1972 as Clinical Data, Inc. to offer ambulatory diagnostic physiological monitoring for clinical and research applications. In the 1980’s, through a series of strategic acquisitions, the Company grew to over $14 million in revenue. As the Company believed that future growth was limited, these businesses were divested in the early 1990’s. In April 1994, to better reflect the Company’s international scope and diversification, the Company’s name was changed from Clinical Data, Inc. to Novitron International, Inc.

In 1984, the Company acquired a thirty-three percent (33%) equity interest in Vital Scientific. From 1985 to 1991, the Company increased its equity position in this Dutch company to ninety-four percent (94%) and in October 1997, Vital Scientific became a wholly owned subsidiary.

In June 1992, the Company invested in NovaChem, a Dutch company formed to develop and market spectrophotometric process monitoring technology. In March 1995, NovaChem became a wholly owned subsidiary of the Company.

The Company established Vital Diagnostics in July 1992 as Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia and the South Pacific. As described in Note 3 in the accompanying Notes to the Consolidated Financial Statements, the Company has sold 7.5% of this subsidiary to an officer of the Company. In December 2000, the name of the subsidiary was changed to Vital Diagnostics Pty. Ltd.

VITAL SCIENTIFIC NV

Established in 1956 and headquartered in Spankeren/Dieren, The Netherlands, Vital Scientific is the nucleus of the Company’s operations. Vital Scientific designs, develops, manufactures, and distributes scientific instrumentation for medical, veterinary, and industrial applications.

The subsidiary’s principal products are automated and semi-automated analytical instruments used in medical and veterinary laboratories, marketed under the "Vitalab" tradename and under strategic OEM agreements with major diagnostic companies. These instruments include:

  The Vitalab Selectra E, Selectra II, and Vitalab Flexor "walk-away" clinical chemistry analyzers, capable of performing over 70 different diagnostic tests using reagents from almost all manufacturers. Over four thousand Selectra units have been placed worldwide.
  The Vitalab Viva, a dedicated system designed for therapeutic drug monitoring ("TDM") and for the detection of drugs of abuse ("DOA"), marketed by Behring Diagnostics in over thirty countries worldwide. The distribution agreement originally signed in 1997, was extended in March 2000 for an additional four years. This Viva analyzer was designed specifically for use with the Dade Behring Emit line of diagnostic assays for TDM and DOA.
  The HY-TEC 288 is a fully automated enzyme immunoassay system that was developed and is manufactured for Hycor Biomedical, Inc. of Garden Grove, California. In April 2000, Hycor began shipping the HY-TEC 288 with a reagent system that permits the testing of up to eight (8) different autoimmune tests or over nine hundred (900) specific allergies in a single run. Autoimmune disease is the underlying cause of more than 80 chronic illnesses. An estimated 50 million Americans suffer from autoimmune diseases. In addition, with more than 40 million Americans suffering from allergies, allergy symptoms are responsible for more visits domestically to doctors than any other single disease.

Since fiscal 1998, Vital Scientific has been certified as an ISO 9001 facility.

Marketing and Distribution

Vital Scientific markets its product line through a direct dealer network in Europe, the United States, the Far East, Latin America, Eastern Europe, and China.

In February 2001, Vital Scientific and AMP Medizintechnik Handels GmbH of Graz, Austria executed an agreement for the distribution of Vital Scientific instruments in certain Eastern European countries, including Poland and the Balkan States. The territory was formerly covered under an agreement with AVL Medical Instruments AG, Schaffhausen, Switzerland, which was acquired by F. Hoffmann-La Roche AG. Newly formed, AMP Medizintechnik Handels employs many of the sales professionals and service personnel from AVL Medical Instruments, who have an in-depth knowledge of the clinical laboratory market in Eastern Europe.

In January 2000, the Company signed an agreement with Landmark Scientific, Inc. of Greensboro, North Carolina, for the distribution of the Vitalab Selectra in the United States. Landmark Scientific is offering Vital Scientific's automated clinical chemistry analyzer to the "point-of-care" market.

In June 1998, Vital Scientific signed an agreement with the Wiener Laboratorios SAIC of Rosario, Argentina, for the exclusive distribution for Latin America of the Vitalab series of clinical chemistry analyzers. Established in 1960, Wiener Lab is the leading independent manufacturer of reagents in South America and is a major marketer of clinical chemistry instrumentation and reagents in the region. Wiener Lab is responsible for both the sales and service of Vital Scientific instrumentation in the territory. In April 2001, this agreement was extended for a two (2) year period.

A complete description of the products can be found at the company’s Web site, www.vitalscientific.com.

Product Development

To develop new products, Vital Scientific maintains a research team of mechanical, electronic and systems engineers, augmented by contract personnel, and further supported by a staff of professionals from a Slovenian-based software group. The company maintains mechanical prototyping and assembly operations that are highly automated.

During fiscal 2001, 2000, and 1999, the Company spent approximately $1,480,000, $1,985,000, and $1,825,000, respectively, on research and development at Vital Scientific.

In August 2000, the Company announced a strategic alliance with BioMedica Diagnostics Inc. of Windsor, Nova Scotia, for the technology transfer of a blood clotting detection analyzer and related reagents being developed by BioMedica Diagnostics. The instrument and accessories are to be manufactured by Vital Scientific and the reagents by BioMedica Diagnostics, and the product jointly distributed by the two companies. The instrument and reagents are designed for use in the doctor's office, clinics, for near patient testing, and for use in developing countries. The product is scheduled for delivery in the second half of fiscal 2002.

In July 2001, at the American Association of Clinical Chemistry meetings in Chicago, the company plans to introduce the Selectra-XL, a new four hundred (400) test per hour patient selective, high throughput clinical chemistry analyzer, capable of a wide range of routine, immunologic, and esoteric testing. This instrument, with twice the throughput of the Selectra-E, is designed for use with reagent diagnostics from different sources, and targets larger medical facilities. Vital Scientific believes that the unique robotic features, the user-friendly, windows-based interface and the wide range of applicable reagents available from several manufacturers for this instrument will provide its target market with state-of-the-art affordable "walk-away" testing capability.

In April 2001, the Company executed a joint venture agreement with Boston Innovation Inc. of Cambridge, Massachusetts, for the collaborative development and distribution of a non-contacting, micro-volume fluid dispenser that can be used for dispensing reagents, diluents, calibrators, standards, samples or similar liquids in human or veterinary diagnostics. The dispensing element, trademarked "Micro-Jet", may be configured in disposable and non-disposable, microliter and nanoliter formats. Prototypes are planned for demonstration at the American Association of Clinical Chemistry meetings in July 2001.

Research and development efforts at Vital Scientific are expected to be maintained at a constant level during fiscal 2002. The Company intends to develop new products where the Company perceives a demand and believes the product may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Competition

In developing instruments for dual-label and private label sales by third parties, and in marketing directly to distributors, the Company competes with numerous other companies. These include the direct marketers such as Bayer, Roche Diagnostics, and Kone Instruments, and in the OEM field with Sequa Corporation, Integrated Technologies Ltd., Medical Innovations, Inc., and many other smaller European and American companies. The Company believes that it competes on its capabilities, the quality of its products, and its ability to produce in a timely fashion.

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

VITAL DIAGNOSTICS Pty. Ltd.

Vital Diagnostics was formed in July 1992 under the name Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia, New Zealand, and the South Pacific. In addition, Vital Diagnostics provides the Company with strategic access to the diagnostics market for market research purposes. Australian medicine provides an ideal blend of the characteristics found in Europe and the United States and is, therefore, an excellent site to develop and test product concepts.

Although initially established to support strategic marketing activities, the Company has aggressively expanded its product line and has cultivated a growing third-party diagnostics distribution business that is ideally positioned to represent European, American, and Australian companies.

Vital Diagnostics currently represents the following companies:

    Hycor Biomedical - Urinalysis systems and consumables
    Axis-Shield - QC sera and cell biology products
    R&R Mechatronics - ESR analyzers
    Vital Scientific - Clinical chemistry analyzers
    E. Merck - Clinical chemistry reagents
    AI Analysinstrument AB - Closed tube ESR products
    ABX Hematologie - Cell counters and related reagents
    Psiron Ltd. - Tumor markers and autoimmune assays
    Trinity Biotech - Autoimmune and infectious disease diagnostics
    Cogent - Autoimmune reagents
    Eurospital - Tissue transglutaminase reagents
    Polymedco - IFA accessories
    Diagnostic Grifols - ELISA processors
    Zeus Scientific - ELISA reagents

The Hycor™ Biomedical line was launched in 1995 and has proven highly successful. The product is the leading urinalysis system in Australia with a market share of over 90 percent (90%).

A detailed review of the product offerings of Vital Diagnostics may be found on their Web site, www.vitaldiagnostics.com.

In March 1999, Vital Diagnostics and Medical Innovations Limited ("MIL") of Sydney, Australia, entered into a global strategic alliance for the distribution of MIL’s current immunoassay diagnostics. MIL has developed a range of unique tumor marker assays used in the management of breast and ovarian cancers and in the diagnosis of autoimmune diseases. Vital Diagnostics has used its strategic alliance with MIL to build a growing presence in the Australian and New Zealand immunodiagnostic market. The company is progressively expanding its product range to further this objective.

NOVACHEM BV

Established in 1992, NovaChem has developed and markets the IPM-Mark II Process Analyzer. This solid-state instrument, which employs fiber-optic and diode-array spectroscopic technology, was specifically designed for the on-line and continuous process monitoring of gases and liquids.

Using the IPM-Mark II, NovaChem has developed a series of applications that include the monitoring of Claus Plant sulfur recovery; color analysis of petroleum products; and the measurement of sulfur dioxide, oxides of nitrogen, and ammonia in stack emissions. The technology has also been proven effective in controlling ethylene glycol manufacture and in monitoring the production of pharmaceuticals. NovaChem’s products are production engineered and manufactured by Vital Scientific.

A complete description of the products may be found on the company’s Web site www.novachembv.com.

During fiscal 2000, NovaChem completed installations in the United States in the monitoring of ethylene dichloride production in a major company in Louisiana and in the catalytic conversion of oxides of nitrogen for a chemical company. The units are performing reliably and to specification. In fiscal 2001, a NovaChem sulfur recovery monitoring system underwent a successful factory acceptance test conducted by a major U.K. engineering company. The unit is scheduled for commissioning in the summer of 2001 at the trailblazing Malampaya Deep Water Gas-to-Power project, which represents the largest and most significant industrial investment in the history of the Philippines. The US$4.5 billion Malampaya project is being developed by Shell Philippines Exploration B.V. (SPEX). It signals the birth of the country's natural gas industry that will enable the supply of clean, environment-friendly fuel slated to provide 2,700 megawatts of power for a period of 20 years starting January 2002.

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

NovaChem’s technology is primarily marketed from NovaChem’s Web site and links from technical exposition web services and through established dealers and manufacturer’s representatives worldwide. Additional dealers were added this past year in North America and the Far East.

Product Development

During fiscal 2001, 2000, and 1999, NovaChem spent approximately $73,000, $74,000, and $54,000 respectively, on research and development. Resources were also employed for the development of related sampling systems necessary for the coupling of the diode-array monitor to the process line.

Competition

In developing and marketing instruments for process monitoring, NovaChem competes with many companies in Europe and the United States. These include Ametek, Applied Automation, Zeiss, and numerous others, which have greater financial and marketing resources than NovaChem. The Company believes that it competes on the basis of specialized features of its technology, simplicity of operation, high performance-to-cost ratio, and quality of its products.

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

Warranty and Product Liability

Warranty expenses were approximately two-tenths of one percent (0.20%) during fiscal 2001 and one-tenth of one percent (0.10%) during fiscal 2000.

Vital Scientific maintains product liability insurance in the amount of NLG10 million ($4.0 million) for the international sales of its laboratory instrumentation. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2002. The Company will reevaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company’s insurance coverage, if any, will not be successfully asserted against the Company.

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

Backlog

At the close of the fiscal year ended March 31, 2001, the Company had a backlog of approximately $1,449,000 as compared to $2,625,000 in 2000. It is anticipated that all of the existing backlog will be filled by shipments during fiscal 2002. Deliveries are generally made within 30 days after the receipt of an order.

Seasonality

The Company does not believe that its business has any significant seasonal factors.

Employees

The Company had eighty-eight (88) full, part-time, and contract employees as of March 31, 2001. Seventy-seven (77) of these employees are employed by Vital Scientific, one (1) by NovaChem, nine (9) by Vital Diagnostics, and one (1) by Novitron International, Inc.

Environmental matters

The Company does not believe that compliance with Federal, State or Local regulations relating to the protection of the environment have any material effect on the Company’s financial or competitive position.

Significant Customers

The loss of any of the Company’s major customers would have a significant material adverse impact on the Company.

Industry Segments

The information required by this section is specified in Note 14 in the accompanying Notes to the Consolidated Financial Statements.

Executive Officers of the Registrant

Subject to the discretion of the Board of Directors, officers serve for a one (1) year term expiring with the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their respective successors are elected and qualified.

Israel M. Stein, M.D., 58, has served as Chairman of the Board since 1972 and as President from 1972 until February 1988, and again since February 1989. Dr. Stein is a graduate of the Albert Einstein College of Medicine, a member of Alpha Omega Alpha, and is a Salk Scholar of the City University of New York. Before joining the Company, Dr. Stein served as Senior Assistant Surgeon at the National Institutes of Health and as a resident at Harvard Medical School.

Adrian Tennyenhuis, 50, Senior Vice President of the Company, is currently also the Managing Director of Vital Diagnostics Pty. Ltd. Mr. Tennyenhuis was formerly the Managing Director of Vital Scientific NV from 1989 to 1991. Before joining the Company, he held increasingly senior sales and marketing positions with Behring Diagnostics.

Emile Hugen, 56, has been the Managing Director of Vital Scientific NV since October 1991. With over 25 years of increasing management responsibility in manufacturing and operations at Vital Scientific, Mr. Hugen is an experienced operating officer of the Company.

Item 2. Properties

The Company leases approximately 500 square feet of office space in Newton, Massachusetts, under a series of short-term leases.

Vital Scientific leases approximately 35,000 square feet in Dieren, The Netherlands. The facility was designed specifically for the Company’s needs, but was financed entirely by an unrelated third party. The facility is leased until 2008 with renewal and expansion options.

NovaChem occupies approximately 500 square feet of office space in Newton and in Dieren, The Netherlands, under a series of short-term leases.

Vital Diagnostics occupies approximately 3,000 square feet of office and warehousing space in Castle Hill, New South Wales, under a lease expiring in December 2003.

The Company believes its current facilities are adequate for its planned needs in the near future.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

a) Market information: The Company’s Common Stock trades on the NASDAQ Stock Market under the symbol NOVI. The following table sets forth the range of high and low sale prices per share of Common Stock for each quarter in fiscal 2001 and 2000 as reported by the NASDAQ Stock Market.

Prices

Fiscal Year Ended March 31, 2001	High	Low
First Quarter	$ 3.50	$ 2.50
Second Quarter	$ 3.00	$ 1.94
Third Quarter	$ 2.38	$ 1.50
Fourth Quarter	$ 3.75	$ 2.06
Fiscal Year Ended March 31, 2000	High	Low
First Quarter	$ 1.75	$ 0.81
Second Quarter	$ 2.38	$ 1.06
Third Quarter	$ 3.50	$ 1.75
Fourth Quarter	$ 4.22	$ 1.50

b) The approximate number of holders of record and beneficial owners of the Company’s Common Stock at March 31, 2001 and March 31, 2000 were 221 and 550 and 226 and 600, respectively.

c) The Company paid a quarterly dividend of $0.01 per share in March 2001 and will consider continuing this practice on a quarterly basis depending upon financial results and other relevant factors to be considered by the board of directors.

Item 6. Selected Financial Data

The following table summarizes certain selected consolidated data and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB.

Fiscal Year Ended March 31

(In thousands, except per share amounts)

	2001	2000	1999	1998	1997
Income Statement Data
Revenues	$ 12,927	$ 14,183	$ 15,418	$ 11,802	$ 13,845
Gross profit	$ 3,840	$ 4,830	$ 4,153	$ 3,277	$ 3,713
Net income (loss)	$ 403	$ 108	$ (470)	$ 104	$ (583)
Basic net income (loss) per share	$ .28	$ .07	$ (.32)	$ .08	$ (.44)
Diluted net income (loss) per share	$ .27	$ .07	$ (.32)	$ .08	$ (.44)
Cash dividends per share	$ .01	$ .00	$ .00	$ .00	$ .00

Basic weighted average common shares outstanding	1,443	1,442	1,453	1,323	1,322
Diluted weighted average common shares outstanding	1,493	1,531	1,453	1,323	1,322

Balance Sheet Data
Working Capital	$ 3,018	$ 2,555	$ 2,595	$ 3,099	$ 4,206
Total Assets	$ 8,315	$ 8,279	$ 9,659	$ 9,405	$ 8,568
Long-Term Debt Obligations	$ 19	$ 0	$ 23	$ 30	$ 41
Stockholders’ Investment	$ 4,059	$ 3,999	$ 4,300	$ 4,641	$ 4,973

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources  The Company has cash and cash equivalents of approximately $1.5 million and working capital of approximately $3.0 million at March 31, 2001. The Company generated approximately $698,000 of cash from operations during the fiscal year ended March 31, 2001. The increase in funds generated comes from net income, the increase in accrued income taxes and deferred income taxes and a decrease in accounts receivable offset by the capitalization of software development costs and an increase in inventory levels. During fiscal 2001, approximately $448,000 was used in investing activities chiefly for the purchase of fixed assets. Approximately $38,000 was used in financing activities. The funds were used to purchase treasury stock, pay a cash dividend and pay down short-term debt and were offset by an increase in long-term borrowings.

In April 1998, the Company entered into a relationship with a major Dutch bank that provides for a 4,000,000 Dutch Guilder (approximately $1,599,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 5.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of March 31, 2001, the Company was in full compliance with all capital covenants of the credit line and no amounts were outstanding under this loan facility.

In May 1999, Vital Diagnostics entered into an agreement for a 450,000 Australian dollar (approximately $218,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3.0%; the prime rate is presently 9.75%. Trade receivables and inventory of Vital Diagnostics are provided as security for this facility; the line also requires the maintenance of certain capital ratios. As of March 31, 2001, the Company was in full compliance with all capital covenants of the credit line and no amounts were outstanding.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2002.

The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and is not material to the financial statements. (See Note 11 in the accompanying Notes to the Consolidated Financial Statements.) Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the Company’s predominant foreign functional currency, the Dutch Guilder, is translated into U.S. dollars. Approximately $181,000 of the March 31, 2001 balance of $1,538,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of translation into U.S. dollars of the amounts held in local currencies is reflected as a separate component of stockholders’ investment on the balance sheet. The cumulative translation adjustment in stockholders’ investment is approximately 10.1% of total assets on the March 31, 2001 consolidated balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

The primary risk is to monetary assets and liabilities denominated in currencies other than the U.S. dollar. Approximately $6.89 million of $6.99 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

Forward-looking statements, within the meaning of the Securities Exchange Act of 1934 (Section 21E), may be made throughout this Discussion and Analysis. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, such words as, "anticipates", "plans", "expects", "believes", "estimates", and similar expressions are intended to identify such forward-looking statements. Such statements involve risk and uncertainties, including but not limited to competitive, governmental, economic, and technological factors that may affect the Company's operations, products, markets, and services. Actual results could differ materially from those expressed in such statements and readers are referred to the Company’s other Securities and Exchange Commission reports and filings.

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

When analyzing the comparative revenue and expense figures presented below for the fiscal years ended March 31, 2001 and 2000, consideration should be given to the 13.8% weakening of the Company’s principal functional currency, the Dutch Guilder, against the U.S. dollar.

Consolidated revenues for fiscal year 2001 decreased 8.8% as compared to fiscal year 2000. Revenues, when expressed in the Company’s principal functional currency, the Dutch Guilder, were 3.8% higher than in fiscal year 2000. As expressed in Dutch Guilders, sales at Vital Scientific increased 3.1% over the prior year. When expressed in Australian Dollars, sales at Vital Diagnostics increased 7.0% over the prior year. Sales at NovaChem increased 6.8% over the prior year.

The gross margin decreased from 34.1% for the year ended March 31, 2000 to 29.7% for the year ended March 31, 2001. The decreased margin resulted from (i) a reduction in contract research revenues, the associated costs of which were not included in cost of revenues, from fiscal 2000 to fiscal 2001, (ii) a write-down of inventory related to a terminated research and development project, and (iii) an adjustment of amortization of capitalized software development costs. (See Note 1(m) in the accompanying Notes to the Consolidated Financial Statements.)

Sales and marketing expenses increased 25.7% on a consolidated basis as compared to the prior year. The increase is primarily the result of increasing sales activities at Vital Scientific and NovaChem offset by a decrease in sales expenses at Vital Diagnostics.

Research and development expenses were $1,552,000, of which $111,000 was capitalized onto the balance sheet pursuant to the precepts of Statement of Financial Accounting Standards No. 86,"Accounting for Computer Software to be Sold, Leased or Otherwise Marketed", (see Note 1(m) in the accompanying Notes to the Consolidated Financial Statements), resulting in $1,442,000 of research and development expenditures shown on the fiscal year 2001 consolidated statements of operations. The overall decrease in research and development expenditures of $460,000, or 22.9%, as compared to fiscal year 2000 is principally due to cost savings from contracting certain software development activities to lower cost providers and a realignment of development spending consistent with revenues.

General and administrative expenses increased 3.5% from last year primarily from the write-off of a receivable.

Interest income increased $28,000 as a result of increased funds available for investment. Interest expense increased $1,300.

Other income in fiscal 2001 results principally from payments received for the termination of distribution agreements between AVL Medical Instruments AG and the Company’s subsidiaries, Vital Diagnostics and Vital Scientific. In fiscal 2000, the amount for other income and expense was principally for an adjustment for interest in a subsidy.

The minority interest, as shown on the fiscal year 2001 and 2000 financial statements, represents 7.5% and 5% of Vital Diagnostics, respectively, sold to an officer of the Company. The details of this transaction are disclosed in Note 3 in the accompanying Notes to the Consolidated Financial Statements.

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

When analyzing the comparative revenue and expense figures presented below for the fiscal years ended March 31, 2000 and 1999, consideration should be given to the 8.9% weakening of the Company’s principal functional currency, the Dutch Guilder, against the U.S. dollar.

Consolidated revenues for fiscal 2000 decreased 8.0% as compared to fiscal year 1999. Revenues, when expressed in the Company’s principal functional currency, the Dutch Guilder, were approximately the same as in fiscal year 1999. As expressed in Dutch Guilders, sales at Vital Scientific decreased 8.5% between years because of lower unit sales of certain products. This was offset by an increase in sales at Vital Diagnostics of 71.2% when expressed in Australian dollars and impacted by a decrease of 18.4 % in revenues at NovaChem.

The gross margin increased from 26.9% for the year ended March 31, 1999 to 34.1% for the year ended March 31, 2000. The increased margin is the consolidated result of improved performance at each of the operating subsidiaries and is a consequence of improved product pricing, reduced product costs, and the effect of a sponsored research and development contract.

Sales and marketing expenses decreased 15.3% on a consolidated basis as compared to the prior year. The decrease is primarily the result of a cost containment program at Vital Scientific and NovaChem offset by an increase in sales expenses at Vital Diagnostics commensurate with their increase in revenues.

Research and development expenses increased 9.0% as compared to fiscal year 1999. This increase is principally due to the aforementioned sponsored research and development contract at Vital Scientific.

General and administrative expenses decreased 1.5% over the prior year.

During the fourth quarter of fiscal 1999, the Company began implementation of a restructuring plan at the Company’s subsidiary, Vital Scientific. As of March 31, 2000, the restructuring plan was completed and all amounts charged against the profit and loss statements have been paid out.

Interest expense decreased 79.6% from fiscal 1999. The decrease is principally due to fewer unit sales of the HYTEC-288 that was financed under a governmental development subsidy. This loan is repaid as units of the product are sold. Interest income decreased, as fewer funds were available during the year for investment.

Other income and expense in fiscal 2000 results principally from an adjustment for interest in a subsidy. In fiscal 1999, the amount for other income and expense was principally due to the effect of foreign currency transaction gains and losses on the results of operations.

The minority interest as shown on the fiscal year 2000 financial statements is the 5% of Vital Diagnostics sold to an officer of the Company on May 19, 1999. The details of this transaction are disclosed in Note 3 in the accompanying Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk Management. As a multinational corporation, the Company is exposed to changes in foreign currency rates, which could have a material adverse impact on the Company's financial results. The Company uses forward exchange contracts to manage the risk of exchange rate fluctuations relating to certain accounts receivable. The Company uses these derivative instruments to reduce its foreign exchange rate risk essentially by creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading purposes.

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at year-end, while stockholders’ investment is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the year. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income (expense) in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the U.S. dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during fiscal 2001. The Company recognized a loss of approximately $293,000 related to such foreign currency transactions and translations in fiscal 2001, which is included in cumulative translation adjustment in the accompanying consolidated statements of stockholders’ investment.

Investment Portfolio. The Company's investment policy guidelines limit the amount of credit exposure of any issue, issuer, and type of investment. See Note 1 – Summary of Significant Accounting Policies – in the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

See Index to the Company’s Financial Statements filed as part of this Form 10-KSB.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference to the table appearing under the caption "Election of Directors" in the Company’s definitive 2001 Proxy Statement for its Annual Meeting of Stockholders to be held on September 11, 2001.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company’s definitive 2001 Proxy Statement for its Annual Meeting of Stockholders to be held on September 11, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company’s definitive 2001 Proxy Statement for its Annual Meeting of Stockholders to be held on September 11, 2001.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company’s definitive 2001 Proxy Statement for its Annual Meeting of Stockholders to be held on September 11, 2001.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Form 10-KSB

1. Financial Statements. The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-KSB.

2. Financial Statement Schedules. The Financial Statement Schedules listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-KSB.

3. Exhibits. The exhibits which are filed with this Report or which are incorporated herein by reference are listed in the Exhibit Index filed as part of this Form 10-KSB.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVITRON INTERNATIONAL, INC.

Israel M. Stein, M.D.
Israel M. Stein, M.D.
Dated: June 22, 2001	Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: June 22, 2001	Israel M. Stein, M.D.
Israel M. Stein, M.D.
Chairman of the Board
Principal Executive Officer

Date: June 22, 2001	Arthur B. Malman
Arthur B. Malman
Director

Date: June 22, 2001
Alexander Sherman
Alexander Sherman
Director

Novitron International, Inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novitron International, Inc.:

We have audited the accompanying consolidated balance sheets of Novitron International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the accompanying schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 20, 2001

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2001 AND 2000

                    ASSETS

	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$1,538,295	$1,326,513
Accounts receivable, less reserves of $203,845 and $99,127 in 2001 and 2000, respectively	2,259,115	2,601,814
Inventories	2,775,196	2,360,177
Prepaid expenses	363,369	276,911
Other current assets	50,254	127,653
Total current assets	6,986,229	6,693,068

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,406,497	2,356,535
Leasehold improvements	373,882	371,538
Furniture and fixtures	365,179	352,399
Vehicles	60,639	61,896
	3,206,197	3,142,368
Less: Accumulated depreciation and amortization	2,375,637	2,226,638
	830,560	915,730

OTHER ASSETS, net	498,091	670,618
	$ 8,314,880	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2001 AND 2000

(Continued)

                LIABILITIES AND STOCKHOLDERS’ INVESTMENT

	2001	2000
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 11,701	$ 16,825
Accounts payable	2,277,399	2,425,514
Accrued expenses	1,477,301	1,573,527
Customer advances	14,351	65,886
Accrued income taxes	187,012	56,457
Total current liabilities	3,967,764	4,138,209
MINORITY INTEREST	37,747	17,463
LONG-TERM DEBT, net of current portion	19,263	-
DEFERRED TAXES	231,368	124,774

COMMITMENTS AND CONTINGENCIES: (Note 6)

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,452,227 and 1,445,227 in 2001 and 2000, respectively Outstanding: 1,438,427 and 1,445,227 in 2001 and 2000, respectively	14,522	14,452
Capital in excess of par value	4,866,785	4,862,481
Cumulative translation adjustment	(841,241)	(548,100)
Retained earnings (deficit)	58,998	(329,863)
Treasury stock, 13,800 and 0 shares at cost in 2001 and 2000, respectively	(40,326)	-
Total stockholders’ investment	4,058,738	3,998,970
	$ 8,314,880	$ 8,279,416

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	2001	2000	1999
REVENUES	$12,927,493	$14,182,636	$15,417,896
COST OF REVENUES	9,087,066	9,352,611	11,265,352
Gross profit	3,840,427	4,830,025	4,152,544
OPERATING EXPENSES:
Sales and marketing	1,067,269	848,818	1,002,107
Research and development	1,441,762	2,012,237	1,845,813
General and administrative	1,886,475	1,823,131	1,851,910
Restructuring	-	74,876	50,946
	4,395,506	4,759,062	4,750,776
(Loss) income from operations	(555,079)	70,963	(598,232)
Interest expense	(27,138)	(25,779)	(126,280)
Interest income	39,381	11,823	22,327
Other income (expense), net	1,283,860	113,711	(3,969)
	741,024	170,718	(706,154)
Provision for (benefit from) income taxes	321,000	53,000	(236,000)
	420,024	117,718	(470,154)
Minority interest expense	(16,930)	(10,139)	-
Net income (loss)	$403,094	$107,579	$ (470,154)

Basic net income (loss) per share	$ 0.28	$0.07	$ (0.32)
Diluted net income (loss) per share	$ 0.27	$ 0.07	$ (0.32)
Basic Weighted Average Common Shares Outstanding	1,443,061	1,442,046	1,453,091

Diluted Weighted Average Common and Common Equivalent Shares Outstanding	1,493,463	1,511,685	1,453,091

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999
	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Cumulative Translation Adjustment	Comprehensive Income (Loss)
BALANCE at March 31, 1998	1,454,211	$ 14,542	$ 4,881,068	$ -	$ 32,712	$(287,384)	$ -
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	214	2	(2)	-	-	-	-
Purchase of treasury stock	-	-	-	(10,177)	-	-
Translation adjustment	-	-	-	-	-	139,648	139,648
Net loss	-	-	-	-	(470,154)	-	(470,154)
Total comprehensive loss							$(330,506)
BALANCE at March 31, 1999	1,454,425	14,454	4,881,066	(10,177)	(437,442)	(147,736)
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	302	3	(3)	-	-	-	-
Sale of common stock	5,000	50	3,126	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-
Translation adjustment	-	-	-	-	-	(400,364)	(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$(292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Sale of common stock	7,000	70	4,304	-	-	-
Purchase of treasury stock	-	-	-	(40,326)	-	-
Common stock dividend	-	-	-	-	(14,233)	-
Translation adjustment	-	-	-	-	-	(293,141)	(293,141)
Net income	-	-	-	-	403,094	-	403,094
Total comprehensive income							$109,953
BALANCE at March 31, 2001	1,452,227	$14,522	$4,866,785	$ (40,326)	$58,998	$(841,241)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 403,094	$ 107,579	$ (470,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	627,090	416,708	451,227
Capitalization of software development costs	(110,690)	-	(33,115)
Loss (gain) on sale of equipment	326	-	(1,045)
Deferred income taxes	119,263	(27,408)	(3,657)
Minority interest	16,930	10,139	-
Changes in Current Assets and Liabilities
Accounts receivable	151,555	(44,489)	(457,278)
Inventories	(609,074)	347,122	788,504
Prepaid expenses	(110,075)	93,638	(58,848)
Other current assets	69,745	25,505	(140,518)
Accounts payable	34,707	(107,304)	217,587
Accrued expenses	14,619	(428,618)	308,526
Customer advances	(47,915)	(39,158)	120,288
Accrued income taxes	138,189	53,717	(176,170)
Net cash provided by operating activities	697,764	407,431	545,347

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	(69,741)	73,120	36,906
Purchase of equipment	(352,014)	(321,792)	(500,336)
Proceeds from sale of equipment	69,019	15,560	-
Sale of minority interest	3,354	7,324	-
Other, including foreign exchange effects on cash	(98,192)	(125,951)	44,334
Net cash used in investing activities	(447,574)	(351,739)	(419,096)

Continues on page 26

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

(Continued)

	2001	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from short-term notes payable	$(3,971)	$14,625	$ (51,406)
Proceeds from (payments on) long-term debt	19,811	(22,377)	(7,513)
Payment of cash dividend	(14,233)	-	-
Sale of common stock	4,374	3,176	-
Purchase of treasury stock	(44,389)	(11,676)	(10,177)
Net cash used in financing activities	(38,408)	(16,252)	(69,096)
NET INCREASE IN CASH AND CASH EQUIVALENTS	211,782	39,440	57,155

CASH AND CASH EQUIVALENTS,BEGINNING OF YEAR	1,326,513	1,287,073	1,229,918
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,538,295	$ 1,326,513	$ 1,287,073

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 25,274	$ 27,524	$ 271,683
Income taxes	$ 62,752	$ 983	$ 2,551

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") is a multinational company focusing on scientific instrumentation used in clinical and analytical laboratories and in process monitoring. The Company’s Dutch subsidiary, Vital Scientific NV, designs and manufactures scientific instrumentation marketed worldwide through distributors and strategic partnerships. The Company’s subsidiary, Vital Diagnostics Pty Ltd. (formerly Clinical Data (Australia), Pty. Ltd.), distributes diagnostic instruments and assays in the South Pacific. The Company’s Dutch subsidiary, NovaChem BV, develops and markets process monitoring technology for petrochemical and environmental applications.

The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, NovaChem BV, Spectronetics NV, Vital Diagnostics, Pty. Ltd., (92.5% owned subsidiary – see Note 3), and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at March 31, 2001 and 2000:

	2001	2000
Raw materials	$1,624,904	$1,290,048
Work-in-process	484,648	335,875
Finished goods	665,644	734,254
	$2,775,196	$2,360,177

(d) Revenue Recognition

The Company generally recognizes revenue from the sale of products and supplies at the time of shipment provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectibility is deemed probable.

(1) Operations and Accounting Policies (continued)

(d) Revenue Recognition (continued)

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin summarizes certain views of the SEC on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin. The adoption of SAB No. 101 did not have any effect on the accompanying consolidated financial statements.

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. If the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset. At March 31, 2001 and 2000, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. Based on an analysis of other assets at March 31, 2001, the Company does not believe impairment exists on any of its long-lived assets.

(f) Net income (loss) Per Share

The Company applies the provisions of SFAS No. 128, "Earnings per Share," for computing and presenting earnings per share. Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share is determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants based on the treasury stock method. In fiscal year 2001 and 1999, 12,834 and 118,035 weighted average potentially dilutive shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.

(1) Operations and Accounting Policies (continued)

(f) Net income (loss) Per Share (continued)

The calculations of basic and diluted weighted average shares outstanding are as follows:

	2001	2000	1999
Basic weighted average common shares outstanding	1,443,061	1,442,046	1,453,091
Dilutive effect of potential common shares	50,402	69,639	-
Diluted weighted average shares outstanding	1,493,463	1,511,685	1,453,091

(g) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." The functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Dutch Guilder. The functional currency of Vital Diagnostics is the Australian dollar and NovaChem BV uses the United States dollar as its functional currency. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to cumulative translation adjustment, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets.

Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations. For fiscal 2001, 2000, and 1999, foreign exchange gain (loss) was $560, ($10,278), and ($12,824), respectively.

See Note 4 for the impact of the required transition from the Dutch Guilder to the Euro.

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

                    (j) Warranty Policy

The Company provides a one-year warranty on its manufactured products, which covers parts and materials. The Company reserves for the potential costs of this warranty at the time of sale.

(1) Operations and Accounting Policies (continued)

                    (k) Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash equivalents, accounts receivable and accounts payable, approximates their carrying value.

(l) Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company maintains the majority of its cash balances with large financial institutions. See Notes 10 and 14 for significant customers and financial information by segment, respectively.

The Company enters into foreign exchange forward contracts for periods consistent with its committed exposures, to mitigate the effect of foreign currency movements on certain accounts receivable. The amount of outstanding forward contracts was approximately $750,000 as of March 31, 2001.

                        (m) Software Development Costs

In connection with the development of software included as a significant component of a new analysis product, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies. During the years ended March 31, 2001 and 1999, the Company capitalized approximately $111,000 and $32,000, respectively, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no amounts capitalized for the year ended March 31, 2000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the greater of the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during fiscal years 2001, 2000, and 1999 was approximately $257,000, $39,000 and $141,000, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations.

                          (n) New Pronouncements

In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of the Accounting Principles

(1) Operations and Accounting Policies (continued)

(n) New Pronouncements (continued)

Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in specified events, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for the periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this interpretation did not have any effect on the accompanying financial statements.

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

(3)Vital Diagnostics Pty. Ltd.

On December 8, 2000, the Company’s subsidiary, Clinical Data (Australia) Pty. Ltd., changed its name to Vital Diagnostics Pty. Ltd.

During fiscal year 2000, the Company, as part of an incentive program, entered into a restricted stock purchase agreement whereby a Company officer could purchase up to 7.5% (16,575 shares of common stock) of the Company’s wholly owned subsidiary, Vital Diagnostics, at par

(3)Vital Diagnostics Pty. Ltd. (continued)

value. On May 19, 1999, the officer purchased 7.5% of Vital Diagnostics, of which 5% vested on such date. The minority interest as shown in the financial statements for fiscal year 2000 reflects such vested equity. Pursuant to the terms of the restricted stock purchase agreement, the officer vested in the remaining 2.5% of Vital Diagnostics as of April 1, 2000. The minority interest as shown in the financial statements for fiscal year 2001 reflects the 7.5% of Vital Diagnostics as owned by the officer.

(4) Impact of the European Monetary Union

The European Monetary Union comprises 15 member states, 12 of which have adopted a common currency, the "Euro." From January 1, 1999 until January 1, 2002, the transition period, the national currencies will remain legal tender in the participating countries as denominations of the Euro. Monetary, capital, foreign exchange and inter-bank markets have converted to the Euro and non-cash transactions are possible in Euros. On January 1, 2002, Euro bank notes and coins will be issued and the former national currencies will be withdrawn from circulation no later than February 28, 2002.

The Company has reviewed the impact of the Euro conversion on its information systems, accounting systems, vendor payments and human resources, and the necessary modifications, if necessary, have been identified. Plans to upgrade or modify the software are substantially in place and will be finalized throughout the remainder of 2001.

The adoption of a single European currency will lead to greater product pricing transparency and a more competitive environment. The Company will convert its functional currency to the Euro as of April 1, 2001. The Euro conversion is not expected to have a significant effect on the Company’s results of operations or financial condition.

(5) Short-Term Notes Payable and Long-Term Debt

The Company’s debt obligations are as follows at March 31, 2001 and 2000:

	2001	2000
Short-term notes payable	$ -	$ 16,825
Long-term debt -
Notes payable, interest ranging from 11.35% - 11.55%	30,964	-
	30,964	16,825
Less: short-term notes payable and current portion of long-term debt	11,701	16,825
	$ 19,263	$ -

The notes payable are secured by certain assets of the Company.

(5) Short-Term Notes Payable and Long-Term Debt (continued)

In April 1998, the Company entered into a relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,599,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank (5.5% at March 31, 2001). Trade receivables and inventory of Vital Scientific are provided as security for this facility. As of March 31, 2001, the Company was in full compliance with all capital covenants of the credit line and no amounts were outstanding.

In May 1999, Vital Diagnostics entered into an agreement for a 450,000 Australian dollar (approximately $218,000) line of credit. Interest on this facility is set at prime plus 3.0%; the prime rate is presently 9.75%. Trade receivables and inventory of Vital Diagnostics are provided as security for this facility; the line also requires the maintenance of certain capital ratios. As of March 31, 2001, the Company was in full compliance with all capital covenants of the credit line and no amounts were outstanding.

(6) Lease Commitments

The Company leases facilities, vehicles and computer equipment principally under operating leases. Future minimum lease payments under these operating leases as of March 31, 2001 are approximately as follows:

Year Ending March 31,	Amount
2002	$308,000
2003	289,000
2004	285,000
2005	273,000
2006	261,000
Thereafter	472,000
$1,888,000

Rent expense of approximately $304,000, $326,000, and $353,000 was incurred during fiscal 2001, 2000, and 1999, respectively.

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

(7) Stock Option Plans (continued)

In October 1998, the Company’s Board of Directors authorized the repricing of certain options outstanding under the Plan and the Directors’ Plan. Options for a total of 83,783 shares were surrendered under the repricing by employees and directors and exchanged for options to purchase 97,000 shares at the new option exercise price and vesting schedule. The exercise price is equal to the fair market value of the Company’s common stock on October 21, 1998, $0.62 ($0.69 for options repriced to an officer at 110% of the fair market value as of the grant date). These repriced options are reflected as grants and cancellations in the fiscal 1999 stock option activity below.

The following table summarizes stock option activity.

		Option Price
	Weighted Number of Shares	Per Share	Average Price
Outstanding at March 31, 1998	96,617	$2.73–13.30	$3.99
Options granted	97,000	0.62-0.69	0.65
Options canceled or expired	(83,783)	2.73–13.30	(4.18)
Outstanding at March 31, 1999	109,834	0.62-2.73	0.89
Options granted	5,000	1.88	1.88
Options exercised	(5,000)	0.62	0.62
Options exchanged for minority interest (Note 3)	(11,062)	0.62	0.62
Options canceled or expired	(10,000)	0.62	0.62
Outstanding at March 31, 2000	88,772	0.62-2.73	1.02
Options granted	11,000	1.94-$2.06	1.96
Options exercised	(7,000)	0.62	0.62
Outstanding at March 31, 2001	92,772	$0.62-$2.73	$1.16

Exercisable at March 31, 2001	82,772	$0.62-2.73	$1.07
Exercisable at March 31, 2000	86,272	$0.62-2.73	$1.00
Exercisable at March 31, 1999	59,501	$0.62-2.73	$1.03

(7) Stock Option Plans (continued)

The range of exercise prices for options outstanding and options exercisable at March 31, 2001 is as follows:

	Outstanding		Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.62 - $0.68	63,938	3.56 years	$ 0.65	63,938	$ 0.65
$1.88	5,000	4.83 years	1.88	5,000	1.88
$1.94	9,000	3.68 years	1.94	0	1.94
$2.06	2,000	2.78 years	2.06	1,000	2.06
$2.73	12,834	2.47 years	2.73	12,834	2.73
	92,772	3.46 years	$ 1.16	82,772	$ 1.07

In October 1995, the FASB released SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 31, 1995. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion No. 25. The Company has adopted the disclosure-only requirements of SFAS No. 123 and will continue to account for employee stock options using APB Opinion No. 25, making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company and its subsidiaries in the fiscal years ended March 31, 2001, 2000, and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Risk-free interest rate	5.12% - 5.75%	5.88%	4.18%
Expected dividend yield	0	0	0
Expected lives	3.82 years	6.00 years	6.00 years
Expected volatility	56.69%	101.41%	110.50%
Weighted average grant date fair value per share of options granted during the period	$1.96	$1.88	$0.65

(7) Stock Option Plans (continued)

The pro forma effect on the Company of applying SFAS No. 123 to recognize certain compensation expense for the years ended March 31, 2001, 2000, and 1999 would be as follows:

	2001	2000	1999
Pro forma net income (loss)	$397,564	$94,821	$(499,113)
Pro forma basic net income (loss) per share	$0.28	$0.07	$(0.34)
Pro forma diluted net income (loss) per share	$0.27	$0.06	$(0.34)

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

The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations consists of the following:

	For the Year Ended March 31,
	2001	2000	1999
Current:
Domestic	$ -	$ -	$ -
Foreign	202,000	33,000	(232,000)
Total Current	202,000	33,000	(232,000)

Deferred:
Domestic	-	-	-
Foreign	119,000	20,000	(4,000)
Total Deferred	119,000	20,000	(4,000)
	$ 321,000	$ 53,000	$ (236,000)

(8) Income Taxes (continued)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

	For the Year Ended March 31,
	2001	2000	1999
Provision for (benefit from) taxes at statutory rate	$259,000	$60,000	$ (247,000)
Utilization of foreign net operating loss carryforward	(12,000)	(240,000)	(38,000)
Domestic operating loss not benefited	5,000	202,000	10,000
Foreign operating loss not benefited	50,000	42,000	9,000
Taxes resulting from higher incremental foreign rate	-	1,000	36,000
Tax benefit resulting from lower statutory foreign rate	(35,000)	(29,000)	(1,000)
Tax benefit resulting from dividend not taxed	(26,000)	-	-
Taxes resulting from nondeductible amortization	58,000	-	-
Other	22,000	17,000	(5,000)
	$321,000	$53,000	$ (236,000)

The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 2001 and 2000 is as follows:

	2001	2000
Net operating loss carryforwards	$2,673,979	$2,630,525
General business tax credit carryforwards	9,299	31,331
Other, net	25,781	3,848
	2,709,059	2,665,704
Less: valuation allowance	2,695,265	2,641,403
	$ 13,794	$ 24,301

SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company has determined that for fiscal year 2001, except for the deferred tax asset resulting from the tax temporary differences with respect to certain accrued liabilities under Australian tax law for Vital Diagnostics, it does not meet the "more likely than not" standard. For fiscal year 2000, only the net operating loss carryforward at Vital Scientific generated during fiscal year 1999 met this standard. Accordingly, the Company has provided a valuation allowance against the deferred tax assets for all items except for the aforementioned, which is included in other assets.

(8) Income Taxes (continued)

The tax effect on the components of the deferred tax liability at March 31, 2001 and 2000 is as follows:

	2001	2000
Capitalized software development costs	$ 37,669	$ -
Depreciation	65,498	95,138
Bad debt reserve	27,984	-
Reserves for marketing expense	53,170	-
Temporary differences	47,047	28,841
Other	-	795
	$231,368	$124,774

The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $4,434,000 and $1,549,000, respectively; these carryforwards will expire from 2002 to 2021. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $9,000. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 2010 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service. There are approximately $4,620,000 in U.S. alternative minimum tax net operating loss carryforwards that between 2008 and 2021.

The Company has foreign net operating loss carryforwards of approximately $2,785,000 of which $322,000 are not subject to expiration and $2,463,000 that expire between 2002 and 2011.

(9) Pension Plan

The Company’s subsidiary, Vital Scientific, participates in a multiemployer defined benefit pension plan. Contributions and expenses incurred by the Company amounted to approximately $126,000, $221,000, and $119,000 during fiscal 2001, 2000, and 1999, respectively.

(10) Significant Customers

During fiscal year 2001, the Company had sales of scientific and process monitoring equipment to one significant customer amounting to approximately 14% of consolidated revenues. Approximately 18% of accounts receivable at March 31, 2001 were from this customer. During fiscal 2000, the Company had sales of scientific and process monitoring instrumentation to a different significant customer amounting to approximately 11% of consolidated revenues; approximately 6% of accounts receivable at March 31, 2000 were from this customer. During fiscal 1999, the Company had sales of scientific and process monitoring instrumentation to two significant customers amounting to approximately 18% and 20% of consolidated revenues.

(11) Other Income (Expense), net

Other income (expense), net, consists of the following:

	For the Years Ended March 31,
	2001	2000	1999
Foreign exchange gain (loss)	$ 560	$(10,278)	$(12,824)
Termination of distribution agreements	1,244,329	-	-
Subsidy adjustment	-	97,001	-
Other income, net	38,971	26,988	8,855
	$1,283,860	$113,711	$ (3,969)

During fiscal year 2001, payments were received for the termination of distribution agreements between AVL Medical Instruments AG and the Company’s subsidiaries, Vital Diagnostics and Vital Scientific.

(12) Accrued Expenses

Accrued expenses consist of the following:

	2001	2000
Payroll and payroll-related expenses	$538,415	$421,881
Warranty reserves	110,495	123,929
Development credits	651,983	785,680
Other	176,408	242,037
	$ 1,477,301	$ 1,573,527

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

(13) Other Assets

Other assets consist of the following:

	2001	2000
Goodwill, net of accumulated amortization of $386,000 and $391,000 at March 31, 2001 and 2000, respectively	$62,367	$96,337
Capitalized software development costs, net of accumulated amortization of $402,000 and $165,000 at March 31, 2001 and 2000, respectively	312,457	491,554
Other	123,267	82,727
	$498,091	$670,618

(14) Segment Information

Effective for the fiscal year ended March 31, 1999, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the design and marketing of process monitoring instrumentation (NovaChem), and the sale of instruments and consumables in Australia (Vital Diagnostics). The Company evaluates the performance of its operating segments based on net income, accounting changes, and nonrecurring items. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the revenues, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived. Segment information for the years ended March 31, 2001, 2000, and 1999 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Revenues
March 31, 2001	$10,504,764	$2,180,917	$ 241,812	$ -	$12,927,493
March 31, 2000	11,598,093	2,358,162	226,381	-	14,182,636
March 31, 1999	13,800,115	1,340,880	276,901	-	15,417,896
Operating Costs
March 31, 2001	$10,998,428	$2,072,822	$ 249,046	$ 162,276	$13,482,572
March 31, 2000	11,601,194	2,170,925	213,192	126,362	14,111,673
March 31, 1999	14,296,470	1,291,628	338,333	89,697	16,016,128
Net Income (Loss)
March 31, 2001	$ 364,117	$ 208,803	$ (102,421)	$ (67,405)	$ 403,094
March 31, 2000	145,452	231,046	328,047	(596,966)	107,579
March 31, 1999	(360,802)	10,917	61,121	(181,390)	(470,154)
Total Assets
March 31, 2001	$ 7,206,373	$ 767,227	$ 111,864	$ 229,416	$ 8,314,880
March 31, 2000	7,231,455	810,469	33,487	204,005	8,279,416
March 31, 1999	8,841,020	443,778	75,238	298,774	9,658,810

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

MARCH 31, 2001

Item	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period

Allowance for Doubtful Accounts
2001	$ 99,127	$ 121,689	$ 16,971	$ 203,845

2000	$ 78,999	$ 22,586	$ 2,458	$ 99,127

1999	$ 49,457	$ 29,542	$ -	$ 78,999

Restructuring Charge
2001	$ -	$ -	$ -	$ -

2000	$ 50,946	$ -	$ 50,946	$ -

1999	$ -	$ 50,946	$ -	$ 50,946

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
*** Incorporated by reference to Form 10-C filed with the SEC on June 16, 1994.

EXHIBIT 22.1

SUBSIDIARIES OF THE REGISTRANT

The Registrant has the following subsidiaries, the financial statements of which are included in the consolidated financial statements of the Registrant:

Name	Country of Incorporation	Percentage Owned
Clinical Data BV	Netherlands	100%
NovaChem BV	Netherlands	100%
Spectronetics NV	Curacao	100%
Vital Diagnostics Pty. Ltd.	Australia	92.5%
Vital Scientific NV	Netherlands	100%

EXHIBIT 24.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-KSB into the Company’s previously filed Registration Statements on Form S-8 (File Nos. 33-25938, 33-25939, 33-46233 and 33-46234).

ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 20, 2001