Form 10QSB
period 2001-06-30
NOVITRON INTERNATIONAL INC
filed 2001-08-10
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                                                        For the Quarterly Period Ended June 30, 2001

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                              For the transition period from              to

For Quarter Ended                                                                                                                     Commission File Number June 30, 2001                                                                                                                                        0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                                                            04-2573920
(State or other jurisdiction of incorporation or organization)                                                                                                            (IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code:  (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required
to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

The number of shares of common stock outstanding as of August 8, 2001 is 1,445,227

Transitional Small Business Disclosure Format: Yes __  No X

Novitron International, Inc.     AND SUBSIDIARIES

FORM 10-QSB

Index

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2001 (unaudited)	March 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 1,037,995	$1,538,295
Accounts receivable, less reserves of $194,000 and $204,000 at June 30 and March 31, 2001, respectively	2,426,269	2,259,115
Inventories	2,706,090	2,775,196
Prepaid expenses	193,641	363,369
Other current assets	43,724	50,254
Total current assets	6,407,719	6,986,229

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,361,280	2,406,497
Leasehold improvements	353,186	373,882
Furniture and fixtures	360,412	365,179
Vehicles	61,968	60,639
	3,136,846	3,206,197
Less: Accumulated depreciation and amortization	2,376,683	2,375,637
	760,163	830,560

OTHER ASSETS, net	533,068	498,091
	$ 7,700,950	$ 8,314,880

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
(Continued)

	June 30, 2001 (unaudited)	March 31, 2001
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 12,316	$ 11,701
Accounts payable	1,949,024	2,277,399
Accrued expenses	1,289,432	1,477,301
Customer advances	19,522	14,351
Accrued income taxes	154,033	187,012
Total current liabilities	3,424,327	3,967,764
MINORITY INTEREST	40,702	37,747
LONG-TERM DEBT, net of current portion	17,491	19,263
DEFERRED TAXES	228,671	231,368

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,454,227 and 1,452,227at June 30, and March 31, 2001, respectively Outstanding: 1,440,227 and 1,438,427 at June 30, and March 31, 2001, respectively	14,542	14,522
Capital in excess of par value	4,868,065	4,866,785
Other comprehensive loss	(972,421)	(841,241)
Retained earnings	121,072	58,998
Treasury stock, 14,000 and 13,800 shares at cost, at June 30, and March 31, 2001, respectively	(41,499)	(40,326)
Total stockholders’ investment	3,989,759	4,058,738
	$ 7,700,950	$ 8,314,880

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,

	2001	2000
REVENUES	$ 2,959,187	$ 2,940,704
COST OF REVENUES	1,991,475	1,857,357
Gross profit	967,712	1,083,347
OPERATING EXPENSES:
Sales and marketing	240,079	262,608
Research and development	304,675	484,803
General and administrative	365,603	383,515
	910,357	1,130,926
Income/(loss) from operations	57,355	(47,579)
Interest expense	(541)	(875)
Interest income	8,935	6,673
Other income	13,502	239,528
	79,251	197,747
(Benefit from) provision for income taxes	(84)	109,426
	79,335	88,321
Minority interest expense	(2,956)	(14,557)
Net income	$ 76,379	$ 73,764
Basic net income per share	$ 0.05	$ 0.05
Diluted net income per share	$ 0.05	$ 0.05
Basic Weighted Average Common Shares Outstanding	1,438,461	1,445,227
Diluted Weighted Average Common and Common Equivalent Shares Outstanding	1,499,188	1,506,712

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS
ENDED MARCH 31, 2000 AND 2001 AND FOR THE THREE MONTHS ENDED JUNE 30, 2001
	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Other Comprehensive Loss	Comprehensive Income (Loss)
BALANCE at March 31, 1999	1,454,425	$ 14,544	$ 4,881,066	$ (10,177)	$ (437,442)	$(147,736)
Issuance of common stock in connection with a 10% stockdividend of March 27, 1998	302	3	(3)	-	-	-
Sale of common stock	5,000	50	3,126
Purchase of treasury stock	-	-	-	(11,676)	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-
Translation adjustment	-	-	-	-	-	(400,364)	(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$ (292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Sale of common stock	7,000	70	4,304	-	-	-
Purchase of treasury stock	-	-	-	(40,326)	-	-
Common stock dividend	-	-	-	-	(14,233)	-
Translation adjustment	-	-	-	-	-	(293,141)	(293,141)
Net income	-	-	-	-	403,094	-	403,094
Total Comprehensive income							$ 109,953
BALANCE at March 31, 2001	1,452,227	14,522	4,866,785	(40,326)	58,998	(841,241)
Sale of common stock	2,000	20	1,280	-	-	-
Purchase of treasury stock	-	-	-	(1,173)	-	-
Common stock dividend	-	-	-	-	(14,305)	-
Translation and hedge contract adjustment	-	-	-	-	-	(131,180)	(131,180)
Net income	-	-	-	-	76,379	-	76,379
Total Comprehensive loss							$(54,801)
BALANCE at June 30, 2001 (unaudited)	1,454,227	$ 14,542	$4,868,065	$(41,499)	$121,072	$(972,421)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 76,379	$ 73,764
Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Depreciation and amortization	120,849	64,065
Minority interest	2,956	14,557
Deferred income taxes	6,503	(8)
Capitalization of software development costs	(64,943)	-
Changes in Current Assets and Liabilities-
Accounts receivable	(262,907)	77,728
Inventories	(40,106)	(443,742)
Prepaid expenses	160,447	(45,861)
Other current assets	4,799	77,456
Accounts payable	(247,470)	223,942
Accrued expenses	(138,769)	7,977
Customer advances	5,906	3,689
Accrued income taxes	(26,647)	106,028
Net cash (used in) provided by operating activities	(403,003)	159,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other assets	(1,890)	(6,397)
Purchases of equipment	(30,473)	(56,370)
Sale of minority interest	-	3,354
Investment in joint venture	(20,325)	-
Other, including foreign exchange effects on cash	(29,618)	32,173
Net cash used in investing activities	(82,306)	(27,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) short-term debt	1,103	(7,265)
Payments on long-term debt	(1,053)	-
Payment of cash dividend	(14,305)	-
Sale of common stock	1,298	-
Purchase of treasury stock	(2,034)	-
Net cash used in financing activities	(14,991)	(7,265)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(500,300)	125,090

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,538,295	1,326,513
CASH AND CASH EQUIVALENTS AT JUNE 30, 2001 and 2000	$ 1,037,995	$ 1,451,603

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company’s financial position at June 30, 2001 and June 30, 2000. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2001.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, NovaChem BV, Spectronetics NV, Vital Diagnostics, Pty. Ltd., (92.5% owned subsidiary – see Note 2), and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates market, and consist of cash and marketable financial instruments with original maturities of 90 days or less.

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 2001:

	June 30, 2001	March 31, 2001
Raw materials	$1,581,927	$1,624,904
Work-in-process	356,310	484,648
Finished goods	767,853	665,644
	$2,706,090	$2,775,196

(d) Revenue Recognition

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
June 30, 2001
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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 142 "Goodwill and Other Intangible Assets" require the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. If the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

The Company adopted SAFS No. 142 for its fiscal year beginning April 1, 2001. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to an annual assessment for impairment, or more frequent if circumstances indicate a possible impairment. To compute whether goodwill is impaired, the Company must perform a fair-value-based impairment test. At June 30 and March 31, 2001, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. The Company does not believe that implementation of the impairment test referred to above will have a significant impact on the Company’s results or that an impairment exists. The amount of goodwill that would have been amortized for the three month period ended June 30, 2001 is approximately $6,000.

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

The calculations of basic and diluted weighted average shares outstanding are as follows:

	June 30, 2001	June 30, 2000
Basic weighted average common shares outstanding	1,438,461	1,445,227
Dilutive effect of potential common shares	60,727	61,485
Diluted weighted average shares outstanding	1,499,188	1,506,712

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Continued)

(1) Operations and Accounting Policies (continued)

(g) Foreign Currency Translation

The Company accounts for foreign currency transaction and translation gains and losses in accordance with SFAS No. 52, "Foreign Currency Translation." Effective April 1, 2001, the functional currency of Clinical Data BV, Vital Scientific NV and Spectronetics NV is the Euro. The functional currency of Vital Diagnostics is the Australian dollar and NovaChem BV uses the United States dollar as its functional currency. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other expense in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to other comprehensive loss, included as a separate component of stockholders’ investment in the accompanying consolidated balance sheets.

Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations. For the three months ended June 30, 2001 and 2000, foreign exchange gain was $13,954 and $27,069, respectively.

See Note 3 for the impact of the required transition from the Dutch Guilder to the Euro.

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

(i) Software Development Costs

In connection with the development of software included as a significant component of a new analysis product, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies. During the three month period ended June 30, 2001, the Company capitalized approximately $65,000 under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no amounts capitalized for the three months ended June 30, 2000. As of June 30, 2001, the net value of capitalized software was approximately $332,000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the greater of the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during the three month periods ended June 30, 2001 and 2000 was approximately $33,000 and $5,400, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Continued)

(1) Operations and Accounting Policies (continued)

(j) Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in no cumulative effect on income or other comprehensive income (loss) for the Company. Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. Under hedge accounting, the Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts related to anticipated transactions (approximately $3,000) are deferred as a component of other comprehensive loss. These deferred gains and losses will be recognized in income in the period in which the underlying anticipated transaction occurs.

At June 30, 2001, the Company had contracts for the sale of Euros and the purchase of US dollars totaling approximately $300,000. At June 30, 2001, the Company had not recorded any deferred income relating to its foreign currency contracts as the amount was immaterial. Subsequent to June 30, 2001 this contract was settled.

The cash requirements of the above described financial instruments approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged. The Company’s forward foreign exchange contracts contain market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions and assets being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions with credit ratings of A/A-2 or better. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above. Prior to the fourth quarter of fiscal 2001 the Company followed SFAS No. 52, "Foreign Currency Translation," and the Company had not entered into any significant hedging activities.

(k) Segment Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements of this standard are presented in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Continued)

(1) Operations and Accounting Policies (continued)

(l) New Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

(2)Vital Diagnostics Pty. Ltd.

On December 8, 2000, the Company’s subsidiary, Clinical Data (Australia) Pty. Ltd., changed its name to Vital Diagnostics Pty. Ltd.

During fiscal year 2000, the Company, as part of an incentive program, entered into a restricted stock purchase agreement whereby a Company officer could purchase up to 7.5% (16,575 shares of common stock) of the Company’s wholly owned subsidiary, Vital Diagnostics, at par value. On May 19, 1999, the officer purchased 7.5% of Vital Diagnostics, of which 5% vested on such date. Pursuant to the terms of the restricted stock purchase agreement, the officer vested in the remaining 2.5% of Vital Diagnostics as of April 1, 2000. The minority interest as shown in the financial statements reflects the 7.5% of Vital Diagnostics as owned by the officer.

(3) Impact of the European Monetary Union

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

Effective April 1, 2001, the functional currency for Vital Scientific, Clinical Data BV and Spectronetics is the Euro. Until March 31, 2001, the functional currency for these entities was the Dutch Guilder. The translation of Dutch Guilders into Euros was done at the fixed rate of 2.204 Dutch Guilders per Euro. The adoption of the Euro as the principal foreign functional currency did not have a material impact upon the results of operation.

(4) Investment in Joint Venture

During fiscal year 2002, the Company formed a joint venture with Boston Innovation, Inc. for the development of a fluid handling device. To date, the Company’s investment consists of a 50% equity ownership and loans of $15,000. The joint venture is in the developmental stage.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Continued)

(5) Segment Data

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

The Company’s revenues are derived from foreign countries. Revenues from contracts entered into by our Netherlands’ subsidiaries contributed approximately 84% of our consolidated revenues for the three months ended June 30, 2001. Revenues from contracts entered into by our Australian subsidiary contributed approximately 16% of our consolidated revenues for the three months ended June 30, 2001.

Segment information for the three months ended June 30, 2001 and 2000 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
June 30, 2001	$ 2,365,800	$ 461,589	$ 131,798	$ -	$ 2,959,187
June 30, 2000	$ 2,243,848	$ 674,841	$ 22,015	$ -	$ 2,940,704

Operating Costs
June 30, 2001	$ 2,400,603	$ 419,826	$ 57,167	$ 24,236	$ 2,901, 832
June 30, 2000	$ 2,311,468	$ 603,865	$ 46,541	$ 26,409	$ 2,988,283

Net Income (Loss)
June 30, 2001	$ (13,045)	$ 36,450	$ 53,073	$ (99)	$ 76,379
June 30, 2001	$ (64,420)	$ 179,533	$ (47,579)	$ 6,230	$ 73,764

Total Assets
June 30, 2001	$ 6,558,890	$ 790,584	$ 117,435	$ 234,041	$ 7,700,950
March 31, 2001	$ 7,206,373	$ 767,227	$ 111,864	$ 229,416	$ 8,314,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company used approximately $403,000 of cash in operations during the first three months of fiscal year 2002. The decrease in funds comes from the increase in accounts receivable, the decrease in accounts payable and accrued expenses offset by a decrease in prepaid expenses. During the quarter, the Company used $82,000 in investing activities, chiefly for the purchase of equipment and the investment in a joint venture. Approximately $15,000 was used in financing activities, which came primarily from the payment of a cash dividend.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,543,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 5.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of June 30, 2001, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In May 1999, Vital Diagnostics entered into an agreement for a 450,000 Australian dollar (approximately $230,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3%; the prime rate is presently 9.75%. Trade receivables and inventory of Vital Diagnostics are provided as security for this facility; the line also requires the maintenance of certain covenants. As of June 30, 2001, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2002.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Euros, is translated into U.S. dollars. Approximately $218,000 of the June 30, 2001 balance of $1,038,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in the other comprehensive loss which is a separate component of stockholders’ investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no significant hedging procedures employed by the Company. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $6.32 million of $6.41 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

First Quarter ended June 30, 2001 compared to the First Quarter ended June 30, 2000

When analyzing the comparative revenues and expenses below, consideration should be given to the 6.5% weakening of the Company’s predominant foreign functional currency, the Euro, against the U.S. Dollar for the three months ended June 30, 2001 and 2000. The Company has adopted the Euro as its predominant foreign functional currency as of April 1, 2001, while prior to that date, the predominant functional currency was the Dutch Guilder. In the discussion below, the fiscal year 2001 figures, which were formerly presented in Dutch Guilders, have been converted to Euros at the fixed rate of 2.2034 Dutch Guilders per Euro to facilitate comparison of the fiscal year 2002 results against the fiscal year 2001 results.

Consolidated revenues increased 0.6% as compared to the prior year. When expressed in their functional currencies, sales increased 7.6%. Sales at Vital Scientific increased 12.7% for the comparative period, while sales at Vital Diagnostics declined 21.4% from the prior year. The decline at Vital Diagnostics is primarily attributable to the previously announced termination of the distributorship in Australia with AVL Medical Instruments AG.

The gross profit margin decreased from 36.8% at June 30, 2000 to 32.7% at June 30, 2001 primarily reflecting a reduction in contract research revenues which had a higher margin than traditional product sales.

Sales and marketing expenses decreased 8.6% from the same period last year. The decline is principally due to decreased expenses at Vital Diagnostics commensurate with the reduction in sales.

For the comparative three month period, research and development expenses decreased 37.2% from the prior year. This decrease was largely due to the completion of a project last year which was paid for by a third party. The Company, for the quarter ended June 30, 2001, expensed $305,000 and capitalized an additional $65,000 of costs related to the development of new products. In comparing this quarter with the quarter ended March 31, 2001, research and development expenditures increased by $70,000 relating to new product development.

General and administrative expenses decreased 4.7% for the three month comparatives, in line with the weakening of the Euro against the U.S. dollar.

For the first three months of fiscal year 2002, interest expense decreased $300 from the same period in fiscal year 2001; interest income increased $2,300 over the same comparative period. For the first quarter of fiscal year 2002, other income is principally comprised of the effect of foreign currency transactions gains and losses on the results of operations. In the prior year, other income predominantly consisted of a payment received for the termination of a distribution agreement, an adjustment of interest payable and the foreign currency gains and losses on the results of operations.

The minority interest as shown on the June 30, 2001 and 2000 financial statements represents the 7.5% of Vital Diagnostics sold to an officer of the Company. This is described more fully in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk Management As a multinational corporation, the Company is exposed to changes in foreign currency rates, which could have a material adverse impact on the Company’s financial results. The Company uses forward exchange contracts to manage the risk of exchange rate fluctuations relating to certain accounts receivable. The Company uses these derivative instruments to reduce its foreign exchange risk essentially by creating offsetting market exposures. The instruments held by the Company are not leveraged and are not held for trading purposes.

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at June 30, 2001, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the three months ended June 30, 2001. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to other comprehensive loss, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the three-month periods ended June 30, 2001 and 2000. The Company recognized a loss of approximately $133,000 related to such foreign currency transactions and translations as of June 30, 2001 which is included in other comprehensive loss in the accompanying consolidated statements of stockholders’ investment.

Investment Portfolio The Company’s investment policy guidelines limit the amount of credit exposure of any issue, issuer, and type of investment. See Note 1 – Summary of Significant Accounting Policies – in the accompanying Notes to Unaudited Consolidated Financial Statements.

Part II. OTHER INFORMATION

Item 1. Legal proceedings: On June 15, 2001, Vital Scientific commenced an action against Scil Diagnostics GmbH in the District Court in Arnhem, The Netherlands, for the preliminary hearing of witnesses, related to the termination of a development contract and use of proprietary intellect. PA Consultants, Diasys Diagnostics System AG, Fried Kunstsotechnik GmbH and Hamilton Bonaduz AG were also named in the request.

Items 2 - 6: None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Novitron International, Inc.
(Registrant)

Israel M. Stein MD
Date: August 10, 2001	Israel M. Stein MD President