Form 10QSB
period 2001-09-30
NOVITRON INTERNATIONAL INC
filed 2001-11-08
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                            For the Quarterly Period Ended September 30, 2001

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                               For the transition period from to

For Quarter Ended	Commission File Number
September 30, 2001	0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code:     (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of October 31, 2001 is 1,443,585.

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements
	Unaudited consolidated balance sheets at September 30, 2001 and March 31, 2001	3
	Unaudited consolidated statements of operations for the three and six months ended September 30, 2001 and 2000	5
	Consolidated statements of stockholders’ investment for the years ended March 31, 2000 and 2001 and the six months ended September 30, 2001 (unaudited)	6
	Unaudited consolidated statements of cash flows for the six months ended September 30, 2001 and 2000	7
	Notes to unaudited consolidated financial statements	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	16
Part II: OTHER INFORMATION		16
SIGNATURE		17

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2001 (unaudited)	March 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 962,255	$1,538,295
Accounts receivable, less eserves of $221,000 and $204,000 at September 30 and March 31, 2001, respectively	2,853,838	2,259,115
Inventories	2,509,994	2,775,196
Prepaid expenses	202,094	363,369
Other current assets	47,178	50,254
Total current assets	6,575,359	6,986,229

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,540,019	2,406,497
Leasehold improvements	386,447	373,882
Furniture and fixtures	378,319	365,179
Vehicles	61,319	60,639
	3,366,104	3,206,197
Less: Accumulated depreciation and amortization	2,634,326	2,375,637
	731,778	830,560

OTHER ASSETS, net	542,218	498,091
	$ 7,849,355	$ 8,314,880

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
(Continued)

	September 30, 2001 (unaudited)	March 31, 2001
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 10,168	$ 11,701
Accounts payable	1,614,257	2,277,399
Accrued expenses	1,265,114	1,477,301
Customer advances	65,046	14,351
Accrued income taxes	149,839	187,012
Total current liabilities	3,104,424	3,967,764
MINORITY INTEREST	42,284	37,747
LONG-TERM DEBT, net of current portion	16,207	19,263
DEFERRED TAXES	198,440	231,368

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,457,585 and 1,452,227 at September 30, and March 31, 2001, respectively Outstanding: 1,443,585 and 1,438,427 at September 30, and March 31, 2001, respectively	14,576	14,522
Capital in excess of par value	4,873,283	4,866,785
Other comprehensive loss	(693,332)	(841,241)
Retained earnings	336,695	58,998
Treasury stock, 14,000 and 13,800 shares at cost, at September 30, and March 31, 2001, respectively	(43,222)	(40,326)
Total stockholders’ investment	4,488,000	4,058,738
	$ 7,849,355	$ 8,314,880

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000
REVENUES	$ 3,460,004	$ 3,914,225	$ 6,419,191	$ 6,854,929

COST OF REVENUES	2,211,382	2,744,484	4,202,857	4,601,841
Gross profit	1,248,622	1,169,741	2,216,334	2,253,088
OPERATING EXPENSES:
Sales and marketing	283,371	260,925	523,450	523,533
Research and development	207,559	383,398	512,234	868,201
General and administrative	439,805	472,285	805,408	855,800
	930,735	1,116,608	1,841,092	2,247,534
Income from operations	317,887	53,133	375,242	5,554
Interest expense	(7,396)	(13,150)	(7,937)	(14,025)
Interest income	9,218	9,309	18,153	15,982
Other (expense) income	(31,842)	91,363	(18,340)	330,891
	287,867	140,655	367,118	338,402
Provision for income taxes	56,307	56,627	56,223	166,053
	231,560	84,028	310,895	172,349
Minority interest	(1,582)	(1,647)	(4,538)	(16,204)
Net income	$ 229,978	$ 82,381	$ 306,357	$ 156,145
Basic net income per share	$ 0.16	$ 0.06	$ 0.21	$ 0.11
Diluted net income per share	$ 0.15	$ 0.05	$ 0.20	$ 0.10
Basic Weighted Average Common Shares Outstanding	1,442,342	1,444,385	1,439,436	1,445,015
Diluted Weighted Average Common and Common Equivalent Shares Outstanding	1,568,067	1,533,157	1,536,738	1,533,787

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS

ENDED MARCH 31, 2000 AND 2001 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Other Comprehensive Loss	Comprehnsive Income (Loss)
BALANCE at March 31, 1999	1,454,425	$ 14,544	$ 4,881,066	$ (10,177)	$ (437,442)	$(147,736)
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	302	3	(3)	-	-	-
Sale of common stock	5,000	50	3,126
Purchase of treasury stock	-	-	-	(11,676)	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-
Translation adjustment	-	-	-	-	-	(400,364)	$(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$(292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Sale of common stock	7,000	70	4,304	-	-	-
Purchase of treasury stock	-	-	-	(40,326)	-	-
Common stock dividend	-	-	-	-	(14,233)	-
Translation adjustment	-	-	-	-	-	(293,141)	$(293,141)
Net income	-	-	-	-	403,094	-	403,094
Total comprehensive income							$ 109,953
BALANCE at March 31, 2001	1,452,227	14,522	4,866,785	(40,326)	58,998	(841,241)
Sale of common stock	5,358	54	6,498	-	-	-
Purchase of treasury stock	-	-	-	(2,896)	-	-
Common stock dividend	-	-	-	-	(28,660)	-
Translation and hedge contract adjustment	-	-	-	-	-	147,909	$147,909
Net income	-	-	-	-	306,357	-	306,357
Total comprehensive income							$454,266
BALANCE at September 30, 2001 (unaudited)	1,457,585	$ 14,576	$4,873,283	$(43,222)	$336,695	$(693,332)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 306,357	$ 156,145
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	246,072	177,940
Minority interest	4,538	16,204
Deferred income taxes	(40,275)	39,114
Capitalization of software development costs	(66,014)	-
Changes in Current Assets and Liabilities-
Accounts receivable	(489,410)	(142,641)
Inventories	358,083	151,252
Prepaid expenses	168,655	52,761
Other current assets	4,798	62,115
Accounts payable	(722,551)	(615,535)
Accrued expenses	(256,375)	(131,284)
Customer advances	48,307	44,635
Accrued income taxes	(42,525)	112,409
Net cash used in operating activities	$ (480,340)	$ (76,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Decrease)/ increase in other assets	$ (10,616)	$ 3,412
Purchases of equipment	(51,201)	(133,532)
Sale of minority interest	-	3,354
Investment in joint venture	(22,110)	-
Other, including foreign exchange effects on cash	17,936	(55,833)
Net cash used in investing activities	$ (65,991)	$ (182,599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$ -	$ 1,353
Payments on debt	(5,565)	-
Payment of cash dividend	(28,660)	-
Sale of common stock	6,550	-
Purchase of treasury stock	(2,034)	(6,969)
Net cash used in financing activities	$ (29,709)	$ (5,616)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (576,040)	$ (265,100)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,538,295	1,326,513
CASH AND CASH EQUIVALENTS AT September 30, 2001 and 2000	$ 962,255	$ 1,061,413

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company’s financial position at September 30, 2001 and September 30, 2000. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2001.

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

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at September 30, and March 31, 2001:

	September 30, 2001	March 31, 2001
Raw materials	$1,546,864	$1,624,904
Work-in-process	303,162	484,648
Finished goods	659,968	665,644
	$2,509,994	$2,775,196

(d) Revenue Recognition

The Company recognizes revenue from the sale of products and supplies at the time of shipment, provided that there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and collectibility is deemed probable.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin summarizes certain views of the SEC on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with the guidelines in the bulletin. The adoption of SAB No. 101 did not have a material effect on the accompanying consolidated financial statements.

The Company generally recognizes revenue from the sale of products and supplies at the time of shipment.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 142 "Goodwill and Other Intangible Assets" require the Company to continually evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets and such intangibles as goodwill may warrant revision or that the carrying value of these assets may be impaired. To compute whether assets have been impaired under SFAS No. 121, the estimated gross cash flows for the estimated remaining useful life of the asset are compared to the carrying value. If the gross cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.

The Company adopted SAFS No. 142 for its fiscal year beginning April 1, 2001. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to an annual assessment for impairment, or more frequent if circumstances indicate a possible impairment. To compute whether goodwill is impaired, the Company must perform a fair-value-based impairment test. At September 30 and March 31, 2001, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. The Company has determined that the fair value of the reporting unit exceeds the carrying value of the goodwill and therefore the Company believes no impairment exists at September 30, 2001. The amount of goodwill that would have been amortized for the three and six-month periods ended September 30, 2001 is approximately $6,000 and $12,000, respectively.

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

The calculations of basic and diluted weighted average shares outstanding are as follows:

Three Months Ended: Six Months Ended:

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Basic weighted average common shares outstanding	1,442,342	1,444,385	1,439,436	1,445,015
Weighted average potential common shares	125,725	88,772	97,302	88,772
Diluted weighted average shares outstanding	1,568,067	1,533,157	1,536,738	1,533,787

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
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

Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations. For the six months ended September 30, 2001 there is a foreign exchange loss of approximately $25,000 versus a foreign exchange gain of approximately $127,000 for the six months ended September 30, 2000. For the three months ended September 30, 2001, there is a foreign exchange loss of approximately $39,000 versus a foreign exchange gain of approximately $100,000 for the three months ended September 30, 2000.

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

(i) Software Development Costs

In connection with the development of software included as a significant component of a new analysis product, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies. During the six month period ended September 30, 2001, the Company capitalized approximately $77,000 under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no amounts capitalized for the six months ended September 30, 2000. As of September 30, 2001, the net value of capitalized software was approximately $329,000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the greater of the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during the six month periods ended September 30, 2001 and 2000 was approximately $73,000 and $8,000, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
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

Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in no cumulative effect on income or other comprehensive income (loss) for the Company. Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. Under hedge accounting, the Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts related to anticipated transactions (approximately $66,000) are deferred as a component of other comprehensive income. These deferred gains and losses will be recognized in income in the period in which the underlying anticipated transaction occurs.

At September 30, 2001, the Company had contracts for the sale of US dollars and the purchase of Euros totaling approximately $1,275,000. At September 30, 2001, the Company had not recorded any deferred expense relating to its foreign currency contracts as the amount was immaterial.

The cash requirements of the above-described financial instruments approximate their fair value. Cash flows associated with these financial instruments are classified consistent with the cash flows from the transactions being hedged. The Company’s forward foreign exchange contracts contain market and credit risk not recognized in the consolidated financial statements. The market risk associated with these instruments resulting from currency exchange rate movements is expected to offset the market risk of the underlying transactions and assets being hedged. The credit risk is that the Company’s banking counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions with credit ratings of A/A-2 or better. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any loss as a result of default by other parties. However, there can be no assurances that the Company will be able to mitigate market and credit risks described above. Prior to the fourth quarter of fiscal 2001 the Company followed SFAS No. 52, "Foreign Currency Translation," and the Company had not entered into any significant hedging activities.

(k) Segment Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements of this standard are presented in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(Continued)

(1) Operations and Accounting Policies (continued)

(l) New Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends SFAS No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(Continued)

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

(4) Investment in Joint Venture

During fiscal year 2002, the Company formed a joint venture with Boston Innovation, Inc. for the development of a fluid handling device. To date, the Company’s investment consists of a 50% equity ownership and loans of approximately $27,000. The joint venture is in the developmental stage.

(5) Segment Data

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the design and marketing of process monitoring instrumentation (NovaChem), and the sale of instruments and consumables in Australia (Vital Diagnostics). The Company evaluates the performance of its operating segments based on net income, accounting changes, and nonrecurring items. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the revenues, operating costs, net income and total assets. Revenues are attributed to the subsidiary from which derived.

The Company’s revenues are derived from foreign countries. Revenues from contracts entered into by our Netherlands’ subsidiaries contributed approximately 87% and 85% of our consolidated revenues for the three and six-month periods ended September 30, 2001, respectively. Revenues from contracts entered into by our Australian subsidiary contributed approximately 13% and 15% of our consolidated revenues for the respective three and six-month periods ended September 30, 2001.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(Continued)

(5) Segment Data (continued)

Segment information for the six months ended September 30, 2001 and 2000 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
September 30, 2001	$ 5,277,130	$ 937,928	$ 204,133	$ -	$ 6,419,191
September 30, 2000	5,561,295	1,232,983	60,651	-	6,854,929

Operating Costs
September 30, 2001	$ 4,979,730	$ 861,279	$ 125,957	$ 76,983	$ 6,043,949
September 30, 2000	5,516,698	1,135,430	89,746	107,501	6,849,375

Net Income (Loss)
September 30, 2001	$ 240,997	$ 55,964	$ 38,768	$ (29,372)	$ 306,357
September 30, 2000	100,949	199,846	(76,836)	(67,814)	156,145

Total Assets
September 30, 2001	$ 6,738,325	$ 789,918	$ 82,484	$ 238,628	$ 7,849,355
March 31, 2001	7,206,373	767,227	111,864	229,416	8,314,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company used approximately $480,000 of cash in operations during the first six months of fiscal year 2002. The decrease in funds comes from the increase in accounts receivable, the decrease in accounts payable and accrued expenses offset by a decrease in inventory levels and prepaid expenses. The Company used $66,000 in investing activities, chiefly for the purchase of equipment and the investment in a joint venture. Approximately $30,000 was used in financing activities, which came primarily from the payment of a cash dividend.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,660,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 5.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of September 30, 2001, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In September 2001, Vital Diagnostics entered into an agreement for a 200,000 Australian dollar (approximately $98,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3.75%; the prime rate is presently 8.85%. Trade receivables and inventory of Vital Diagnostics are provided as security for this facility; the line also requires the maintenance of certain covenants. As of September 30, 2001, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2002.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Euros, is translated into U.S. dollars. Approximately $478,000 of the September 30, 2001 balance of $962,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in the other comprehensive loss which is a separate component of stockholders’ investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no significant hedging procedures employed by the Company other than the forward currency contracts discussed in Note 1(j) in the Notes to Unaudited Consolidated Financial Statements. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $6.50 million of $6.58 million of current assets reside in the Company’s foreign subsidiaries.

Second Quarter and Six- Months ended September 30, 2001 compared to the Second Quarter and Six- Months ended September 30, 2000

The Company has adopted the Euro as its predominant functional currency as of April 1, 2001, while prior to that date the predominant functional currency was the Dutch Guilder. In the discussion below, the fiscal year 2001 figures, which were formerly presented in Dutch Guilders, have been converted to Euros, at the fixed rate of 2.2034 Dutch Guilders per Euro to facilitate comparison of the fiscal year 2002 results against the fiscal year 2001 results.

Consolidated revenues decreased 11.6% for the second quarter and 6.4% for the year-to-date when compared to the respective periods in the prior fiscal year. Sales at Vital Scientific were down 9.8% for the second quarter and less than 1% for the year-to-date comparatives. The sales at Vital Diagnostics decreased 4.9% for the three-month and 13.8% for the year-to-date comparatives, which reflects the termination of a distribution agreement in Australia with AVL Medical Instruments AG during the first quarter of fiscal year 2001.

The gross profit margin increased from 29.9% to 36.1% for the three-month periods ended September 30, 2000 and 2001, respectively, and from 32.9% to 34.5% for the six-month periods then ended, due to improved product and inventory pricing.

Sales and marketing expenses increased 8.6% from the comparative quarter and are unchanged for the year-to-date comparisons. For the quarter, the increase largely relates to expenses including travel associated with cultivating new channels of distribution.

Research and development expenses decreased 45.9% and 41.0% for the three- and six-month periods ended September 30, 2001, respectively, from the prior year. The decrease is principally due to cost savings from contracting certain software development activities to lower cost providers. The Company, for the second quarter of fiscal year 2002, expensed $208,000 and capitalized an additional $12,000 of costs related to the development of new products. For the year-to-date, $512,000 of research and development costs have been expensed and $77,000 have been capitalized.

General and administrative expenses decreased 6.9% for the quarter and 5.9% for the year-to-date as compared to the prior year. This reflects an ongoing program at the Company to control general and administrative expenses.

For the second quarter, interest expense declined $5,800 from the prior year and $6,100 for the six-month comparatives. This reflects a decreased reliance on borrowed funds. Interest income increased $2,200 for the six months ended September 30, 2001 versus September 30, 2000. In fiscal year 2002, other income and expense is principally comprised of the effect of foreign currency transaction gains and losses on the results of operations. In the prior year, other income was largely a payment received for the termination of a distribution agreement, an adjustment of interest payable and the foreign currency transaction gains and losses on the results of operations.

The minority interest as shown on the September 30, 2001 and September 30, 2000 financial statements represents the 7.5% of Vital Diagnostics sold to an officer of the Company. This is more fully described in Note 2 of the Notes to Unaudited Consolidated Financial Statements.

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

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at September 30, 2001, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the three months ended September 30, 2001. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to other comprehensive loss, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the three-month periods ended September 30, 2001 and 2000. The Company recognized a gain of approximately $214,000 related to such foreign currency transactions and translations as of September 30, 2001 which is included in other comprehensive loss in the accompanying consolidated statements of stockholders’ investment.

Foreign Exchange Hedging We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $1,275,000 of foreign exchange forward contracts denominated in Euro currencies which represented underlying customer accounts receivable transactions at the end of the second quarter of fiscal year 2002. We adopted SFAS 133 in the first quarter of fiscal year 2002. As a result, at each balance sheet date, the foreign currency exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the first, second and third quarters of fiscal year 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Investment Portfolio The Company’s investment policy guidelines limit the amount of credit exposure of any issue, issuer, and type of investment.

Part II. OTHER INFORMATION

Item 1. Legal proceedings: On June 15, 2001, Vital Scientific commenced an action against Scil Diagnostics GmbH in the District Court in Arnhem, The Netherlands, for the preliminary hearing of witnesses, which was refused by the Court on September 3, 2001. Rather than pursuing an appeal, the Company has elected to commence arbitration proceedings under the terms of the contract.

Items 2-3. None

Item 4. Submission of Matters to a Vote of Security Holders:

                At the Annual Meeting for the fiscal year ended March 31, 2001, held on September 11, 2001,   the following matters were submitted to          a vote of the security holders:

(a) Directors elected as follows:	Israel M. Stein Arthur B. Malman Alexander Sherman
(b) Matters voted on as follows:
Election of directors:
Arthur B. Malman:	1,409,755 voted for 3,710 withheld authority to vote
Alexander Sherman:	1,409,810 voted for 3,655 withheld authority to vote
Israel M. Stein:	1,409,810 voted for 3,655 withheld authority to vote
Ratification of auditors:	1,405,224 voted for 372 voted against 7,869 abstained

Items 5-6. None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.
Novitron International, Inc. (Registrant)
Israel M. Stein MD
Date: November 8, 2001	Israel M. Stein MD President