Form 10QSB/A
period 2001-09-30
NOVITRON INTERNATIONAL INC
filed 2002-02-14
CIK 716646

FORM 10-QSB/A

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

Explanatory Note:  This Form 10-QSB/A is being filed by Novitron International, Inc, a Delaware corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001, filed November 8, 2001, to correct a currency conversion calculation error in a US GAAP adjustment in the Company’s Unaudited Consolidated Statements of Operations. The amounts for "Research and Development Costs" for the three and six months ended September 30, 2001 were incorrectly reported as $207,559 and $512,234, respectively. The correct figures for the three and six month periods are $344,131 and $648,806, respectively. The corrected Form 10-QSB is filed herewith.

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

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
(Continued)
	September 30, 2001 (unaudited)	March 31, 2001
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 10,168	$ 11,701
Accounts payable	1,614,257	2,277,399
Accrued expenses	1,406,881	1,477,301
Customer advances	65,046	14,351
Accrued income taxes	149,839	187,012
Total current liabilities	3,246,191	3,967,764
MINORITY INTEREST	42,284	37,747
LONG-TERM DEBT, net of current portion	16,207	19,263
DEFERRED TAXES	198,440	231,368

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,457,585 and 1,452,227 at September 30, and March 31, 2001, respectively Outstanding: 1,443,585 and 1,438,427 at September 30, and March 31, 2001, respectively	14,576	14,522
Capital in excess of par value	4,873,283	4,866,785
Other comprehensive loss	(698,527)	(841,241)
Retained earnings	200,123	58,998
Treasury stock, 14,000 and 13,800 shares at cost, at September 30, and March 31, 2001, respectively	(43,222)	(40,326)
Total stockholders’ investment	4,346,233	4,058,738
	$ 7,849,355	$ 8,314,880

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000
REVENUES	$ 3,460,004	$ 3,914,225	$ 6,419,191	$ 6,854,929

COST OF REVENUES	2,211,382	2,744,484	4,202,857	4,601,841
Gross profit	1,248,622	1,169,741	2,216,334	2,253,088
OPERATING EXPENSES:
Sales and marketing	283,371	260,925	523,450	523,533
Research and development	344,131	383,398	648,806	868,201
General and administrative	439,805	472,285	805,408	855,800
	1,067,307	1,116,608	1,977,664	2,247,534
Income from operations	181,315	53,133	238,670	5,554
Interest expense	(7,396)	(13,150)	(7,937)	(14,025)
Interest income	9,218	9,309	18,153	15,982
Other (expense) income	(31,842)	91,363	(18,340)	330,891
	151,295	140,655	230,546	338,402
Provision for income taxes	56,307	56,627	56,223	166,053
	94,988	84,028	174,323	172,349
Minority interest	(1,582)	(1,647)	(4,538)	(16,204)
Net income	$ 93,406	$ 82,381	$ 169,785	$ 156,145
Basic net income per share	$ 0.06	$ 0.06	$ 0.12	$ 0.11
Diluted net income per share	$ 0.06	$ 0.05	$ 0.11	$ 0.10
Basic Weighted Average Common Shares Outstanding	1,442,342	1,444,385	1,439,436	1,445,015
Diluted Weighted Average Common and Common Equivalent Shares Outstanding	1,568,067	1,533,157	1,536,738	1,533,787

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS

ENDED MARCH 31, 2000 AND 2001 AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Other Comprehensive Loss	Comprehnsive Income (Loss)
BALANCE at March 31, 1999	1,454,425	$ 14,544	$ 4,881,066	$ (10,177)	$ (437,442)	$(147,736)
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	302	3	(3)	-	-	-
Sale of common stock	5,000	50	3,126
Purchase of treasury stock	-	-	-	(11,676)	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-
Translation adjustment	-	-	-	-	-	(400,364)	$(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss						-	$(292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Sale of common stock	7,000	70	4,304	-	-	-
Purchase of treasury stock	-	-	-	(40,326)	-	-
Common stock dividend	-	-	-	-	(14,233)	-
Translation adjustment	-	-	-	-	-	(293,141)	$(293,141)
Net income	-	-	-	-	403,094	-	403,094
Total comprehensive income							$ 109,953
BALANCE at March 31, 2001	1,452,227	14,522	4,866,785	(40,326)	58,998	(841,241)
Sale of common stock	5,358	54	6,498	-	-	-
Purchase of treasury stock	-	-	-	(2,896)	-	-
Common stock dividend	-	-	-	-	(28,660)	-
Translation and hedge contract adjustment	-	-	-	-	-	142,714	$142,714
Net income	-	-	-	-	169,785		169,785
Total comprehensive income							$312,499
BALANCE at September 30, 2001 (unaudited)	1,457,585	$ 14,576	$4,873,283	$(43,222)	$200,123	$(698,527)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 169,785	$ 156,145
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	246,072	177,940
Minority interest	4,538	16,204
Deferred income taxes	(40,275)	39,114
Capitalization of software development costs	(66,014)	-
Changes in Current Assets and Liabilities-
Accounts receivable	(489,410)	(142,641)
Inventories	358,083	151,252
Prepaid expenses	168,655	52,761
Other current assets	4,798	62,115
Accounts payable	(722,551)	(615,535)
Accrued expenses	(119,803)	(131,284)
Customer advances	48,307	44,635
Accrued income taxes	(42,525)	112,409
Net cash used in operating activities	$ (480,340)	$ (76,885)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Decrease)/ increase in other assets	$ (10,616)	$ 3,412
Purchases of equipment	(51,201)	(133,532)
Sale of minority interest	-	3,354
Investment in joint venture	(22,110)	-
Other, including foreign exchange effects on cash	17,936	(55,833)
Net cash used in investing activities	$ (65,991)	$ (182,599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$ -	$ 1,353
Payments on debt	(5,565)	-
Payment of cash dividend	(28,660)	-
Sale of common stock	6,550	-
Purchase of treasury stock	(2,034)	(6,969)
Net cash used in financing activities	$ (29,709)	$ (5,616)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (576,040)	$ (265,100)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,538,295	1,326,513
CASH AND CASH EQUIVALENTS AT September 30, 2001 and 2000	$ 962,255	$ 1,061,413

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

(m) Amendment

This Form 10-QSB/A is being filed Company as an amendment to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001, filed November 8, 2001, to correct a currency conversion calculation error in a US GAAP adjustment in the Company’s Unaudited Consolidated Statements of Operations. The amounts for “Research and Development Costs” for the three and six months ended September 30, 2001 were incorrectly reported as $207,559 and $512,234, respectively. The correct figures for the three and six month periods are $344,131 and $648,806, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(Continued)

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

Segment information for the six months ended September 30, 2001 and 2000 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
September 30, 2001	$ 5,277,130	$ 937,928	$ 204,133	$ -	$ 6,419,191
September 30, 2000	5,561,295	1,232,983	60,651	-	6,854,929

Operating Costs
September 30, 2001	$ 5,116,302	$ 861,279	$ 125,957	$ 76,983	$ 6,180,521
September 30, 2000	5,516,698	1,135,430	89,746	107,501	6,849,375

Net Income (Loss)
September 30, 2001	$104,425	$ 55,964	$ 38,768	$ (29,372)	$ 169,785
September 30, 2000	100,949	199,846	(76,836)	(67,814)	156,145

Total Assets
September 30, 2001	$ 6,738,325	$ 789,918	$ 82,484	$ 238,628	$ 7,849,355
March 31, 2001	7,206,373	767,227	111,864	229,416	8,314,880

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

Second Quarter and Six- Months ended September 30, 2001 compared to the Second Quarter and Six- Months ended September 30, 2000

The Company has adopted the Euro as its predominant functional currency as of April 1, 2001, while prior to that date the predominant functional currency was the Dutch Guilder. Vital Scientific adopted the Euro on October 1, 2001. In the discussion below, the fiscal year 2001 figures, which were formerly presented in Dutch Guilders, have been converted to Euros, at the fixed rate of 2.20 Dutch Guilders per Euro to facilitate comparison of the fiscal year 2002 results against the fiscal year 2001 results.

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

Research and development expenses decreased 10.2% and 25.3% for the three- and six-month periods ended September 30, 2001, respectively, from the prior year. The decrease is principally due to cost savings from contracting certain software development activities to lower cost providers. The Company, for the second quarter of fiscal year 2002, expensed $344,000 and capitalized an additional $12,000 of costs related to the development of new products. For the year-to-date, $649,000 of research and development costs have been expensed and $77,000 have been capitalized.General and administrative expenses decreased 6.9% for the quarter and 5.9% for the year-to-date as compared to the prior year. This reflects an ongoing program at the Company to control general and administrative expenses.

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

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at September 30, 2001, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the six months ended September 30, 2001. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to other comprehensive loss, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the six-month periods ended September 30, 2001 and 2000. The Company recognized a gain of approximately $209,000 related to such foreign currency transactions and translations as of September 30, 2001, which is included in other comprehensive loss in the accompanying consolidated statements of stockholders’ investment.

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
Novitron International, Inc. (Registrant)
Israel M. Stein MD
Date: February 13, 2002	Israel M. Stein MD President