Form 10QSB
period 2001-12-31
NOVITRON INTERNATIONAL INC
filed 2002-02-14
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                        For the transition period from to

For Quarter Ended                                                                                                                                                                                                                                          Commission File Number
December 31, 2001                                                                                                                                                                                                                                                              0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                                                                                                                                                                                              04-2573920
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of February 11, 2002 is 1,443,587.

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

	Unaudited consolidated balance sheets at December 31, 2001 and March 31, 2001	3

	Unaudited consolidated statements of operations for the three and nine months ended December 31, 2001 and 2000	5

	Consolidated statements of stockholders’ investment for the years ended March 31, 2000 and 2001 and the nine months ended December 31, 2001 (unaudited)	6

	Unaudited consolidated statements of cash flows for the nine months ended December 31, 2001 and 2000	7

	Notes to unaudited consolidated financial statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	16

Part II: OTHER INFORMATION		17

SIGNATURE		17

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2001 (unaudited)	March 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$ 1,657,480	$1,538,295
Accounts receivable, less reserves of $211,000 and $204,000 at December 31 and March 31, 2001, respectively	2,775,316	2,259,115
Inventories	2,086,794	2,775,196
Prepaid expenses	287,357	363,369
Other current assets	23,875	50,254
Total current assets	6,830,822	6,986,229

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,523,393	2,406,497
Furniture and fixtures	381,477	365,179
Leasehold Improvements	373,401	373,882
Vehicles	62,451	60,639
	3,340,722	3,206,197

Less: Accumulated depreciation and amortization	2,626,619	2,375,637
	714,103	830,560

OTHER ASSETS, net	520,104	498,091
	$ 8,065,029	$ 8,314,880

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

(Continued)

	December 31, 2001 (unaudited)	March 31, 2001
CURRENT LIABILITIES:
Short-term notes payable and current portion of long-term debt	$ 7,726	$ 11,701
Accounts payable	1,849,827	2,277,399
Accrued expenses	1,483,293	1,477,301
Customer advances	16,998	14,351
Accrued income taxes	125,380	187,012
Total current liabilities	3,483,224	3,967,764
LONG-TERM DEBT, net of current portion	15,633	19,263
MINORITY INTEREST	45,592	37,747
DEFERRED TAXES	189,476	231,368

STOCKHOLDERS’ INVESTMENT:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,469,700 and 1,452,227 at December 31, and March 31, 2001, respectively Outstanding: 1,455,700 and 1,438,427 at December 31, and March 31, 2001, respectively	14,697	14,522
Capital in excess of par value	4,897,512	4,866,785
Cumulative translation adjustment	(818,324)	(841,241)
Retained earnings	279,578	58,998
Treasury stock at cost, 14,000 and 13,800 shares, at December 31, and March 31, 2001, respectively	(42,359)	(40,326)
Total stockholders’ investment	4,331,104	4,058,738
	$ 8,065,029	$ 8,314,880

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. .  AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000
REVENUES	$ 3,719,229	$ 3,255,614	$ 10,138,420	$ 10,110,543
COST OF REVENUES	2,494,982	2,181,408	6,697,839	6,783,249
Gross profit	1,224,247	1,074,206	3,440,581	3,327,294
OPERATING EXPENSES:
Sales and marketing	284,205	275,770	807,655	799,304
Research and development	377,148	382,215	1,025,954	1,250,416
General and administrative	389,800	328,899	1,195,208	1,184,699
	1,051,153	986,884	3,028,817	3,234,419
Income from operations	173,094	87,322	411,764	92,875
Interest expense	(7,366)	(5,161)	(15,302)	(19,186)
Interest income	5,762	11,262	23,915	27,244
Other (expense) income	(18,973)	(22,522)	(37,313)	308,369
	152,517	70,901	383,064	409,302
Provision for income taxes	55,384	4,378	111,608	170,431
	97,133	66,523	271,456	238,871
Minority interest	(3,308)	(239)	(7,846)	(16,443)
Net income	$ 93,825	$ 66,284	$ 263,610	$ 222,428
Basic net income per share	$ 0.06	$ 0.05	$ 0.18	$ 0.1
Diluted net income per share	$ 0.06	$ 0.04	$ 0.17	$ 0.15

Basic Weighted Average Common Shares Outstanding	1,448,485	1,441,652	1,441,971	1,443,749
Diluted Weighted Average Common and Common Equivalent Shares Outstanding	1,537,768	1,489,608	1,514,044	1,497,820

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT FOR THE YEARS

ENDED MARCH 31, 2000 AND 2001 AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2001

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Other Comprehensive Loss	Comprehensive Income (Loss)
BALANCE at March 31, 1999	1,454,425	$ 14,544	$ 4,881,066	$ (10,177)	$ (437,442)	$(147,736)
Issuance of common stock in connection with a 10% stockdividend of March 27, 1998	302	3	(3)	-	-	-
Sale of common stock	5,000	50	3,126	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-
Translation adjustment	-	-	-	-	-	(400,364)	$(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$(292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Sale of common stock	7,000	70	4,304	-	-	-
Purchase of treasury stock	-	-	-	(40,326)	-	-
Common stock dividend	-	-	-	-	(14,233)	-
Translation adjustment	-	-	-	-	-	(293,141)	$(293,141)
Net income	-	-	-	-	403,094	-	403,094
Total comprehensive income							$ 109,953
BALANCE at March 31, 2001	1,452,227	14,522	4,866,785	(40,326)	58,998	(841,241)
Sale of common stock	17,858	179	33,223	-	-	-
Purchase of treasury stock	-	-	-	(2,033)	-	-
Retirement of common stock	(385)	(4)	(2,496)	-	-	-
Common stock dividend	-	-	-	-	(43,030)	-
Translation and hedge contract adjustment	-	-	-	-	-	22,917	$ 22,917
Net income	-	-	-	-	263,610	-	263,610
Total comprehensive income							$286,527
BALANCE at December 30, 2001 (unaudited)	1,469,700	$ 14,697	$4,897,512	$(42,359)	$279,578	$(818,324)

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,610	$222,428
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	370,663	280,705
Minority interest	7,846	16,443
Deferred income taxes	(42,058)	41,974
Capitalization of software development costs	(122,819)	-
(Gain)/Loss on disposal of fixed assets	-	(12)
Changes in Current Assets and Liabilities-
Accounts receivable	(519,947)	(138,535)
Inventories	691,476	(7,019)
Prepaid expenses	76,334	(76,485)
Other current assets	26,515	60,058
Accounts payable	(429,384)	(128,440)
Accrued expenses	6,805	47,537
Customer advances	2,668	(2,296)
Accrued income taxes	(61,938)	80,332
Net cash provided by operating activities	$269,771	$396,690
CASH FLOWS FROM INVESTING ACTIVITIES:
Other assets	$ 3,955	$ 1,211
Purchases of equipment	(132,361)	(264,076)
Sales of equipment	-	16,757
Sale of minority interest	-	3,354
Investment in joint venture	(20,325)	-
Other, including foreign exchange effects on cash	19,946	34,821
Net cash used in investing activities	$(128,785)	$(207,933)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt	$ (3,995)	$ (11,669)
(Payments on) proceeds from long-term debt	(3,644)	34,254
Sale of common stock	33,402	-
Purchase of common stock	(2,500)	-
Payment of cash dividend	(43,030)	-
Purchase of treasury stock	(2,034)	(15,824)
Net cash (used in) provided by financing activities	$(21,801)	$6,761

NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 119,185	$ 195,518
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,538,295	1,326,513
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2001 and 2000	$ 1,657,480	$ 1,522,031

The accompanying notes are an integral part of these consolidated financial statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the consolidated financial statements and footnotes reflect all adjustments necessary to disclose adequately the Company’s financial position at December 31, 2001 and December 31, 2000. Management suggests these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2001.

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

(c) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at December 31, and March 31, 2001:

	December 31, 2001	March 31, 2001
Raw materials	$1,404,117	$1,624,904
Work-in-process	178,900	484,648
Finished goods	503,777	665,644
	$2,086,794	$2,775,196

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

December 31, 2001

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

The Company adopted SAFS No. 142 for its fiscal year beginning April 1, 2001. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to an annual assessment for impairment, or more frequent if circumstances indicate a possible impairment. To compute whether goodwill is impaired, the Company must perform a fair-value-based impairment test. At December 31 and March 31, 2001, the Company’s remaining goodwill relates to its investment in Vital Scientific NV. The Company has determined that the fair value of the reporting unit exceeds the carrying value of the goodwill and therefore the Company believes no impairment exists at December 31, 2001. The amount of goodwill that would have been amortized for the three and nine-month periods ended December 31, 2001 is approximately $6,000 and $18,000, respectively.

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

The calculations of basic and diluted weighted average shares outstanding are as follows:

Three Months Ended: Nine Months Ended:

	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Basic weighted average common shares outstanding	1,448,485	1,441,652	1,441,971	1,443,749
Weighted average potential common shares	89,283	47,956	72,073	54,071
Diluted weighted average shares outstanding	1,537,768	1,489,608	1,514,044	1,497,820

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001
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

Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations. For the nine months ended December 31, 2001 there is a foreign exchange loss of approximately $49,000 versus a foreign exchange gain of approximately $83,000 for the nine months ended December 31, 2000. For the three months ended December 31, 2001, there is a foreign exchange loss of approximately $25,000 versus a foreign exchange loss of approximately $44,000 for the three months ended December 31, 2000.

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

(i) Software Development Costs

In connection with the development of software included as a significant component of a new analysis product, the Company has applied the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the development of computer software that will be sold, leased or otherwise marketed once technological feasibility has been established up to the time at which the product is available for sale to the customer. These capitalized costs are subject to an ongoing assessment of the recoverability based on anticipated future revenues and changes in hardware and software technologies. During the nine month period ended December 31, 2001, the Company capitalized approximately $123,000 under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no amounts capitalized for the nine months ended December 31, 2000. As of December 31, 2001, the net value of capitalized software was approximately $322,000.

Amortization of the capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the greater of the straight-line method over periods not exceeding five years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during the nine month periods ended December 31, 2001 and 2000 was approximately $113,000 and $21,000, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001
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

Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. The adoption of SFAS No. 133 resulted in no cumulative effect on income or other comprehensive income (loss) for the Company. Forward foreign exchange contracts are used primarily by the Company to hedge the operational ("cash-flow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in foreign currency exchange rates described above. These foreign exchange contracts are entered into to hedge anticipated intercompany product purchases and third party sales and the associated accounts payable and receivable made in the normal course of business. Accordingly, these forward foreign exchange contracts are not speculative in nature. Under hedge accounting, the Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts related to anticipated transactions (approximately $6,000) are deferred as a component of other comprehensive income. These deferred gains and losses will be recognized in income in the period in which the underlying anticipated transaction occurs.

At December 31, 2001, the Company had contracts for the sale of US dollars and the purchase of Euros totaling approximately $150,000. At December 31, 2001, the Company had not recorded any deferred expense relating to its foreign currency contracts as the amount was immaterial.

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

December 31, 2001
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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001
(Continued)

(3) Impact of the European Monetary Union (continued)

The Company has reviewed the impact of the Euro conversion on its information systems, accounting systems, vendor payments and human resources, and the necessary modifications, if necessary, have been made.

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

The Company’s revenues are derived from foreign countries. Revenues from contracts entered into by our Netherlands’ subsidiaries contributed approximately 85% and 85% of our consolidated revenues for the three and nine-month periods ended December 31, 2001, respectively. Revenues from contracts entered into by our Australian subsidiary contributed approximately 14% and 15% of our consolidated revenues for the respective three and nine-month periods ended December 31, 2001. Revenues from contracts entered into by our Netherlands Antilles subsidiary contributed approximately 1% and less than 1% of our consolidated revenues for the respective three and nine-month periods ended December 31, 2001.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001
(Continued)

(5) Segment Data (continued)

Segment information for the nine months ended December 31, 2001 and 2000 is as follows:

	Instrument Manufacture	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
December 31, 2001	$ 8,326,363	$ 1,473,526	$ 300,046	$ 38,485	$10,138,420
December 31, 2000	8,348,061	1,622,366	140,116	-	10,110,543

Operating Costs
December 31, 2001	$ 8,089,859	$ 1,345,980	$ 170,310	$ 120,507	$ 9,726,656
December 31, 2000	8,249,167	1,516,696	160,117	91,688	10,017,668

Net Income (Loss)
December 31, 2001	$ 135,765	$ 96,763	$ 74,827	$ (43,745)	$ 263,610
December 31, 2000	158,516	202,794	(91,639)	(47,243)	222,428

Total Assets
December 31, 2001	$ 6,903,842	$ 767,595	$ 70,441	$ 323,151	$ 8,065,029
March 31, 2001	7,206,373	767,227	111,864	229,416	8,314,880

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

Financial Condition and Liquidity

The Company generated approximately $270,000 of cash from operations during the first nine months of fiscal year 2002. The increase in funds comes from the decrease in inventory levels and prepaid expenses offset by an increase in accounts receivable and a decrease in accounts payable. During the first nine months of the year, the Company used $129,000 in investing activities, chiefly for the purchase of equipment. Financing activities used approximately $22,000. The decrease in funds comes from the payment of cash dividends and debt payments offset by the sale of common stock.

In April 1999, the Company entered a new relationship with a major Dutch bank, which provides for a 4,000,000 Dutch Guilder (approximately $1,618,000) line of credit. Interest on this facility is set at 1.25% above the base rate as reported by the Netherlands Central Bank, presently 5.5%. Trade receivables and inventory of Vital Scientific are provided as security for this facility. The line continues as long as certain capital covenants are met. As of December 31, 2001, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

In September 2001, Vital Diagnostics entered into an agreement for a 200,000 Australian dollar (approximately $102,000) line of credit with an Australian bank. Interest on this facility is set at prime plus 3.75%; the prime rate is presently 8.85%. Trade receivables and inventory of Vital Diagnostics are provided as security for this facility; the line also requires the maintenance of certain covenants. As of December 31, 2001, the Company is in full compliance with all capital covenants of the credit line and no amounts are outstanding.

The Company’s sources of cash include cash balances and the aforementioned lines of credit from Dutch and Australian banks. The Company believes that available funds will provide it with sufficient working capital through fiscal year 2002.

The effect of foreign currency transaction exchange on the result of operations is included in other income and expense and is not material to the financial statements. Any impact on the Company’s liquidity is largely dependent on the exchange rates in effect at the time the predominant foreign functional currency, Euros, is translated into U.S. dollars. Approximately $203,000 of the December 31, 2001 balance of $1,657,000 of cash and cash equivalents is denominated in U.S. dollars. The effect of foreign currency exchange rate fluctuations upon translation into U.S. dollars is included in the other comprehensive loss which is a separate component of stockholders’ investment in the balance sheet. The effects of currency exchange rates on future quarterly or fiscal periods on the results of operations are difficult to estimate.

There are no significant hedging procedures employed by the Company other than the forward currency contracts discussed in Note 1(j) in the Notes to Unaudited Consolidated Financial Statements. The primary risk is to the monetary assets and liabilities denominated in currencies other than the U.S. Dollar. Approximately $6.71 million of $6.83 million of current assets reside in the Company’s foreign subsidiaries.

Results of Operations

Third Quarter and Nine Months ended December 31, 2001 compared to the Third Quarter and Nine Months ended December 31, 2000

The Company adopted the Euro as its predominant functional currency as of April 1, 2001, while prior to that date the predominant functional currency was the Dutch Guilder. Vital Scientific adopted the Euro on October 1, 2001. In the discussion below, the fiscal year 2001 figures, which were formerly presented in Dutch Guilders, have been converted to Euros, at the fixed rate of 2.204 Dutch Guilders per Euro to facilitate comparison of the fiscal year 2002 results against the fiscal year 2001 results.

Consolidated revenues, expressed in U.S. dollars, as at December 31, 2001 increased 14.2% for the quarter and 0.3% for the year-to-date when compared to the respective periods ended December 31, 2000. The effect of currency translation on this result was not material. Sales at Vital Scientific were up by 6.6% for the three-month period and 1.7% for the nine-months ended December 31, 2001 as compared to the prior year. Sales for the third quarter at Vital Diagnostics were up 28.0% when compared to the prior year.

The gross profit margin decreased from 33.0% to 32.9% for the three-month periods ended December 31, 2000 and 2001, respectively, and increased from 32.9% to 33.9% for the comparative nine-month periods. The margins were favorably influenced by product mix and pricing.

Sales and marketing expenses increased 3.1% and 1.0% for the quarter and year-to-date comparatives, respectively. The increase for the quarter is reflects the increased sales revenues.

Research and development expenses decreased 1.3% and 18.0.% for the three- and nine-month periods ended December 31, 2001, respectively, from the prior year. The decrease is principally due to cost savings from contracting certain software development activities to lower cost providers. The Company, for the third quarter of fiscal year 2002, expensed $377,000 and capitalized an additional $52,000 of costs as compared to an expenditure of $382,000 in fiscal year 2001. The increased research and development activity is related primarily to the development of two new products, the Selectra XL Clinical Chemistry Analyzer and the Fibron-1 Blood Coagulation Analyzer. For the year-to-date, $1,026,000 of research and development costs have been expensed and $123,000 have been capitalized.

General and administrative expenses increased 18.5% for the quarter and 0.9% for the year-to-date as compared to the same periods in fiscal year 2001. The increase for the quarter is primarily related to increased insurance costs and professional fees.

The changes in interest income and expense increased for the three and nine months ended December 31, 2001 when compared to the same periods ended December 31, 2000 were not material. During the three and nine months ended December 31, 2001, other income was principally composed of foreign currency transaction gains and losses on the results of operations. Other income for the quarter ended December 31, 2000 is primarily the effect of foreign currency transaction gains and losses on the results of operations. For the year-to-date period ended December 31, 2000, the account also includes a settlement for the termination of a distribution agreement between AVL Medical Instruments AG and Vital Diagnostics and an adjustment of interest payable.

As described in Note 2 of the Notes to Unaudited Consolidated Financial Statements, the minority interest on the December 31, 2001 and 2000 financial statements represents the 7.5% of Vital Diagnostics sold to an officer of the Company.

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

The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation". In translating the accounts of the foreign subsidiaries into U.S. dollars, assets and liabilities are translated at the rate of exchange in effect at December 31, 2001, while stockholders’ equity is translated at historical rates. Revenue and expense accounts are translated using the weighted average exchange rate in effect during the nine months ended December 31, 2001. Gains and losses from translating assets and liabilities that are denominated in currencies other than the subsidiaries’ respective functional currency are included in other income in the consolidated statements of operations. The translation adjustment required to report those subsidiaries whose functional currency is other than the United States dollar into U.S. dollars is credited or charged to other comprehensive loss, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Substantially all of the Company’s sales were denominated in foreign currencies during the nine--month periods ended December 31, 2001 and 2000. The Company recognized a gain of approximately $29,000 related to such foreign currency transactions and translations as of December 31, 2001, which is included in other comprehensive loss in the accompanying consolidated statements of stockholders’ investment.

Foreign Exchange Hedging We enter into foreign exchange forward contracts to reduce our exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on our operating results. We do not use derivative financial instruments for speculative or trading purposes. We had $150,000 of foreign exchange forward contracts denominated in Euro currencies which represented underlying customer accounts receivable transactions at the end of the third quarter of fiscal year 2002. We adopted SFAS 133 in the first quarter of fiscal year 2002. As a result, at each balance sheet date, the foreign currency exchange forward contracts and the related installments receivable denominated in foreign currency are revalued based on the current market exchange rates. Resulting gains and losses are included in earnings or deferred as a component of other comprehensive income. These deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs. Gains and losses related to these instruments for the first, second and third quarters of fiscal year 2001 were not material to our financial position. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, we cannot assure you that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Investment Portfolio The Company’s investment policy guidelines limit the amount of credit exposure of any issue, issuer, and type of investment.

Part II. OTHER INFORMATION

Item 1. Legal proceedings:

    Prior to commencing arbitration proceedings, Vital Scientific and Scil Diagnostics have entered into settlement discussions which are ongoing as at December 31, 2001.

Items 2-5.

    None

Item 6. Exhibits and Reports on Form 8-K

     (a)        Exhibits:

Material Contracts Relating to Management Compensation Plans or Arrangements:
10.26 Employment Agreement of Israel M. Stein

     (b)      Reports on Form 8-K: None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Novitron International, Inc (Registrant)

Israel M. Stein MD
Date: February 13, 2002	Israel M. Stein, MD President