Form 10KSB
period 2002-03-31
NOVITRON INTERNATIONAL INC
filed 2002-07-15
CIK 716646

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 31, 2002

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

Issuer's telephone number, including area code: (617) 527-9933

Securities registered pursuant to Section 12(b) of the Exchange Act: None

This Annual Report on Form 10-K contains unaudited financial statements for the year ended March 31, 2002 in lieu of audited financial statements for such period because the Company elected not to have Arthur Andersen LLP issue a manually signed audit report in respect of the Company's financial statements for the year ended March 31, 2002 in reliance on Securities and Exchange Release No. 34-45589. Please see additional information regarding the Company's unaudited financial statements for the year ended March 31, 2002 in Item 8 hereto.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X  No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year:  $13,312,201

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $6,919,256 based on the average price of the Common Stock as reported by NASDAQ on July 11, 2002.

As of July 11, 2002, there were 1,488,012 shares of the Registrant's Common Stock outstanding.
Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its 2002 Annual Meeting into Part III of Form 10-KSB.

Transitional Small Business Disclosure Format: Yes __  No    X

Novitron International, Inc.

ANNUAL REPORT ON FORM 10-KSB
For the Year Ended March 31, 2002

PART I

Forward-looking statements, within the meaning of the Securities Exchange Act of 1934 (Section 21E), may be made throughout this document. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, such words as, "anticipates", "plans", "expects", "believes", "estimates", and similar expressions are intended to identify such forward-looking statements. Such statements involve risk and uncertainties, including but not limited to competitive, governmental, economic, and technological factors that may affect the Company's operations, products, markets, and services. Actual results could differ materially from those expressed in such statements and readers are referred to the Company's other Securities and Exchange Commission reports and filings.

Item 1. Description of Business

Novitron International, Inc. (the "Company") is a multinational corporation focusing on scientific instrumentation used in medical, veterinary, and analytical laboratories and in industrial process monitoring. The Company has two Dutch subsidiaries, Vital Scientific NV ("Vital Scientific") and NovaChem BV ("NovaChem"). Vital Scientific designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and strategic partnerships. NovaChem develops and markets process monitors with applications in petrochemical and pharmaceutical production and in environmental monitoring. The Company's Australian subsidiary, Vital Diagnostics Pty. Ltd. ("Vital Diagnostics") distributes diagnostic instruments and assays in the South Pacific.

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

The Company established Vital Diagnostics in July 1992 as Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia and the South Pacific. As described in Note 1 in the accompanying Notes to the Consolidated Financial Statements, the Company has sold 7.5% of this subsidiary to an officer of the Company. In December 2000, the name of the subsidiary was changed to Vital Diagnostics Pty. Ltd.

VITAL SCIENTIFIC NV

Established in 1956 and headquartered in Spankeren/Dieren, The Netherlands, Vital Scientific is the nucleus of the Company's operations. Vital Scientific designs, develops, manufactures, and distributes scientific instrumentation for medical, veterinary, and industrial applications.

The subsidiary's principal products are automated and semi-automated analytical instruments used in medical and veterinary laboratories, marketed under the "Vitalab" tradename and under strategic OEM agreements with major diagnostic companies. These instruments include:

  The Company's recently introduced Vitalab Selectra-XL, a 360 tests per hour random-access, "walk-away" clinical chemistry analyzer offering a wide range of testing including clinical chemistry, special proteins, drugs of abuse ("DOA"), therapeutic drug monitoring ("TDM"), and electrolytes.
  The Vitalab Selectra E, Selectra II, and Vitalab Flexor, a "walk-away" 180 tests per hour clinical chemistry analyzer, capable of performing over 70 different diagnostic tests using reagents from almost all manufacturers. Over four thousand five hundred Selectra units have been sold worldwide.
  The Vitalab Viva, a dedicated system designed for TDM and for the detection of DOA, marketed by Behring Diagnostics in over thirty countries worldwide. The distribution agreement, originally signed in 1997, was extended in March 2000. This Viva analyzer was designed specifically for use with the Dade Behring Emit line of diagnostic assays for TDM and DOA.
  The HY-TEC 288 is a fully automated enzyme immunoassay system that was developed and is manufactured for Hycor Biomedical, Inc. of Garden Grove, California. The HY-TEC 288 with a reagent system that permits the testing of eight (8) autoimmune tests and nine hundred (900) allergens.
  The Vitalab 300 semi-automated clinical chemistry analyzer, which permits a full range of testing including endpoints, kinetic and bichromatic measurements. There is an installed base of over 12,000 Vitalab semi-automated analyzers worldwide.

Marketing and Distribution

Vital Scientific markets its product line through a direct dealer network in Europe, the United States, the Far East, Latin America, Eastern Europe, and China.

In March 2002, Vital Scientific signed an agreement with Spinreact SA of Sant Esteve d'en Bas, Spain to distribute on an OEM basis certain instrumentation products in Spain, Europe, Africa, and certain Spanish speaking countries of Latin America.

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

In June 1998, Vital Scientific signed an agreement with the Wiener Laboratorios SAIC of Rosario, Argentina, for the distribution for Latin America of the Vitalab series of clinical chemistry analyzers. Established in 1960, Wiener Lab is the leading independent manufacturer of reagents in South America and is a major marketer of clinical chemistry instrumentation and reagents in the region. Wiener Lab is responsible for both the sales and service of Vital Scientific instrumentation in the territory. In April 2001, this agreement was extended for a two (2) year period.

Product Development

To develop new products, Vital Scientific and NovaChem maintain a research team of mechanical, electronic and systems engineers, augmented by specialized contract vendors, and further supported by a staff of professionals from a central-European contract software group. The Company maintains mechanical prototyping and assembly operations that are highly automated.

During fiscal 2002, 2001, and 2000, including capitalization of certain software development costs, the Company spent approximately $1,451,000, $1,552,000, and $2,059,000, respectively, on research and development primarily at Vital Scientific.

In August 2000, the Company announced a strategic alliance with BioMedica Diagnostics Inc. of Windsor, Nova Scotia, for the technology transfer of a blood clotting detection analyzer and related reagents being developed by BioMedica Diagnostics. The instrument and accessories are to be manufactured by Vital Scientific and the reagents by BioMedica Diagnostics, and the product jointly distributed by the two companies. The instrument and reagents are designed for use in the doctor's office, clinics, for near patient testing, and for use in developing countries. The first deliveries are expected in July 2002. The Company's Prothrombin Time reagent assay was approved for marketing by the FDA in May 2002 and the other applications are pending to allow the introduction into the U.S. market.

In July 2001, at the American Association of Clinical Chemistry meetings in Chicago, the Company introduced the Selectra-XL, a new 360 tests per hour (660 tests per hour with ISE electrolytes) patient selective, clinical chemistry analyzer, capable of a wide range of routine, immunologic, and esoteric testing. This instrument, with twice the throughput of the Selectra-E, is designed for use with reagent diagnostics from different sources, and targets larger medical facilities. Vital Scientific believes that the unique robotic features, the user-friendly, windows-based interface and the wide range of applicable reagents available from several manufacturers will provide its target market with state-of-the-art affordable "walk-away" testing capability. The product is scheduled to be released in the summer of 2002. Aside from our own distribution network, discussions are being held with several potential OEM partners.

In April 2001, the Company executed an agreement with Boston Innovation Inc. of Cambridge, Massachusetts, for the collaborative development and distribution of a non-contacting, micro-volume fluid dispenser. Opportunities to commercialize this development are being sought.

Research and development efforts during fiscal 2003 are expected to be maintained at a level consistent with fiscal 2002. The Company intends to develop new products where the Company perceives a demand and believes the product may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Competition

In developing instruments for dual-label and private-label sales by third parties, and in marketing directly to distributors, the Company competes with numerous other companies. These include the direct marketers such as Bayer, Roche Diagnostics, and Kone Instruments, and in the OEM field with Integrated Technologies Ltd., Medical Innovations, Inc., and many other smaller European and American companies. The Company believes that it competes on its capabilities, the quality of its products, and its ability to produce in a timely fashion.

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

NOVACHEM BV

Now in its tenth year, NovaChem has developed and markets the IPM-Mark II Process Analyzer. This solid-state instrument, which employs fiber-optic and diode-array spectroscopic technology, was specifically designed for the on-line and continuous process monitoring of gases and liquids.

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

In fiscal 2001, a NovaChem sulfur recovery monitoring system underwent a successful factory acceptance test conducted by a major U.K. engineering company. The unit was purchased for the Malampaya Deep Water Gas-to-Power project. The US$4.5 billion Malampaya project is being developed by Shell Philippines Exploration B.V. (SPEX), and represents the most significant industrial investment in the history of the Philippines.

During fiscal 2002, a system was commissioned at Williams Energy in Canada for the monitoring of ammonia in a polypropylene plant. This is the Company's first installation in Canada.

VITAL DIAGNOSTICS Pty. Ltd.

Vital Diagnostics was formed in July 1992 under the name Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia, New Zealand. In addition, Vital Diagnostics provides the Company with strategic access to the diagnostics market for market research purposes. Australian medicine provides an ideal blend of the characteristics found in Europe and the United States and is, therefore, an excellent site to develop and test product concepts.

Although initially established to support strategic marketing activities, Vital Diagnostics has aggressively expanded its product line and has cultivated a growing third-party diagnostics distribution business that is ideally positioned to represent European, American, and Australian companies.

Vital Diagnostics currently represents the following companies:

  Hycor Biomedical - Urinalysis systems and consumables
  Axis-Shield – Density Gradient Media
  R&R Mechatronics - ESR analyzers
  Vital Scientific - Clinical chemistry analyzers
  AI Analysinstrument AB - Closed tube ESR products
  ABX Hematologie - Cell counters and related reagents
  Psiron Ltd. - Tumor markers and autoimmune assays
  Eurospital – Coeliac Disease Diagnostics
  Diagnostic Grifols - ELISA processors
  Zeus Scientific - ELISA reagents
  DSLabs – ELISA Reagents
  Medicult – ART products

Vital Diagnostics has grown to become one of the leading independent distributors of diagnostics in Australia through its aggressive growth strategy based on its strong commitment to application support and its "project selling" strategies. During fiscal 2001, Vital Diagnostics launched the Triturus Immunoassay system in Australia and New Zealand with immediate success with 7 sales being achieved in the first year making it the most successful system in the Australasian market. Also during 2001, Vital Diagnostics was appointed as a non-exclusive distributor for DSLabs and expects this product range to provide an excellent fit with the Triturus system.

On July 1, 2002 the Company will commence the exclusive distribution of bioMerieux haemostasis products (formerly Organon Teknika) in Australia and New Zealand.

OTHER BUSINESS MATTERS

Government Regulation

Where necessary, the Company has obtained government approval to market its products and may have to obtain prior approval of certain European regulatory bodies or the Food and Drug Administration ("FDA") to market products that it may develop. Domestically, certain of the Company's products are classified as medical devices under the Federal Food, Drug and Cosmetics Act. As such, if and when these products are offered for sale in the United States, these products are subject to regulation by the FDA. The cost of obtaining such approvals may be high and the process lengthy, with no assurance that such approvals will be obtained.

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

The Company's subsidiaries comply with European CE regulations and Vital Scientific is ISO 9001 approved.

The instruments developed by NovaChem for the environmental market may now or in the future require certification by governmental authorities. Any failure to receive approvals for such products could have a material adverse effect on this investment.

Patents

The Company owns or has applied for patents and trademarks on certain of their products. However, the Company does not believe that its business as a whole is or will be materially dependent upon the protection afforded by such patents or trademarks, and a substantial majority of the Company's revenues are attributable to products without patent protection.

Warranty and Product Liability

Substantially all products are covered by a warranty for workmanship which is the earlier of 12 months from first installation or 15 months from delivery. Warranty claims and related warranty expenses have not been significant.

Vital Scientific maintains product liability insurance in the amount of €4.5 million (or approximately $4.0 million) for the international sales of its laboratory instrumentation. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2003. The Company will reevaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company.

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

Backlog

At the close of the fiscal year ended March 31, 2002, the Company had a backlog of approximately $1,546,000 as compared to $1,449,000 in 2001. It is anticipated that all of the existing backlog will be filled by shipments during fiscal 2003. Deliveries are generally made within 30 days after the receipt of an order.

Seasonality

The Company does not believe that its business has any significant seasonal factors.

Employees

The Company had ninety-one (91) full, part-time, and contract employees as of March 31, 2002. Seventy-eight (78) of these employees are employed by Vital Scientific, one (1) by NovaChem, eleven (11) by Vital Diagnostics, and one (1) by Novitron International, Inc.

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

Israel M. Stein, M.D., 59, has served as Chairman of the Board since 1972 and as President from 1972 until February 1988, and again since February 1989. Dr. Stein is a graduate of the Albert Einstein College of Medicine, a member of Alpha Omega Alpha, and is a Salk Scholar of the City University of New York. Before joining the Company, Dr. Stein served as Senior Assistant Surgeon at the National Institutes of Health and as a resident at Harvard Medical School.

Adrian Tennyenhuis, 51, Senior Vice President of the Company, is currently also the Managing Director of Vital Diagnostics Pty. Ltd. Mr. Tennyenhuis was formerly the Managing Director of Vital Scientific NV from 1989 to 1991. Before joining the Company, he held senior sales and marketing positions with Behring Diagnostics.

Emile Hugen, 57, has been the Managing Director of Vital Scientific NV since October 1991. With over 25 years of increasing management responsibility in manufacturing and operations at Vital Scientific, Mr. Hugen is an experienced operating officer of the Company.

Item 2. Description of Properties

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

a) Market information: The Company's common stock trades on the NASDAQ Stock Market under the symbol NOVI. The following table sets forth the range of high and low sale prices per share of Common Stock for each quarter in fiscal 2002 and 2001 as reported by the NASDAQ Stock Market.

Prices
Fiscal Year Ended March 31, 2002	High	Low
First Quarter	$ 4.25	$ 3.00
Second Quarter	$ 10.21	$ 3.97
Third Quarter	$ 10.00	$ 5.00
Fourth Quarter	$ 8.48	$ 5.51

Fiscal Year Ended March 31, 2001	High	Low
First Quarter	$ 3.50	$ 2.50
Second Quarter	$ 3.00	$ 1.94
Third Quarter	$ 2.38	$ 1.50
Fourth Quarter	$ 3.75	$ 2.06

b) As of March 31, 2002, there were approximately 229 of holders of record of the Company's common stock.

c) The Company has paid a quarterly dividend of $0.01 per share in each quarter since March 2001, resulting in an annual dividend of $0.04 per share. The payment of future dividends will be dependent upon financial results and other relevant factors to be considered by the Board of Directors.

d) The Company has authorized common stock for issuance under equity compensation plans as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	112,580	$2.61	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	112,580	$2.61	0

The authorized plans are more fully described in Note 4 in the accompanying consolidated financial statements.

Item 6. Management's Discussion and Analysis or Plan of Operations

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to uncollectible accounts, inventories, product warranty, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

The Company's product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. A provision is made at the time the related revenue is recognized for the cost of the estimated cost of product warranties.

The Company values inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on either our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory write-downs. The Company has not, in recent history, experienced any significant write-downs in inventory.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has not, in recent history, experienced any significant uncollectible accounts.

Liquidity and Capital Resources

The Company has cash and cash equivalents of approximately $1.8 million and working capital of approximately $3.3 million at March 31, 2002. The Company generated approximately $639,000 of cash from operations during the fiscal year ended March 31, 2002. The increase was primarily from net income and non-cash expenses offset by working capital uses. During fiscal 2002, approximately $381,000 was used in investing activities chiefly for the purchase of fixed assets and software capitalization. Approximately $21,000 was used in financing activities, including the payment of $58,000 in dividends offset by $53,000 received from the exercise of stock options.

In April 1998, the Company entered into a relationship with a major Dutch bank that provides for a €1,815,000 (approximately $1,585,000) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank, (or 6.25% at March 31, 2002). Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of March 31, 2002, the Company was in full compliance with such covenants, and there was no principal outstanding.

The Company has entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product's gross revenues as long as the product is a commercial success. The Company began to ship this product during fiscal year 1998, evidencing its commercial success. The Company has accrued a total of $538,000 related to these development credits which are expected to be repaid over the next 6 years.

The Company's sources of cash include cash balances and the aforementioned lines of credit. The Company believes that available funds will provide it with sufficient liquidity for the next 12 months.

The effect of foreign currency transaction exchange on the results of operations is included in other income (expense) and has not been material to the financial statements. The Euro weakened against the U.S. dollar by 2.6% during fiscal year 2002 and by 13.6% during fiscal year 2001 from the respective prior fiscal year closing rates.

A significant portion of our balance sheet is denominated in Euros and a minor portion is of balance sheet is denominated in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' investment on the balance sheet.

The Company enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at March 31, 2002. Gains and losses related to these instruments for fiscal years 2002 and 2001 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Contractual Commitments and Commercial Obligations

The Company leases facilities, vehicles and computer equipment principally under operating leases. Future minimum lease payments under these operating leases as of March 31, 2002 are approximately as follows:

Year Ending March 31,	Amount
2003	$ 317,000
2004	313,000
2005	300,000
2006	289,000
2007	269,000
Thereafter	223,000
$1,711,000

Results of Operations

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

Consolidated revenues for fiscal year 2002 increased from $12,927,000 to $13,324,000, or 3.1%, as compared to fiscal year 2001. Before foreign currency effects, sales at Vital Scientific increased 6.0% for the year and sales at Vital Diagnostics increased 3.5%. The increase was primarily due to improved pricing and a more efficient distribution network.

The gross margin as a percentage of revenues improved from 29.7% for the fiscal year ended March 31, 2001 to 32.9% for the year ended March 31, 2002. The improved margins were primarily the result of improved efficiencies in product manufacturing and product mix.

Sales and marketing expenses increased from $1,067,000 to $1,071,000, or less than 1% during 2002.

Total research and development expenses for fiscal year 2002 were $1,292,000 compared to $1,442,000 in fiscal 2001. This decrease reflects efficiencies in the product development process.

During fiscal 2002 and fiscal 2001, certain software development costs, totaling $170,000 and $111,000, respectively, were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the cost of Computer Software to be Sold, Leased or Otherwise Marketed." These capitalized costs are amortized over a period not to exceed 5 years, commencing when the product is commercially released. Amortization of these costs is included in cost of revenues and totaled $152,000 in fiscal 2002 and $257,000 in fiscal 2001.

General and administrative expenses decreased from $1,886,000 to $1,707,000, or approximately 9.5%, as compared to the previous year. The decrease is primarily due to the effects of a $121,000 provision for bad debts in fiscal 2001.

Interest income increased $21,000 and interest expense decreased $10,000 from the prior year due to the increase in invested cash balances.

Other income and expense decreased from $1,284,000 in fiscal 2001 to $49,000 in fiscal 2002. This fluctuation is chiefly due to approximately $1,244,000 in other income recognized from the termination agreements between AVL Medical Instruments AG and the Company's subsidiaries, Vital Scientific and Vital Diagnostics.

The provision for income taxes decreased from $321,000 in fiscal 2001 to $141,000 in fiscal 2002. The effective rate in fiscal 2002 was 34%, as compared to 43% in 2001. The rate in fiscal year 2002 reflects the use of a foreign net operating loss carryforward and lower statutory rates. The effective rate in fiscal year 2001 increased because there were foreign net operating losses which were not benefited and nondeductible amortization offset by lower statutory rates and an untaxed dividend from a group company.

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

Consolidated revenues for fiscal year 2001 decreased from $14,183,000 to $12,927,000, or 8.8%, as compared to fiscal year 2000. For the year, before foreign currency effects, sales at Vital Scientific increased 3.1%; sales at Vital Diagnostics increased 7.0% and sales at NovaChem increased 6.8%. The increase was primarily due to improved pricing and a more efficient distribution network.

The gross margin as a percentage of revenues decreased from 34.1% for the year ended March 31, 2000 to 29.7% for the year ended March 31, 2001. The decreased margin resulted from (i) a reduction in contract research revenues, the associated costs of which were not included in cost of revenues, from fiscal 2000 to fiscal 2001, (ii) a write-down of inventory related to a terminated research and development project, and (iii) an adjustment of amortization of capitalized software development costs.

Sales and marketing expenses increased from $849,000 to $1,067,000, or 25.7%, during fiscal year 2001. The increase is primarily the result of increasing sales activities at Vital Scientific and NovaChem offset by a decrease in sales expenses at Vital Diagnostics.

Research and development expenses were $1,442,000 and $2,012,000, for the years ended March 31, 2001 and 2000, respectively. The decrease is principally due to cost savings from contracting certain software development activities to lower cost providers and a realignment of development spending consistent with revenues.

During fiscal 2001, certain software development costs, totaling $111,000 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the cost of Computer Software to be Sold, Leased or Otherwise Marketed." These capitalized costs are amortized over a period not to exceed 5 years, commencing when the product is commercially released. No costs were capitalized during fiscal year 2000. Amortization of these costs is included in cost of revenues and totaled $257,000 in fiscal 2001 and $39,000 in fiscal 2000.

General and administrative expenses increased from $1,823,000 to $1,886,000 from fiscal year 2000 to fiscal year 2001. The increase is primarily from the write-off of a receivable.

Interest income increased $28,000 as a result of increased funds available for investment. Interest expense increased $1,300.

Other income increased from $114,000 to $1,284,000 in fiscal 2000 and 2001, respectively. The increase is principally from due to approximately $1,244,000 in payments received for the termination of distribution agreements between AVL Medical Instruments AG and the Company's subsidiaries, Vital Diagnostics and Vital Scientific.

The provision for income taxes increased from $53,000 in fiscal 2000 to $321,000 in fiscal 2001. The effective rate in fiscal year 2001 was 43% as compared to 31% in fiscal year 2000. The effective rate in fiscal year 2001 increased because there were foreign net operating losses which were not benefited and nondeductible amortization offset by lower statutory rates and an untaxed dividend from a group company. The effective rate in fiscal year 2000 reflects the use of foreign net operating loss carryforwards and lower statutory tax rates offset by domestic and foreign net operating losses which were not benefited.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement is effective for the Company on April 1, 2002. SFAS No. 144 is not expected to have a significant impact on the Company’s financial position and results of operations.

Item 7. Financial Statements

See Index to the Company's Financial Statements filed as part of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 26, 2002, the Company dismissed Arthur Andersen LLP as its independent accountant, an action approved by the Board of Directors. The audit opinion for the fiscal year ended March 31, 2001 did not contain either an adverse opinion or a disclaimer nor was the opinion modified. There were no disagreements with Arthur Andersen LLP.

Deloitte & Touche has been engaged as the Company's independent auditors effective for the audit of the fiscal year ended March 31, 2002. There have been no disagreements with Deloitte & Touche.

In reliance on the Securities and Exchange Commission Release No. 34-45589, the Company intends to file audited financial statements for the year ended March 31, 2002 by August 29, 2002.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required by this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference to the table appearing under the caption "Election of Directors" in the Company's definitive 2002 Proxy Statement for its Annual Meeting of Stockholders to be held on September 27, 2002.

Item 10. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's definitive 2002 Proxy Statement for its Annual Meeting of Stockholders to be held on September 27, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company's definitive 2002 Proxy Statement for its Annual Meeting of Stockholders to be held on September 27, 2002.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company's definitive 2002 Proxy Statement for its Annual Meeting of Stockholders to be held on September 27, 2002.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

1. Change in outside auditors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NOVITRON INTERNATIONAL, INC.

Dated: July 15, 2002	/s/ Israel M. Stein, M.D.
Israel M. Stein, M.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: July 15, 2002	/s/ Israel M. Stein, M.D.
Israel M. Stein, M.D
Chairman of the Board, Principal Executive Officer

Date: July 15, 2002	/s/ Arthur B. Malman
Arthur B. Malman Director

Date: July 15, 2002	/s/ Alexander Sherman
Alexander Sherman Director

Novitron International, Inc. AND SUBSIDIARIES

This Annual Report on Form 10-K contains unaudited financial statements for the year ended March 31, 2002 in lieu of audited financial statements for such period because the Company elected not to have Arthur Andersen LLP issue a manually signed audit report in respect of the Company's financial statements for the year ended March 31, 2002 in reliance on Securities and Exchange Commission Release No. 34-45589. The Company intends to file financial statements for the year ended March 31, 2002 audited by filing an amendment to this Annual Report on Form 10-K by August 29, 2002.

The following report is a copy of a previously issued report, issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP. Reference is made in this report to the consolidated balance sheet as of March 31, 2000 and to the consolidated statements of operations, stockholders' investment and cash flows for the year ended March 31, 1999; such statements do not appear in this Annual Report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Novitron International, Inc.:

We have audited the accompanying consolidated balance sheet of Novitron International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and the accompanying schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
Boston, Massachusetts

June 20, 2001

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001

ASSETS
	2002 (unaudited)	2001
CURRENT ASSETS:
Cash and cash equivalents	$1,775,903	$1,538,295
Accounts receivable, less allowances for uncollectible accounts of $194,345 and $203,845 in 2002 and 2001, respectively	2,519,274	2,259,115
Inventories, net	2,878,620	2,775,196
Prepaid expenses and other current assets	401,640	413,623
Total current assets	7,575,437	6,986,229

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,062,352	2,406,497
Leasehold improvements	334,812	373,882
Furniture and fixtures	299,560	365,179
Vehicles	64,258	60,639
	2,760,982	3,206,197
Less: Accumulated depreciation and amortization	2,048,825	2,375,637
	712,157	830,560
OTHER ASSETS, net	524,668	498,091
	$8,812,262	$ 8,314,880

See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2002 (unaudited)	2001
CURRENT LIABILITIES:
Current portion of long-term debt	$ 6,689	$ 11,701
Accounts payable	2,710,373	2,277,399
Accrued expenses	1,321,619	1,477,301
Customer advances	17,600	14,351
Accrued income taxes	220,599	187,012
Total current liabilities	4,276,880	3,967,764
MINORITY INTEREST	48,436	37,747
LONG-TERM DEBT, net of current portion	15,233	19,263
DEFERRED TAXES	158,985	231,368

COMMITMENTS AND CONTINGENCIES: (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,488,010 and 1,452,277 in 2002 and 2001, respectively Outstanding: 1,474,010 and 1,438,427 in 2002 and 2001, respectively	14,880	14,522
Additional paid-in capital	4,914,015	4,866,785
Accumulated other comprehensive loss	(834,075)	(841,241)
Retained earnings	259,407	58,998
Treasury stock, 14,000 and 13,800 shares at cost in 2002 and 2001, respectively	(41,499)	(40,326)
Total stockholders' equity	4,312,728	4,058,738
	$ 8,812,262	$ 8,314,880

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002 (unaudited)	2001	2000
REVENUES	$ 13,323,708	$12,927,493	$14,182,636
COST OF REVENUES	8,936,257	9,087,066	9,352,611
Gross profit	4,387,451	3,840,427	4,830,025
OPERATING EXPENSES:
Sales and marketing	1,071,470	1,067,269	848,818
Research and development	1,292,234	1,441,762	2,012,237
General and administrative	1,706,597	1,886,475	1,823,131
Restructuring	-	-	74,876
	4,070,301	4,395,506	4,759,062
Income (loss) from operations	317,150	(555,079)	70,963
Interest expense	(16,773)	(27,138)	(25,779)
Interest income	60,879	39,381	11,823
Other income (expense), net	48,468	1,283,860	113,711
	409,724	741,024	170,718

Provision for income taxes	141,000	321,000	53,000
	268,724	420,024	117,718
Minority interest expense	(10,690)	(16,930)	(10,139)
Net income	$ 258,034	$ 403,094	$ 107,579
Basic net income per share	$ 0.18	$ 0.28	$0.07
Diluted net income per share	$ 0.17	$ 0.27	$ 0.07

Weighted Average Shares: Basic	1,454,600	1,443,061	1,442,046
Diluted	1,514,344	1,493,463	1,511,685

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (Loss)
	Number of Shares	Par Value
BALANCE at April 1, 1999	1,454,425	$ 14,544	$ 4,881,066	$ (10,177)	$ (437,442)	$ (147,736)
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	302	3	(3)	-	-	-	-
Exercise of stock options	5,000	50	3,126	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-
Translation adjustment	-	-	-	-	-	(400,364)	$(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$(292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Exercise of stock options	7,000	70	4,304	-	-	-
Purchase of treasury stock	-	-	-	(40,326)	-	-
Common stock dividend	-	-	-	-	(14,233)	-
Translation adjustment	-	-	-	-	-	(293,141)	$(293,141)
Net income	-	-	-	-	403,094	-	403,094
Total comprehensive income							$109,953
BALANCE at March 31, 2001	1,452,227	14,522	4,866,785	(40,326)	58,998	(841,241)
Exercise of stock options	36,692	367	53,471	-	-	-
Purchase of treasury stock	-	-	-	(1,173)	-	-
Retirement of common stock	(909)	(9)	(6,241)	-	-	-
Common stock dividend	-	-	-	-	(57,625)	-
Translation adjustment	-	-	-	-	-	7,166	$ 7,166
Net income	-	-	-	-	258,034	-	258,034
Total comprehensive income							$265,200
BALANCE at March 31, 2002 (unaudited)	1,488,010	$14,880	$4,914,015	$ (41,499)	$ 259,407	$ (834,075)

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002 (unaudited)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258,034	$ 403,094	$ 107,579
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	493,877	627,090	416,708
Loss (gain) on sale of equipment	-	326	-
Deferred income taxes	(71,151)	119,263	(27,408)
Minority interest	10,690	16,930	10,139
Changes in current assets and Liabilities
Accounts receivable	(283,381)	151,555	(44,489)
Inventories	(129,446)	(609,074)	347,122
Prepaid expenses and other current assets	8,451	(40,330)	119,143
Accounts payable	458,190	34,707	(107,304)
Accrued expenses	(144,925)	14,619	(428,618)
Customer advances	3,415	(47,915)	(39,158)
Accrued income taxes	35,608	138,189	53,717
Net cash provided by operating activities	639,362	808,454	407,431

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	(20,710)	(69,741)	73,120
Purchase of equipment	(206,537)	(352,014)	(321,792)
Capitalization of software development costs	(170,254)	(110,690)	-
Proceeds from sale of equipment	-	69,019	15,560
Sale of minority interest	-	3,354	7,324
Other	27,826	(14,881)	(10,186)
Net cash used in investing activities	(369,675)	(474,953)	(235,974)

Continues on page 27

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(Continued)

	2002 (unaudited)	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments on) proceeds from short-term notes payable	$(4,966)	$(3,971)	$14,625
(Payments on) proceeds from long-term debt	(3,904)	19,811	(22,377)
Payment of cash dividend	(57,625)	(14,233)	-
Exercise of stock options	53,838	4,374	3,176
Purchase of common stock	(6,250)	-	-
Purchase of treasury stock	(1,173)	(44,389)	(11,676)
Net cash used in financing activities	(20,080)	(38,408)	(16,252)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11,999)	(83,311)	(115,765)

NET INCREASE IN CASH AND CASH EQUIVALENTS	249,607	295,093	155,205

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,538,295	1,326,513	1,287,073

CASH AND CASH EQUIVALENTS END OF YEAR	$1,775,903	$1,538,295	$ 1,326,513

Supplemental disclosure of cash flow information: Cash paid during the year for:
Interest	$ 18,505	$ 25,274	$ 27,524
Income taxes	$ 180,933	$ 62,752	$ 983

See notes to the consolidated financial statements.

Concluded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") is a Delaware corporation with headquarters in Newton, Massachusetts. The Company’s primary operations are focused on scientific instrumentation used in clinical and analytical laboratories and in process monitoring. Substantially all operations are conducted through three operating subsidiaries located in the Netherlands and Australia. The Company's Dutch subsidiary, Vital Scientific NV, designs and manufactures scientific instrumentation marketed worldwide through distributors and strategic partnerships. NovaChem BV, also a Dutch subsidiary, develops and markets process monitoring technology for petrochemical and environmental applications. The Company's Australian subsidiary, Vital Diagnostics Pty Ltd., distributes diagnostic instruments and assays in the South Pacific.

The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Vital Scientific NV, NovaChem BV, Clinical Data BV,
Spectronetics NV, and Vital Diagnostics, Pty. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest

On May 19, 1999, an officer of Vital Diagnostics purchased 7.5% of Vital Diagnostics, of which 5% vested on such date. The minority interest as shown in the financial statements for fiscal year 2000 reflects such vested equity. Pursuant to the terms of the restricted stock purchase agreement, the officer vested in the remaining 2.5% of Vital Diagnostics as of April 1, 2001. The minority interest as shown in the financial statements as of March 31, 2002 and 2001 reflects the
7.5% of Vital Diagnostics as owned by the officer.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid instruments with original maturities of 90 days or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, where necessary, provisions for excess and obsolete inventories are recorded.

(1) Operations and Accounting Policies (continued)

Inventories consist of the following at March 31, 2002 and 2001:

	2002	2001
Raw materials	$1,788,217	$1,624,904
Work-in-process	367,168	484,648
Finished goods	723,235	665,644
	$2,878,620	$2,775,196

Revenue Recognition

The Company's product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company provides a one-year product warranty, and a provision is made at the time the related revenue is recognized for the estimated cost of product warranties.

Other income

During the year ended March 31, 2001, the Company recognized $1,244,000 of other income related to penalties and settlements received from a former distributor as a result of the termination of the distributor agreement.

Depreciation and Amortization of Equipment

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that amortize the cost of equipment and intangibles over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

Asset Classification	Useful Lives
Manufacturing and computer equipment	3-7 years
Leasehold improvements	Lesser of useful life or life of lease
Furniture and fixtures	3-7 years
Vehicles	3-5 years

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and SFAS No. 142, "Goodwill and Other Intangible Assets" require the Company to evaluate whether events and circumstances have occurred which indicate that the estimated remaining useful life of long-lived assets may warrant revision or that the carrying value of these assets may be impaired. No such impairments have been recorded.

(1) Operations and Accounting Policies (continued)

The Company adopted SFAS No. 142 for its fiscal year beginning April 1, 2001. Under SFAS No. 142, goodwill is no longer subject to amortization, but instead is subject to an annual assessment for impairment, or more frequent if circumstances indicate a possible impairment. At March 31, 2002 and 2001, the Company's goodwill relates to its investment in Vital Scientific NV. The Company has determined that the fair value of the reporting unit exceeds the carrying value of the goodwill and, therefore, the Company believes no impairment existed at April 1, 2001, the date of adoption, or at March 31, 2002. The amount of goodwill that would have been amortized for the year ended March 31, 2002 is approximately $24,000.

Net income Per Share

Basic net income per share is determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options based on the treasury stock method. In fiscal years 2002 and 2001, 497 and 12,834 potentially dilutive shares, respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.

The calculations of basic and diluted weighted average shares outstanding are as follows:

	2002	2001	2000
Basic weighted average common shares outstanding	1,454,600	1,443,061	1,442,046
Dilutive effect of potential common shares	59,744	50,402	69,639
Diluted weighted average shares outstanding	1,514,344	1,493,463	1,511,685

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated to U.S. dollars at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year. Gains and losses from translating assets and liabilities that are denominated in currencies other than the respective functional currency are included in other income (expense) in the consolidated statements of operations. For those subsidiaries whose functional currency is other than the United States dollar, the translation adjustment into U.S. dollars is credited or charged to other comprehensive loss, included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

(1) Operations and Accounting Policies (continued)

Foreign currency transaction gains and losses are included in other expense in the consolidated statements of operations. For fiscal 2002, 2001, and 2000, foreign exchange gain (loss) was $(45,077), $560, and ($10,278), respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities and net operating loss carry-forwards using rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not expected to be realized.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Costs

The Company charges research and development costs for Company-funded projects to operations as incurred.

                           Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable and long-term debt, approximates their carrying value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash in three financial institutions, believed to be of high-credit quality. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses have been within management’s expectations. See discussion related to significant customers in Note 7 to the combined consolidated financial statements.

(1) Operations and Accounting Policies (continued)

                          Software Development Costs

The Company has capitalized certain software development costs incurred in connection with the software embedded in an analysis product in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the software development once technological feasibility has been established. Capitalization ends and amortization begins when the product is available for sale to the customer. During the years ended March 31, 2002 and 2001, the Company capitalized approximately $170,000 and $111,000, respectively, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet. There were no amounts capitalized for the year ended March 31, 2000.

Amortization is generally recognized on a straight-line basis, generally over 5 years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during fiscal years 2002, 2001, and 2000 was approximately $152,000, $257,000 and $39,000, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations.

                        Comprehensive Income

Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Included in other comprehensive income for the Company are the cumulative translation adjustments related to the net assets of the foreign operations. These adjustments are accumulated within the combined consolidated statements of shareholders' equity under the caption accumulated other comprehensive loss.

                        Equity-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by SFAS No. 123, the Company has elected to account for stock-based compensation awarded to employees using the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - Interpretation of APB Opinion No. 25," and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

(1) Operations and Accounting Policies (continued)

Derivative Instruments

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 2001, and there was no impact on the Company's consolidated financial position, results of operations or cash flows. In accordance with SFAS No. 133, the Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts related to anticipated transactions are deferred as a component of other comprehensive income. Any deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs.

The Company enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at March 31, 2002.
Gains and losses related to these instruments for fiscal years 2002 and 2001 were not significant.

Restructuring

In the fourth quarter of fiscal 1999, the Company implemented a restructuring plan at Vital Scientific. During the year ended March 31, 2000, a total of $75,000 was charged against earnings and paid.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for the Company beginning April 1, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

(2) Short-Term Notes Payable and Long-Term Debt

The Company's debt obligations are as follows at March 31, 2002 and 2001:

	2002	2001
Notes payable, bearing interest at 8.5%-8.6%, with maturities on May 2003 and November 2004 and secured by related equipment	$21,922	$30,964
Less: current portion	6,689	11,701
	$ 15,233	$ 19,263

In April 1998, the Company entered into a line of credit agreement with a financial institution, which provides for €1,815,000 (approximately $1,585,000) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank (5.0% at March 31, 2002). Trade receivables and inventories of Vital Scientific are provided as collateral for this facility. The line of credit requires the Company to comply with certain financial covenants, which are not considered restrictive to the Company's operations. As of March 31, 2002, no amounts were outstanding under the agreement.

(3) Commitments and Contingencies

The Company leases facilities, vehicles and computer equipment principally under operating leases. Future minimum lease payments under these operating leases as of March 31, 2002 are approximately as follows:

Year Ending March 31,	Amount
2003	$ 317,000
2004	313,000
2005	300,000
2006	289,000
2007	269,000
Thereafter	223,000
$1,711,000

Rent expense of approximately $315,000, $304,000, and $326,000 was incurred during fiscal 2002, 2001, and 2000, respectively.

During fiscal year 2002, the Company entered into an agreement with third party for the development of a fluid handling device. To date, the Company's investment consists of a approximately $27,000, which is included in other long-term assets. The future development and success of this venture is dependent upon finding a commercial partner. The Company is not obligated for any further funding.

(4) Stock Option Plans

The Company established a 1991 Stock Option Plan ("the Plan") and a 1991 Directors' Stock Option Plan ("the Directors' Plan") under which an aggregate of 120,000 shares and 60,000 shares of common stock were reserved, respectively, for the purpose of granting incentive and nonstatutory stock options.

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

The following table summarizes stock option activity.

	Weighted Number of Shares	Option Price Per Share	Average Price
Outstanding at April 1, 1999	109,834	$0.62-$2.73	$ 0.89
Options granted	5,000	1.88	1.88
Options exercised	(5,000)	0.62	0.62
Options exchanged for minority interest (Note 1)	(11,062)	0.62	0.62
Options canceled or expired	(10,000)	0.62	0.62
Outstanding at March 31, 2000	88,772	0.62-2.73	1.02
Options granted	11,000	1.94-2.06	1.96
Options exercised	(7,000)	0.62	0.62
Outstanding at March 31, 2001	92,772	0.62-2.73	1.16
Options granted	56,500	3.86-6.60	4.23
Options exercised	(36,692)	0.62-4.25	1.47
Outstanding at March 31, 2002	112,580	$0.62-$6.60	$ 2.61

Exercisable at March 31, 2002	106,580	$0.62-4.25	$2.58
Exercisable at March 31, 2001	82,772	$0.62-2.73	$1.07
Exercisable at March 31, 2000	86,272	$0.62-2.73	$1.00

(4) Stock Option Plans (continued)

The range of exercise prices for options outstanding and options exercisable at March 31, 2002 is as follows:

	Outstanding			Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.62 - $0.68	41,580	2.56 years	$ 0.68	41,580	$ 0.68
$1.88	5,000	3.83 years	1.88	5,000	1.88
$1.94	6,500	2.68 years	1.94	2,000	1.94
$2.73	5,500	1.47 years	2.73	5,500	2.73
$3.86 - $4.25	52,500	5.22 years	4.16	52,500	4.16
$6.60	1,500	3.67 years	6.60	0	6.60
	112,580	3.83 years	$ 2.61	106,580	$ 2.58

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company and its subsidiaries in the fiscal years ended March 31, 2002, 2001, and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Risk-free interest rate	3.50% - 4.63%	5.12% - 5.75%	5.88%
Expected dividend yield	0.28%	0	0
Expected lives	5.95 years	3.82 years	6.00 years
Expected volatility	77.34%	56.69%	101.41%
Weighted average grant date fair value per share of options granted during the period	$4.23	$1.96	$1.88

The pro forma effect on the Company of applying SFAS No. 123 to recognize certain compensation expense for the years ended March 31, 2002, 2001, and 2000 would be as follows:

	2002	2001	2000
Pro forma net income	$153,312	$397,564	$94,821
Pro forma basic net income per share	$0.11	$0.28	$0.07
Pro forma diluted net income per share	$0.10	$0.27	$0.06

(5) Income Taxes

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following:

	For the Year Ended March 31,
	2002	2001	2000
Current:
Domestic	$ -	$ -	$ -
Foreign	174,000	202,000	33,000
Total Current	174,000	202,000	33,000

Deferred:
Domestic	(8,000)	(34,000)	(247,000)
Foreign	(20,000)	99,000	329,000
Change in valuation allowance	(5,000)	54,000	(62,000)
Total Deferred	(33,000)	119,000	20,000
	$ 141,000	$ 321,000	$ 53,000

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

	For the Year Ended March 31,
	2002	2001	2000
Provision for taxes at statutory rate	$143,000	$259,000	$60,000
Utilization of foreign net operating operating loss carryforward	(15,000)	(12,000)	(240,000)
Domestic operating loss not benefited	10,000	5,000	202,000
Foreign operating loss not benefited	1,000	50,000	42,000
Taxes resulting from higher incremental foreign rate	-	-	1,000
Tax benefit resulting from lower statutory foreign rate	(29,000)	(35,000)	(29,000)
Tax benefit resulting from dividend not taxed	-	(26,000)	-
Taxes resulting from nondeductible amortization	4,000	58,000	-
Other	27,000	22,000	17,000
	$141,000	$321,000	$53,000

(5) Income Taxes (continued)

The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 2002 and 2001 is as follows:

	2002	2001
Net operating loss carryforwards	$2,675,407	$2,673,979
General business tax credit carryforwards	9,299	9,299
Other, net	12,421	25,781
	2,697,127	2,709,059
Less: valuation allowance	2,690,615	2,695,265
	$ 6,512	$ 13,794

SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company has determined, except for the deferred tax asset resulting from the tax temporary differences with respect to certain accrued liabilities under Australian tax law for Vital Diagnostics, it does not meet the "more likely than not" standard. Accordingly, the Company has provided a valuation allowance against the deferred tax assets for all items except for the aforementioned, which is included in other assets.

The tax effect on the components of the deferred tax liability at March 31, 2002 and 2001 is as follows:

	2002	2001
Capitalized software development costs	$83,816	$37,669
Depreciation	42,719	65,498
Bad debt reserve	27,737	27,984
Reserves for marketing expense	2,292	53,170
Temporary differences	2,421	47,047
	$158,985	$231,368

The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $4,478,000 and $1,537,000, respectively; these carryforwards will expire from 2003 to 2022. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $9,000. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 2010 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service. There are approximately $4,671,000 in U.S. alternative minimum tax net operating loss carryforwards that expire between 2008 and 2022.

The Company has foreign net operating loss carryforwards of approximately $2,749,000 of which $319,000 are not subject to expiration and $2,430,000 that expire between 2003 and 2012.

(6) Pension Plan

The Company's subsidiary, Vital Scientific, participates in an employee pension plan. Contributions and expenses incurred by the Company amounted to approximately $122,000, $126,000, and $221,000 during fiscal 2002, 2001, and 2000, respectively.

(7) Significant Customers

During fiscal year 2002, the Company had sales of scientific and process monitoring equipment to two significant customers amounting to approximately 11% and 11%, respectively of consolidated revenues. Approximately 22% of accounts receivable at March 31, 2002 were receivable from these customers.

During fiscal year 2001, the Company had sales of scientific and process monitoring equipment to one significant customer amounting to approximately 14% of consolidated revenues. During fiscal 2000, the Company had sales of scientific and process monitoring instrumentation to a different significant customer amounting to approximately 11% of consolidated revenues.

(8) Accrued Expenses

Accrued expenses consist of the following:

	2002	2001
Payroll and payroll-related expenses	$ 443,421	$ 538,415
Warranty reserves	104,954	110,495
Development credits	538,699	651,983
Other	234,545	176,408
	$1,321,619	$ 1,477,301

The Company has entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product's gross revenues as long as the product is a commercial success. The Company began to ship this product during fiscal year 1998, evidencing its commercial success. The Company has accrued all funding received as development credits in the table above.

(9) Other Assets

Other assets consist of the following:

	2002	2001
Goodwill related to acquisition of Vital Scientific	$61,500	$62,367
Capitalized software development costs, net of accumulated amortization of $550,000 and $402,000 at March 31, 2002 and 2001, respectively	326,942	312,457
Other	136,226	123,267
	$524,668	$498,091

(10) Segment Information

SFAS No. 131 establishes standards for reporting information regarding operating segments. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the sale of instruments and consumables in Australia (Vital Diagnostics) and the design and marketing of process monitoring instrumentation (NovaChem).

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

(10) Segment Information (continued)

Segment information for the years ended March 31, 2002, 2001, and 2000 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Revenues
March 31, 2002	$ 10,833,139	$2,087,329	$345,825	$57,415	13,323,708
March 31, 2001	10,504,764	2,180,917	241,812	-	12,927,493
March 31, 2000	11,598,093	2,358,162	226,381	-	14,182,636
Operating Costs
March 31, 2002	$10,680,329	$1,910,812	$218,212	$197,205	$13,006,558
March 31, 2001	10,998,428	2,072,822	249,046	162,276	13,482,572
March 31, 2000	11,601,194	2,170,925	213,192	126,362	14,111,673
Net Income (Loss)
March 31, 2002	$147,178	$131,842	$56,946	$(77,932)	$258,034
March 31, 2001	364,117	208,803	(102,421)	(67,405)	403,094
March 31, 2000	145,452	231,046	328,047	(596,966)	107,579
Total Assets
March 31, 2002	$7,577,411	$882,242	$76,178	$276,431	$8,812,262
March 31, 2001	7,206,373	767,227	111,864	229,416	8,314,880
March 31, 2000	7,231,455	810,469	33,487	204,005	8,279,416

Geographic information for the years ended March 31, 2002, 2001, and 2000 is as follows:

	Europe	Australasia	Latin America	All Other	Consolidated
Revenues
March 31, 2002	$5,370,520	$5,181,068	$1,531,842	$1,240,278	$13,323,708
March 31, 2001	7,875,547	2,996,144	1,865,235	190,567	12,927,493
March 31, 2000	9,560,179	3,333,447	963,545	325,465	14,182,636

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

MARCH 31, 2002

Item	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Uncollectible Accounts
2002 (unaudited)	$ 203,845	$ -	$ 9,500	$ 194,345
2001	$ 99,127	$ 121,689	$ 16,971	$ 203,845
2000	$ 78,999	$ 22,586	$ 2,458	$ 99,127

Restructuring Charge
2002 (unaudited)	$ -	$ -	$ -	$ -
2001	$ -	$ -	$ -	$ -
2000	$ 50,946	$ -	$ 50,946	$ -

EXHIBIT INDEX

Exhibit
Number Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
3.3(4)	Form 10-C dated June 16, 1994 - Change in Name of Issuer effective April 12, 1994.
4.1(1)	Article Fourth of the Certificate of Incorporation, as amended (included in Exhibit 3.1)
10.25(2)	1991 Stock Option Plan and 1991 Directors' Option Plan and forms of option agreement.
10.26(3)	Employment Agreement - Israel M. Stein
16.1(5)	Change in independent accountants
22.1(6)	Subsidiaries of the Registran

(1) Incorporated by reference to exhibits to the Registrant's Registration Statement on Form S-1 (File No. 2-82494).
(2) Incorporated by reference to exhibits to the Registration Statement on Form S-8 filed with the Commission on March 5, 1992.
(3) Incorporated by reference to exhibits to the Registration Statement on Form 10-QSB filed with the Commission on February 13, 2002.
(4) Incorporated by reference to Form 10-C filed with the SEC on June 16, 1994.
(5) Incorporated by reference to Form 8-K filed with the SEC on June 26, 2002.
(6) Incorporated by reference to Form 10-KSB filed with the SEC on June 25, 2001