Form 10KSB/A
period 2002-03-31
NOVITRON INTERNATIONAL INC
filed 2002-08-06
CIK 716646

FORM 10-KSB/A

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

Novitron International, Inc.

ANNUAL REPORT ON FORM 10-KSB/A
For the Year Ended March 31, 2002

EXPLANATORY NOTE

On July 15, 2002, Novitron International, Inc. (the "Company") filed its Annual Report on Form 10-KSB for the year ended March 31, 2002 containing unaudited consolidated financial statements for the year ended March 31, 2002 in reliance on Securities and Exchange Release No. 34-45589 because the Company elected not to have Arthur Andersen LLP issue a manually signed audit report for the Company's consolidated financial statements for the year ended March 31, 2002. This Amendment No. 1 of the Company's Annual Report on Form 10-KSB/A contains audited consolidated financial statements for the year ended March 31, 2002 audited by Deloitte & Touche.

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

In fiscal 2001, a NovaChem sulfur recovery monitoring system underwent a successful factory acceptance test conducted by a major U.K. engineering company. The unit was purchased for the Malampaya Deep Water Gas-to-Power project. The $4.5 billion Malampaya project is being developed by Shell Philippines Exploration B.V. (SPEX), and represents the most significant industrial investment in the history of the Philippines.

During fiscal 2002, a system was commissioned at Williams Energy in Canada for the monitoring of ammonia in a polypropylene plant. This is the Company's first installation in Canada.

VITAL DIAGNOSTICS Pty. Ltd.

Vital Diagnostics was formed in July 1992 under the name Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia and New Zealand. In addition, Vital Diagnostics provides the Company with strategic access to the diagnostics market for market research purposes. Australian medicine provides an ideal blend of the characteristics found in Europe and the United States and is, therefore, an excellent site to develop and test product concepts.

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

Vital Scientific maintains product liability insurance in the amount of €4.5 million (or approximately $4.0 million at March 31, 2002) for the international sales of its laboratory instrumentation. The Company believes that this level of coverage is adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2003. The Company will reevaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company.

Production and Availability of Raw Materials

The Company's manufacturing operations require a variety of purchased components. The Company purchases these components in sufficient quantities to take advantage of price discounts and currently has an adequate inventory. Most of the components are available from multiple sources and the Company anticipates that they will continue to be readily available. Certain components and supplies are available from single sources only. If such suppliers should fail in deliveries, delays in production could result. However, these components and supplies are generally not manufactured to the Company's specifications, but are produced for other applications, and the Company believes that they will continue to be available in the foreseeable future. In addition, the Company, where appropriate, has placed a sufficient number of such components in inventory or has provided vendors with greater lead time for filling orders for such components.

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

b) As of March 31, 2002, there were approximately 229 holders of record of the Company's common stock.

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

The Company values inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Inventory quantities on hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated forecast of product demand for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory write-downs. The Company has not, in recent history, experienced any significant write-downs in inventory.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customers' payment history and information known to us regarding customers' credit worthiness. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has not, in recent history, experienced any significant uncollectible accounts.

Liquidity and Capital Resources

The Company has cash and cash equivalents of approximately $1.8 million and working capital of approximately $3.3 million at March 31, 2002. The Company generated approximately $639,000 of cash from operations during the fiscal year ended March 31, 2002. The net cash flows from operations were primarily from net income and non-cash expenses offset by working capital uses. During fiscal 2002, approximately $381,000 was used in investing activities chiefly for the purchase of fixed assets and software capitalization. Approximately $21,000 was used in financing activities, including the payment of $58,000 in dividends offset by $53,000 received from the exercise of stock options.

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

A significant portion of our balance sheet is denominated in Euros and a minor portion of our balance sheet is denominated in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' investment on the balance sheet.

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

The Company has $21,922 of outstanding principal on certain notes payable due through 2004.

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

                        NOVITRON INTERNATIONAL, INC.

Dated: August 5, 2002	/s/ Israel M. Stein, M.D.
Israel M. Stein, M.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: August 5, 2002	/s/ Israel M. Stein, M.D.
Israel M. Stein, M.D
Chairman of the Board, Principal Executive Officer

Date: August 5, 2002	/s/ Arthur B. Malman
Arthur B. Malman Director

Date: August 5, 2002	/s/ Alexander Sherman
Alexander Sherman Director

Novitron International, Inc. AND SUBSIDIARIES

There have been no significant changes to the unaudited statements which were filed on July 15, 2002.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Novitron International, Inc.:

We have audited the accompanying consolidated balance sheet of Novitron International, Inc. and subsidiaries (the “Company”) as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2002. Our audit also included the financial statement schedule for the year ended March 31, 2002 listed in the Index at Item 13. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE

Rotterdam, The Netherlands
July 26, 2002

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

/s/ ARTHUR ANDERSEN LLP
Boston, Massachusetts

June 20, 2001

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001

ASSETS
	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$1,775,903	$1,538,295
Accounts receivable, less allowances for uncollectible accounts of $194,345 and $203,845 in 2002 and 2001, respectively	2,519,274	2,259,115
Inventories, net	2,878,620	2,775,196
Prepaid expenses and other current assets	401,640	413,623
Total current assets	7,575,437	6,986,229

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,062,352	2,406,497
Leasehold improvements	334,812	373,882
Furniture and fixtures	299,560	365,179
Vehicles	64,258	60,639
	2,760,982	3,206,197
Less: Accumulated depreciation and amortization	2,048,825	2,375,637
	712,157	830,560
OTHER ASSETS, net	524,668	498,091
	$8,812,262	$ 8,314,880

See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2002	2001
CURRENT LIABILITIES:
Current portion of long-term debt	$ 6,689	$ 11,701
Accounts payable	2,710,373	2,277,399
Accrued expenses	1,321,619	1,477,301
Customer advances	17,600	14,351
Accrued income taxes	220,599	187,012
Total current liabilities	4,276,880	3,967,764
MINORITY INTEREST	48,436	37,747
LONG-TERM DEBT, net of current portion	15,233	19,263
DEFERRED TAXES	158,985	231,368

COMMITMENTS AND CONTINGENCIES: (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,488,010 and 1,452,277 at March 31, 2002 and 2001, respectively Outstanding: 1,474,010 and 1,438,427 at March 31, 2002 and 2001, respectively	14,880	14,522
Additional paid-in capital	4,914,015	4,866,785
Accumulated other comprehensive loss	(834,075)	(841,241)
Retained earnings	259,407	58,998
Treasury stock, 14,000 and 13,800 shares at cost at March 31, 2002 and 2001, respectively	(41,499)	(40,326)
Total stockholders' equity	4,312,728	4,058,738
	$ 8,812,262	$ 8,314,880

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES	$ 13,323,708	$12,927,493	$14,182,636
COST OF REVENUES	8,936,257	9,087,066	9,352,611
Gross profit	4,387,451	3,840,427	4,830,025
OPERATING EXPENSES:
Sales and marketing	1,071,470	1,067,269	848,818
Research and development	1,292,234	1,441,762	2,012,237
General and administrative	1,706,597	1,886,475	1,823,131
Restructuring	-	-	74,876
	4,070,301	4,395,506	4,759,062
Income (loss) from operations	317,150	(555,079)	70,963
Interest expense	(16,773)	(27,138)	(25,779)
Interest income	60,879	39,381	11,823
Other income (expense), net	48,468	1,283,860	113,711
	409,724	741,024	170,718

Provision for income taxes	141,000	321,000	53,000
	268,724	420,024	117,718
Minority interest	(10,690)	(16,930)	(10,139)
Net income	$ 258,034	$ 403,094	$ 107,579
Basic net income per share	$ 0.18	$ 0.28	$0.07
Diluted net income per share	$ 0.17	$ 0.27	$ 0.07

Weighted Average Shares: Basic	1,454,600	1,443,061	1,442,046
Diluted	1,514,344	1,493,463	1,511,685

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (Loss)
	Number of Shares	Par Value
BALANCE at April 1, 1999	1,454,425	$ 14,544	$ 4,881,066	$ (10,177)	$ (437,442)	$ (147,736)
Issuance of common stock in connection with a 10% stock dividend of March 27, 1998	302	3	(3)	-	-	-	-
Exercise of stock options	5,000	50	3,126	-	-	-
Purchase of treasury stock	-	-	-	(11,676)	-	-	-
Retirement of treasury stock	(14,500)	(145)	(21,708)	21,853	-	-
Translation adjustment	-	-	-	-	-	(400,364)	$(400,364)
Net income	-	-	-	-	107,579	-	107,579
Total comprehensive loss							$(292,785)
BALANCE at March 31, 2000	1,445,227	14,452	4,862,481	-	(329,863)	(548,100)
Exercise of stock options	7,000	70	4,304	-	-	-
Purchase of treasury stock	-	-	-	(40,326)	-	-
Common stock dividend	-	-	-	-	(14,233)	-
Translation adjustment	-	-	-	-	-	(293,141)	$(293,141)
Net income	-	-	-	-	403,094	-	403,094
Total comprehensive income							$109,953
BALANCE at March 31, 2001	1,452,227	14,522	4,866,785	(40,326)	58,998	(841,241)
Exercise of stock options	36,692	367	53,471	-	-	-
Purchase of treasury stock	-	-	-	(1,173)	-	-
Retirement of common stock	(909)	(9)	(6,241)	-	-	-
Common stock dividend	-	-	-	-	(57,625)	-
Translation adjustment	-	-	-	-	-	7,166	$ 7,166
Net income	-	-	-	-	258,034	-	258,034
Total comprehensive income							$265,200
BALANCE at March 31, 2002	1,488,010	$14,880	$4,914,015	$ (41,499)	$ 259,407	$ (834,075)

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258,034	$ 403,094	$ 107,579
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	493,877	627,090	416,708
Loss on sale of equipment	-	326	-
Deferred income taxes	(71,151)	119,263	(27,408)
Minority interest	10,690	16,930	10,139
Changes in current assets and Liabilities
Accounts receivable	(283,381)	151,555	(44,489)
Inventories	(129,446)	(609,074)	347,122
Prepaid expenses and other current assets	8,451	(40,330)	119,143
Accounts payable	458,190	34,707	(107,304)
Accrued expenses	(144,925)	14,619	(428,618)
Customer advances	3,415	(47,915)	(39,158)
Accrued income taxes	35,608	138,189	53,717
Net cash provided by operating activities	639,362	808,454	407,431

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	(20,710)	(69,741)	73,120
Purchase of equipment	(206,537)	(352,014)	(321,792)
Capitalization of software development costs	(170,254)	(110,690)	-
Proceeds from sale of equipment	-	69,019	15,560
Sale of minority interest	-	3,354	7,324
Other	27,826	(14,881)	(10,186)
Net cash used in investing activities	(369,675)	(474,953)	(235,974)

Continues on page 27

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

(Continued)

	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	$ -	$19,811	$14,625
Payments on long-term debt	(8,870)	(3,971)	(22,377)
Payment of cash dividend	(57,625)	(14,233)	-
Exercise of stock options	53,838	4,374	3,176
Retirement of common stock	(6,250)	-	-
Purchase of treasury stock	(1,173)	(44,389)	(11,676)
Net cash used in financing activities	(20,080)	(38,408)	(16,252)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11,999)	(83,311)	(115,765)

NET INCREASE IN CASH AND CASH EQUIVALENTS	249,607	295,093	155,205

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,538,295	1,326,513	1,287,073

CASH AND CASH EQUIVALENTS END OF YEAR	$1,775,903	$1,538,295	$ 1,326,513

Supplemental disclosure of cash flow information: Cash paid during the year for:
Interest	$ 18,505	$ 25,274	$ 27,524
Income taxes	$ 180,933	$ 62,752	$ 983

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

The following table reconciles net income and net income per diluted share as adjusted for SFAS No. 142:

	2002	2001	2000
Net income	$258,034	$403,094	$107,579
Add back goodwill amortization	-	24,000	24,000
Adjusted net income	$258,034	$427,094	$131,579

Diluted net income per share	$0.17	$0.27	$0.07
Add back goodwill amortization	-	0.01	0.01
Adjusted diluted net income per share	$0.17	$0.28	$0.08

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

(1) Operations and Accounting Policies (continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash in three financial institutions, believed to be of high-credit quality. The Company grants credit to customers in the ordinary course

(1) Operations and Accounting Policies (continued)

of business and provides a reserve for potential credit losses. Such losses have been within management’s expectations. See discussion related to significant customers in Note 7 to the consolidated financial statements.

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

Amortization is recognized on a straight-line basis, generally over 5 years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during fiscal years 2002, 2001, and 2000 was approximately $152,000, $257,000 and $39,000, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations.

                        Comprehensive Income

Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Included in other comprehensive income for the Company are the cumulative translation adjustments related to the net assets of the foreign operations. These adjustments are accumulated within the consolidated statements of shareholders' equity under the caption accumulated other comprehensive loss.

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

(2) Long-Term Debt

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

The following table summarizes stock option activity.

	Number of Shares	Weighted Average Price
Outstanding at April 1, 1999	109,834	$ 0.89
Options granted	5,000	1.88
Options exercised	(5,000)	0.62
Options exchanged for minority interest (Note 1)	(11,062)	0.62
Options canceled or expired	(10,000)	0.62
Outstanding at March 31, 2000	88,772	1.02
Options granted	11,000	1.96
Options exercised	(7,000)	0.62
Outstanding at March 31, 2001	92,772	1.16
Options granted	56,500	4.23
Options exercised	(36,692)	1.47
Outstanding at March 31, 2002	112,580	$ 2.61

Exercisable at March 31, 2002	106,580	$2.58
Exercisable at March 31, 2001	82,772	$1.07
Exercisable at March 31, 2000	86,272	$1.00

(4) Stock Option Plans (continued)

The range of exercise prices for options outstanding and options exercisable at March 31, 2002 is as follows:

	Outstanding			Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.62 - $0.68	41,580	2.56 years	$ 0.68	41,580	$ 0.68
$1.88	5,000	3.83 years	1.88	5,000	1.88
$1.94	6,500	2.68 years	1.94	2,000	1.94
$2.73	5,500	1.47 years	2.73	5,500	2.73
$3.86 - $4.25	52,500	5.22 years	4.16	52,500	4.16
$6.60	1,500	3.67 years	6.60	0	6.60
	112,580	3.83 years	$ 2.61	106,580	$ 2.58

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

The pro forma effect on the Company of applying SFAS No. 123 to recognize certain compensation expense for the years ended March 31, 2002, 2001, and 2000 would be as follows:

	2002	2001	2000
Pro forma net income	$153,312	$397,564	$94,821
Pro forma basic net income per share	$0.11	$0.28	$0.07
Pro forma diluted net income per share	$0.10	$0.27	$0.06

(5) Income Taxes

The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following:

	For the Year Ended March 31,
	2002	2001	2000
Current:
Domestic	$ -	$ -	$ -
Foreign	212,000	202,000	33,000
Total Current	212,000	202,000	33,000

Deferred:
Domestic	(8,000)	(34,000)	(247,000)
Foreign	(58,000)	99,000	329,000
Change in valuation allowance	(5,000)	54,000	(62,000)
Total Deferred	(71,000)	119,000	20,000
	$ 141,000	$ 321,000	$ 53,000

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

The Company has entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product's gross revenues as long as the product is a commercial success. The Company began to ship this product during fiscal year 1998, evidencing it commercial success. The Company has deferred all funding received and reported those amounts as development credits included in accrued expenses. When the Company makes a payment to the Netherlands government, the recorded liability is reduced.

(9) Other Assets

Other assets consist of the following:

	2002	2001
Goodwill related to acquisition of Vital Scientific	$61,500	$62,367
Capitalized software development costs, net of accumulated amortization of $550,000 and $402,000 at March 31, 2002 and 2001, respectively	326,942	312,457
Deposits and other	136,226	123,267
	$524,668	$498,091

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

(10) Segment Information (continued)

Segment information for the years ended March 31, 2002, 2001, and 2000 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Revenues
March 31, 2002	$ 10,833,139	$2,087,329	$345,825	$57,415	13,323,708
March 31, 2001	10,504,764	2,180,917	241,812	-	12,927,493
March 31, 2000	11,598,093	2,358,162	226,381	-	14,182,636
Operating Costs
March 31, 2002	$10,680,329	$1,910,812	$218,212	$197,205	$13,006,558
March 31, 2001	10,998,428	2,072,822	249,046	162,276	13,482,572
March 31, 2000	11,601,194	2,170,925	213,192	126,362	14,111,673
Net Income (Loss)
March 31, 2002	$147,178	$131,842	$56,946	$(77,932)	$258,034
March 31, 2001	364,117	208,803	(102,421)	(67,405)	403,094
March 31, 2000	145,452	231,046	328,047	(596,966)	107,579
Total Assets
March 31, 2002	$7,577,411	$882,242	$76,178	$276,431	$8,812,262
March 31, 2001	7,206,373	767,227	111,864	229,416	8,314,880
March 31, 2000	7,231,455	810,469	33,487	204,005	8,279,416

Geographic information for the years ended March 31, 2002, 2001, and 2000 is as follows:

	Europe	Australasia	Latin America	All Other	Consolidated
Revenues
March 31, 2002	$5,370,520	$5,181,068	$1,531,842	$1,240,278	$13,323,708
March 31, 2001	7,875,547	2,996,144	1,865,235	190,567	12,927,493
March 31, 2000	9,560,179	3,333,447	963,545	325,465	14,182,636

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

MARCH 31, 2002

Item	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Uncollectible Accounts
2002	$ 203,845	$ -	$ 9,500	$ 194,345
2001	$ 99,127	$ 121,689	$ 16,971	$ 203,845
2000	$ 78,999	$ 22,586	$ 2,458	$ 99,127

Restructuring Charge
2002	$ -	$ -	$ -	$ -
2001	$ -	$ -	$ -	$ -
2000	$ 50,946	$ -	$ 50,946	$ -

EXHIBIT INDEX

Exhibit
Number Description
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
3.3(4)	Form 10-C dated June 16, 1994 - Change in Name of Issuer effective April 12, 1994.
4.1(1)	Article Fourth of the Certificate of Incorporation, as amended (included in Exhibit 3.1)
10.25(2)	1991 Stock Option Plan and 1991 Directors' Option Plan and forms of option agreement.
10.26(3)	Employment Agreement - Israel M. Stein
16.1(5)	Change in independent accountants
22.1(6)	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche NL

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
(4) Incorporated by reference to Form 10-C filed with the SEC on June 16, 1994.
(5) Incorporated by reference to Form 8-K filed with the SEC on June 26, 2002.
(6) Incorporated by reference to Form 10-KSB filed with the SEC on June 25, 2001

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-25938, 33-25939, 33-46233 and 33-46234 on Form S-8 of Novitron International, Inc. of our report dated July 26, 2002, appearing in this Annual Report on Form 10-KSB/A of Novitron International, Inc. for the year ended March 31, 2002.

/s/ Deloitte & Touche
Rotterdam, The Netherlands

August 5, 2002