Form 10QSB
period 2002-06-30
NOVITRON INTERNATIONAL INC
filed 2002-08-14
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                        For the transition period from to

For Quarter Ended                                                                                                                                                                                                                                             Commission File Number
June 30, 2002                                                                                                                                                                                                                                                                 0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware                                                                                                                                                                                                                                                                              04-2573920
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90   days. Yes X    No__

The number of shares of common stock outstanding as of August 8, 2002 is 1,488,012

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION
Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at June 30, 2002 and March 31, 2002	3
	Statements of operations for the three months ended June 30, 2002 and 2001	5
	Statements of cash flows for the three months ended June 30, 2002 and 2001	6
	Notes to unaudited condensed consolidated financial statements	7-9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
Part II: OTHER INFORMATION		11
SIGNATURE		11

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2002	March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 1,592,836	$1,775,903
Accounts receivable, less reserves of $211,110 and $194,345 at June 30 and March 31, 2002, respectively	2,437,866	2,519,274
Inventories	3,489,893	2,878,620
Prepaid expenses and other current assets	393,499	401,640
Total current assets	7,914,094	7,575,437

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,454,473	2,062,352
Leasehold improvements	383,652	334,812
Furniture and fixtures	354,140	299,560
Vehicles	85,616	64,258
	3,277,881	2,760,982
Less: Accumulated depreciation and amortization	2,385,303	2,048,825
	892,578	712,157

OTHER ASSETS, net	612,693	524,668
	$ 9,419,365	$ 8,812,262

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(Continued)
	June 30, 2002	March 31, 2002
CURRENT LIABILITIES:
Current portion of long-term debt	$ 10,758	$ 6,689
Accounts payable	2,626,596	2,710,373
Accrued expenses	1,428,808	1,321,619
Customer advances	11,665	17,600
Accrued income taxes	239,509	220,599
Total current liabilities	4,317,336	4,276,880
MINORITY INTEREST	50,701	48,436
LONG-TERM DEBT, net of current portion	42,149	15,233
DEFERRED TAXES	181,345	158,985

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,488,012 and 1,488,010 at June 30, and March 31, 2002, respectively Outstanding: 1,474,012 and 1,474,010 at June 30, and March 31, 2002, respectively	14,880	14,880
Additional paid in capital	4,914,015	4,914,015
Accumulated other comprehensive loss	(285,781)	(834,075)
Retained earnings	226,219	259,407
Treasury stock, 14,000 shares at cost, at June 30, and March 31, 2002	(41,499)	(41,499)
Total stockholders’ equity	4,827,834	4,312,728
	$ 9,419,365	$ 8,812,262

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30,

	2002	2001
REVENUES	$ 3,289,355	$ 2,959,187
COST OF REVENUES	2,305,765	1,991,475
Gross profit	983,590	967,712
OPERATING EXPENSES:
Sales and marketing	288,226	240,079
Research and development	258,334	304,675
General and administrative	431,838	365,603
	978,398	910,357
Income from operations	5,192	57,355
Interest expense	(9,136)	(541)
Interest income	11,046	8,935
Other (expense)/income	(8,613)	13,502
(Loss) income before income taxes	(1,511)	79,251
Provision for (benefit from) income taxes	14,737	(84)
	(16,248)	79,335
Minority interest	(2,265)	(2,956)
Net (loss)/income	$ (18,513)	$ 76,379
Basic net income per share	$ (0.01)	$ 0.05
Diluted net income per share	$ (0.01)	$ 0.05

Weighted Average Shares:
Basic	1,488,012	1,438,461
Diluted	1,488,012	1,499,188

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$ (18,513)	$ 76,379
Adjustments to reconcile net (loss)/income to net cash used in operating activities -
Depreciation and amortization	134,216	120,849
Minority interest	2,265	2,956
Deferred income taxes	-	6,503
Changes in Current Assets and Liabilities-
Accounts receivable	401,926	(262,907)
Inventories	(190,444)	(40,106)
Prepaid expenses and other current assets	59,234	165,246
Accounts payable	(426,803)	(247,470)
Accrued expenses	(60,801)	(138,769)
Customer advances	(7,758)	5,906
Accrued income taxes	(10,727)	(26,647)
Net cash used in operating activities	(117,405)	(338,060)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(192,619)	(30,473)
Capitalization of software development costs	(50,531)	(64,943)
Investment in joint venture	-	(20,325)
Other	(39,352)	(18,739)
Net cash used in investing activities	(282,502)	(134,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	33,330	1,103
Payments on long-term debt	(5,006)	(1,053)
Payment of cash dividend	(14,675)	(14,305)
Sale of common stock	-	1,298
Purchase of treasury stock	-	(2,034)
Net cash provided by (used in) financing activities	13,649	(14,991)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	203,191	(12,769)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(386,258)	(487,531)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,775,903	1,538,295

CASH AND CASH EQUIVALENTS AT JUNE 30, 2002 and 2001	$ 1,592,836	$ 1,037,995

See the notes to the unaudited condensed consolidated statements..

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB/A for the fiscal year ended March 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

(a) Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, NovaChem BV, Spectronetics NV, Vital Diagnostics, Pty. Ltd., (92.5% owned subsidiary), and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at June 30, and March 31, 2002:

	June 30, 2002	March 31, 2002
Raw materials	$2,227,839	$1,788,217
Work-in-process	431,461	367,168
Finished goods	830,593	723,235
	$3,489,893	$2,878,620

(c) Net Income (Loss) Per Share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants based on the treasury stock method. For the three months ended June 30, 2002, 67,827 weighted average potentially dilutive shares were not included in the diluted weighted average shares outstanding, as they were antidilutive.

The number of basic and diluted weighted average shares outstanding are as follows:

	June 30, 2002	June 30, 2001
Basic weighted average common shares outstanding	1,488,012	1,438,461
Dilutive effect of potential common shares	-	60,727
Diluted weighted average shares outstanding	1,488,012	1,499,188

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Continued)

(1) Operations and Accounting Policies (continued)

(d) Comprehensive Income (loss)

The calculations of other comprehensive income (loss) are as follows:

	June 30, 2002	June 30, 2001
Net income (loss)	$(18,513)	$ 76,379
Translation adjustment	548,294	(131,180)
Total comprehensive income (loss)	$529,781	$ (54,801)

(e)Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

(2) Segment and Geographic Data

The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally three operating segments: the manufacture and sale of scientific instrumentation (largely the operations of Vital Scientific NV), the design and marketing of process monitoring instrumentation (largely the operations of NovaChem BV), and the sale of instruments and consumables in Australia and New Zealand (largely the operations of Vital Diagnostics Pty. Ltd.). Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the revenues, operating costs and net income (loss).

Segment information for the three months ended June 30, 2002 and 2001is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
June 30, 2002	$ 2,760,916	$ 525,868	$ 2,571	$ -	$ 3,289,355
June 30, 2001	2,365,800	461,589	131,798	-	$ 2,959,187

Operating Costs
June 30, 2002	$ 2,726,393	$ 483,397	$ 43,287	$ 31,086	$ 3,284,163
June 30, 2001	2,406,668	419,826	57,167	18,171	2,901,832

Net Income (Loss)
June 30, 2002	$ (59,510)	$ 27,928	$ (46,862)	$ 59,931	$ (18,513)
June 30, 2001	10,576	36,450	53,073	(23,720)	76,379

Total Assets
June 30, 2002	$ 8,134,617	$ 1,021,981	$ 62,424	$ 200,343	$ 9,414,365
March 31, 2002	7,649,459	882,242	76,178	204,383	8,812,262

Geographic information for the three months ended June 30, 2002 and 2001 is as follows:

	Europe	Australasia	Latin America	All Other	Consolidated
Revenues
June 30, 2002	$ 785,517	$1,535,610	$494,314	$473,914	$3,289,355
June 30, 2001	1,430,640	1,134,089	333,872	60,586	2,959,187

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

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company's Form 10-KSB/A for the fiscal year ended March 31, 2002, the Company's most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation and the allowance for doubtful accounts. We considered the disclosure requirements of Financial Release ("FR") 60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter ended June 30, 2002 that would warrant further disclosure.

Financial Condition and Liquidity

The Company has cash and cash equivalents of approximately $1.6 million and working capital of approximately $3.6 million at June 30, 2002. The Company used approximately $117,000 in operations for the three months ended June 30, 2002. The net cash flows used in operating activities resulted primarily from the operating loss incurred during the quarter along with working capital uses. During the quarter ended June 30, 2002, the Company used approximately $283,000 of cash primarily for the purchase of equipment and the payment of software development costs that have been capitalized. Approximately $14,000 was provided by financing activities during the first quarter of fiscal year 2003; $33,000 was received from the proceeds of long-term debt offset by $15,000 used for the payment of a cash dividend.

In April 1999, the Company entered a relationship with a major Dutch bank, which provides for a €1,815,000 (approximately $1,808,000) line of credit. Interest on this facility is set at 1.25% above the base rate (or 5.0% at June 30, 2002) as reported by the Netherlands Central Bank. Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of June 30, 2002, the Company is in full compliance with such covenants and there was no principal outstanding.

The Company’s sources of cash include cash balances and the aforementioned line of credit. The Company believes that available funds will provide it with sufficient liquidity for the next 12 months.

The effect of foreign currency transaction exchange on the result of operations is included in other income (expense) and has not been material to the financial statements.

The Company’s principal functional currency is the Euro while a minor portion of our operations is transacted in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity on the balance sheet. The spot exchange rate for the Euro at June 30, 2002, used in the preparation of the balance sheet and statement of cash flows, strengthened against the U.S. dollar by 14.1% from the spot exchange rate at March 31, 2002, resulting in a significant increase in accumulated other comprehensive income.

The Company periodically enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at June 30, 2002. Gains and loses related to these instruments for the three months ended June 30, 2002 and 2001 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

Three Months ended June 30, 2002 compared to the Three Months ended June 30, 2001

When analyzing the comparative revenues and expenses below, consideration should be given to the 5.3% strengthening of the Company’s predominant foreign functional currency, the Euro, against the U.S. Dollar for the three months ended June 30, 2002 and 2001. For the purposes of this computation, the exchange rate on each of the trading days over the entire respective reporting periods is averaged.

Consolidated revenues for the quarter ended June 30, 2002 increased from $2,959,000 to $3,289,000, or 11.2%, as compared to the quarter ended June 30, 2001. When expressed in their functional currencies, consolidated revenues increased 5.5%. Sales at Vital Scientific increased 9.7% for the three month comparatives and sales at Vital Diagnostics increased 5.7%. Revenues at NovaChem were not significant. The increase in consolidated revenues was primarily due to improved pricing, product mix, and the aforementioned currency effect.

The gross margin as a percentage of revenues decreased from 32.7% for the three months ended June 30,2001 to 29.9% for the three months ended June 30, 2002. The decline in margins was primarily attributable to the aforementioned strengthening of the Euro for those components of inventory which were purchased in U.S. dollars.

For the quarter ended June 30, 2002, selling and marketing expenditures increased from $240,000 to $288,000, or 20.0%, from the respective quarter in the prior year. The increase of $7,000 in expenditures at Vital Diagnostics was commensurate with the increase in the sales volume. The increase in sales expenses of approximately $34,000 at Vital Scientific was primarily related to additional marketing expenses resulting from the launch of a new product.

Research and development expenses for the first quarter of fiscal 2003 were $258,000 versus $305,000 in the first quarter of fiscal 2002. The decrease reflects continued efficiencies in the product development process and the use of contract professionals.

During the three months ended June 30, 2002 and 2001, certain development costs, totaling $51,000 and $65,000, respectively, were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the cost of Computer Software to be Sold, Leased or Otherwise Marketed." These capitalized costs are amortized over a period not to exceed 5 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and totaled $44,000 in fiscal 2003 and $33,000 in fiscal 2002.

For the quarter ended June 30, 2002, general and administrative expenses increased from $366,000 to $432,000, or approximately 18.1%, as compared to the previous year. The increase was principally due to additional personnel costs at Vital Diagnostics and increased professional fees.

Interest income increased $2,000 for the quarterly comparatives. Interest expense increased approximately $9,000 from the first quarter of fiscal year 2002 to the respective period in fiscal year 2003 reflecting the increased use of borrowed funds.

Other income and expense is principally due to the effects of foreign currency transaction gains and losses on the results of operations.

The provision for income taxes increased from a benefit of $100 at June 30, 2001 to a provision of $15,000 at June 30, 2002. The provision for income taxes for the three months ended June 30, 2002 reflects the operating losses incurred in the U.S. for which no benefit has been provided and the operating income in foreign jurisdictions. The provision for income taxes for the three months ended June 30, 2001 reflects the benefit of certain net operating losses and tax credits that had previously been fully reserved.

Part II. OTHER INFORMATION

Items 1 - 5: None

Item 6: (a) None

(b) Reports on Form 8-K

1. Change in outside auditors filed June 26, 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.
Novitron International, Inc. (Registrant)
/s/ Israel M. Stein MD
Date: August 14, 2002	Israel M. Stein MD President

STATEMENT PURSUANT TO 18 U.S.C. par 1350

Pursuant to 18 U.S.C. par 1350, the undersigned certifies that this Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition of Novitron International, Inc. at the end of such period and the results of operations of Novitron International, Inc. for such period.
/s/ Israel M. Stein MD
Date: August 14, 2002	Israel M. Stein MD President