Form 10QSB
period 2002-09-30
NOVITRON INTERNATIONAL INC
filed 2002-11-12
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended	Commission File Number
September 30, 2002	0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)
Issuer's Telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
|The number of shares of common stock outstanding as of November 5, 2002 is 1,844,974
Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES
FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at September 30, 2002 and March 31, 2002	3
	Statements of operations for the three and six months ended September 30, 2002 and 2001	5
	Statements of cash flows for the six months ended September 30, 2002 and 2001	6
	Notes to unaudited condensed consolidated financial statements	7-9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12
Item 3:	Controls and Procedures	12

Part II: OTHER INFORMATION		12-13
SIGNATURE		13
CERTIFICATION		13-14

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2002	March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 254,523	$1,775,903
Accounts receivable, less reserves of $87,300 and $194,300at September 30, 2002 and March 31, 2002, respectively	2,825,902	2,519,274
Inventories	3,794,677	2,878,620
Prepaid expenses and other current assets	424,240	401,640
Total current assets	7,299,342	7,575,437

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,755,087	2,062,352
Leasehold improvements	400,014	334,812
Furniture and fixtures	353,060	299,560
Vehicles	84,149	64,258
	3,592,310	2,760,982
Less: Accumulated depreciation and amortization	2,455,900	2,048,825
	1,136,410	712,157

OTHER ASSETS, net	681,630	524,668
	$ 9,117,382	$ 8,812,262

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(Continued)

	September 30, 2002	March 31, 2002
CURRENT LIABILITIES:
Current portion of long-term debt	$ 15,707	$ 6,689
Accounts payable	2,498,654	2,710,373
Accrued expenses	1,224,533	1,321,619
Customer advances	27,001	17,600
Accrued income taxes	252,541	220,599
Total current liabilities	4,018,436	4,276,880
MINORITY INTEREST	55,069	48,436
LONG-TERM DEBT, net of current portion	42,914	15,233
DEFERRED TAXES	190,016	158,985

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,862,474 and 1,859,972 at September 30, and March 31, 2002, respectively Outstanding: 1,844,974 and 1,842,472 at September 30, and March 31, 2002, respectively	18,625	18,600
Additional paid in capital	4,914,147	4,910,295
Accumulated other comprehensive loss	(366,910)	(834,075)
Retained earnings	286,584	259,407
Treasury stock, 17,500 shares at cost, at September 30, and March 31, 2002, respectively	(41,499)	(41,499)
Total stockholders’ equity	4,810,947	4,312,728
	$ 9,117,382	$ 8,812,262

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30,		For the Six Months Ended September 30,
	2002	2001	2002	2001
REVENUES	$3,622,033	$ 3,460,004	$6,911,388	$ 6,419,191
COST OF REVENUES	2,338,549	2,211,382	4,644,314	4,202,857
Gross profit	1,283,484	1,248,622	2,267,074	2,216,334
OPERATING EXPENSES:
Sales and marketing	303,146	283,371	591,372	523,450
Research and development	299,297	344,131	557,631	648,806
General and administrative	488,162	439,805	920,000	805,408
	1,090,605	1,067,307	2,069,003	1,977,664
Income from operations	192,879	181,315	198,071	238,670
Interest expense	(8,674)	(7,396)	(17,810)	(7,937)
Interest income	8,242	9,218	19,288	18,153
Other (expense)/ income	(16,290)	(31,842)	(24,903)	(18,340)
Income before income taxes and minority interest	176,157	151,295	174,646	230,546
Provision for income taxes	93,062	56,307	107,799	56,223
Income before minority interest	83,095	94,988	66,847	174,323
Minority interest	(4,368)	(1,582)	(6,633)	(4,538)
Net income	78,727	93,406	60,214	169,785
Basic net income per share	$0.04	$0.05	$0.03	$0.09
Diluted net income per share	$0.04	$0.05	$0.03	$0.09
Cash dividends per share	$0.01	$0.01	$0.02	$0.02

Weighted Average Shares:
Basic	1,852,936	1,802,928	1,844,214	1,799,295
Diluted	1,915,043	1,960,084	1,918,497	1,920,923

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 60,214	$ 169,785
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	286,359	246,072
Minority interest	6,633	4,538
Deferred income taxes	10,565	(40,275)
Changes in Current Assets and Liabilities-
Accounts receivable	11,493	(489,410)
Inventories	(533,751)	358,083
Prepaid expenses and other current assets	26,892	173,453
Accounts payable	(533,215)	(722,551)
Accrued expenses	(245,177)	(119,803)
Customer advances	6,937	48,307
Accrued income taxes	4,507	(42,525)
Net cash used in operating activities	(898,543)	$ (414,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(561,926)	(51,201)
Sales of equipment	8,010	-
Capitalization of software development costs	(114,418)	(66,014)
Investment in joint venture	-	(22,110)
Other	(144,327)	(44,986)
Net cash used in investing activities	(812,661)	(184,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	44,200	-
Payments on long-term debt	(7,889)	(5,333)
Payment of cash dividend	(33,037)	(28,660)
Exercise of employee stock options	3,876	6,550
Purchase of treasury stock	-	(2,034)
Net cash provided by (used in) financing activities	7,150	$ (29,477)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	182,674	52,074

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,704,054)	(628,114)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,775,903	1,538,295
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2002 and 2001	$254,523	$ 962,255

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB/A for the fiscal year ended March 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

(a) Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, NovaChem BV, Spectronetics NV, Vital Diagnostics, Pty. Ltd., (92.5% owned subsidiary), and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at September 30, and March 31, 2002:

	September 30, 2002	March 31, 2002
Raw materials	$2,572,664	$1,788,217
Work-in-process	507,979	367,168
Finished goods	714,034	723,235
	$3,794,677	$2,878,620

(c) Stock Split

On August 14, 2002, the Company announced a 5-for-4 stock split in the form of a 25% stock dividend with a record date of August 26, 2002 and a distribution date of September 10, 2002. Share and per share amounts have been restated to reflect the stock split for all periods presented.

(d) Net Income Per Share

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Continued)

(1) Operations and Accounting Policies (continued) (d) Net Income Per Share (continued) The numbers of basic and diluted weighted average shares outstanding are as follows:
	For Three Months September 30,		For Six Months September 30,
	2002	2001	2002	2001
Basic weighted average common shares outstanding	1,852,936	1,802,928	1,844,214	1,799,295
Weighted average potential common shares	62,107	157,156	74,283	121,628
Diluted weighted average shares outstanding	1,915,043	1,960,084	1,918,497	1,920,923
(e) Comprehensive Income The calculations of other comprehensive income are as follows:
	For Three Months September 30 ,		For Six Months September 30,
	2002	2001	2002	2001
Net income	$ 78,727	$ 93,406	$ 60,214	$ 169,785
Translation adjustment	(81,129)	273,894	467,165	142,714
Total comprehensive income	$ (2,402)	$367,300	$527,379	$ 312,499

(f) Reclassifications

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report of Form 10-KSB/A for the year ended March 31, 2002. The Company evaluates performance based on the revenues, operating costs and net income (loss).

Segment information for the three months ended September 30, 2002 and 2001 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
September 30, 2002	$ 2,809,928	$ 807,826	$ 4,279	$ -	$ 3,622,033
September 30, 2001	2,911,330	476,339	72,335	-	$ 3,460,004

Operating Costs
September 30, 2002	$ 2,643,379	$ 709,262	$ 30,410	$ 46,103	$ 3,429,154
September 30, 2001	2,709,634	441,453	68,790	58,812	3,278,689

Net Income (Loss)
September 30, 2002	$ 111,207	$ 53,888	$ (41,084)	$ (45,284)	$ 78,727
September 30, 2001	93,849	19,514	(14,305)	(5,652)	93,406
Segment information for the six months ended September 30, 2002 and 2001 is as follows:
	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
September 30, 2002	$ 5,570,844	$ 1,333,694	$ 6,850	$ -	$ 6,911,388
September 30, 2001	5,277,130	937,928	204,133	-	$ 6,419,191

Operating Costs
September 30, 2002	$ 5,369,772	$ 1,192,659	$ 73,697	$ 77,189	$ 6,713,317
September 30, 2001	5,116,302	861,279	125,957	76,983	6,180,521

Net Income (Loss)
September 30, 2002	$ 51,697	$ 81,816	$ (87,946)	$ 14,647	$ 60,214
September 30, 2001	104,425	55,964	38,768	(29,372)	169,785
Geographic information for the three months ended September 30, 2002 and 2001 is as follows:
	Europe	Australasia	Latin America	Africa	All Other	Consolidated
Revenues
September 30, 2002	$ 946,918	$ 1,792,026	$ 291,063	$ 547,791	$ 44,235	$ 3,622,033
September 30, 2001	1,106,657	1,357,246	500,200	44,367	451,534	3,460,004
Geographic information for the six months ended September 30, 2002 and 2001 is as follows:
	Europe	Australasia	Latin America	Africa	All Other	Consolidated
Revenues
September 30, 2002	$ 1,899,563	$ 3,328,063	$ 791,149	$ 557,227	$ 335,386	$ 6,911,388
September 30, 2001	2,132,632	2,528,315	903,058	80,100	775,086	6,419,191

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

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company's Form 10-KSB/A for the fiscal year ended March 31, 2002, the Company's most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation and the allowance for doubtful accounts. We considered the disclosure requirements of Financial Release ("FR") 60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the three and six months ended September 30, 2002 that would warrant further disclosure.

Financial Condition and Liquidity

The Company has cash and cash equivalents of approximately $255,000 and working capital of approximately $3.3 million at September 30, 2002. The Company used approximately $899,000 in operations for the six months ended September 30, 2002. The net cash flows used in operating activities resulted primarily from working capital uses offset by the operating profit for the year to date. During the six months ended September 30, 2002, the Company used approximately $813,000 of cash primarily for the purchase of equipment and the payment of software development costs that have been capitalized. Approximately $7,000 was provided by financing activities during the six months ended September 30, 2002; $44,000 was received from the proceeds of long-term debt offset by $33,000 used for the payment of cash dividends.

In April 1999, the Company entered a relationship with a major Dutch bank, which provides for a €1,815,000 (approximately $1,785,000) line of credit. Interest on this facility is set at 1.25% above the base rate (or 5.0% at September 30, 2002) as reported by the Netherlands Central Bank. Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of September 30, 2002, the Company is in compliance with such covenants and there was no principal outstanding.

The Company’s sources of cash include cash balances, cash flows from operations, and the aforementioned line of credit. The Company believes that available funds will provide it with sufficient liquidity for the next 12 months.

The effect of foreign currency transaction exchange on the result of operations is included in other income (expense) and has not been material to the financial statements.

The Company’s principal functional currency is the Euro while a minor portion of our operations is transacted in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity on the balance sheet. The spot exchange rate for the Euro at September 30, 2002, used in the preparation of the balance sheet and statement of cash flows, strengthened against the U.S. dollar by 12.6% from the spot exchange rate at March 31, 2002, resulting in a significant increase in accumulated other comprehensive income.

The Company periodically enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at September 30, 2002 or March 31, 2002. Gains and loses related to these instruments for the six months ended September 30, 2002 and 2001 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Management’s is currently evaluating certain acquisitions as a part of the growth strategy for the Company. On August 21, 2002 the Company and Landmark Scientific entered into an agreement and plan of merger with Landmark Scientific, Inc. Management does not expect the transaction with Landmark to be closed until early 2003. The Landmark acquisition or other potential acquisitions currently being evaluated by the Company may require the raising of additional capital from new financing transactions and/or result in dilution of net income per share as a result of the issuance of new common shares of the Company.

Results of Operations

Three and Six Months ended September 30, 2002 compared to the Three and Six Months ended September 30, 2001

While analyzing the comparative revenues and expenses, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the three months ended September 30, 2002 and 2001, on average, the Euro is up 10.5% against the U.S. Dollar and for the six months then ended, the Euro strengthened on average 7.9%. For purposes of these computations, the exchange rate on each of the trading days over the entire respective reporting period is averaged.

Consolidated revenues for the quarter ended September 30, 2002 increased from $3,460,000 to $3,622,000, or 4.7%, as compared to the quarter ended September 30, 2001. When expressed in their functional currencies, consolidated revenues declined 5.3%, with sales at Vital Diagnostics increasing by 56.3% and sales at Vital Scientific and NovaChem decreasing by 15.3%. For the year to date, consolidated revenues increased from $6,419,000 to $6,911,000, or 7.7%. When expressed in the functional currencies, consolidated revenues were essentially the same from the six months ended September 30, 2001 to September 30, 2002.

The gross profit margin as a percentage of revenues decreased from 36.1% to 35.4% for the three-month comparatives and from 34.5% to 32.8% for the six months ended September 30, 2001 and 2002, respectively. The decline in the margins is primarily attributable to the strengthening of the Euro for those components of inventory that were purchased in U.S. Dollars.

For the three months ended September 30, 2002, sales and marketing expenses increased from $283,000 to $303,000, or 7.0%, from the respective quarter in the prior year. The year to date comparatives show sales and marketing expenses increasing from $523,000 to $591,000 or 13.0%. The increase for the three and six month periods is primarily at Vital Scientific where additional marketing expenses were incurred for the launch of new products.

Research and development costs for the second quarter of fiscal year 2003 were $299,000 versus $344,000 for the second quarter of fiscal year 2002 for a decline of approximately 13.0%. For the six months ended September 30, 2002, research and development costs were $558,000 as compared to $649,000 for the same period a year ago. The decline was 14.1%. The decrease in costs reflects the use of contract professionals in lower cost geographies compared to previous use of in-house research and development personnel and continued efficiencies in the product development process.

Certain software development costs during the three and six month periods ended September 30, 2002 and 2001 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the second quarter of fiscal years 2003 and 2002, $64,000 and $12,000, respectively, were capitalized; for the year to date as of September 30, 2002 and 2001, $114,000 and $77,000, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 5 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the six months ended September 30, 2002 and 2001, totaled approximately $90,000 and $73,000, respectively.

General and administrative expenses increased from $440,000 to $488,000, or 11.0%, for the three months ended September 30, 2002 as compared to the prior year. For the year to date, general and administrative expenses increased from $805,000 to $920,000 or 14.2%. When expressed in the functional currency, the increase for the second quarter is only 1.6%. For the six-month period, the currency effect was 7.7% of the increase with the remainder due to the additional personnel costs at Vital Diagnostics and increased professional fees.

Interest income decreased $1,000 for the three-month comparatives and increased $1,000 for the six-month period. Interest expense increased approximately $1,000 for the quarter and $10,000 for the six months as compared to the same periods in the previous year. The increase reflects the increased use of borrowed funds.

Other income and expense is principally due to the effects of foreign currency transaction gains and losses on the results of operations.

The provision for income taxes increased from $56,000 to $93,000 for the second quarter comparative periods and increased from $56,000 to $108,000 for the year to date periods. In fiscal year 2002, taxes were provided on operating income offset by the use of net operating losses which had been fully reserved and income at Vital Scientific was not subject to tax thereby reducing the effective tax rate. In fiscal year 2003, the tax provision reflects the taxes on operating income, U.S. and foreign net operating losses for which no benefit has been provided and expenses at Vital Scientific that are not tax deductible thereby increasing the effective tax rate.

Item 3: Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating in an effective way to ensure appropriate and timely disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Items 1 - 3: None

Item 4. Submission of Matters to a Vote of Security Holders:

At the Annual Meeting for the fiscal year ended March 31, 2002, held on September 27, 2002, the following matters were submitted to a vote of the security holders:
(a) Directors elected as follows:
Larry D. Horner	Arthur B. Malman
Randal J. Kirk	Israel M. Stein
(b) Matters voted on as follows:
Election of directors:
Larry D. Horner
1,395,529 voted for 58,417 withheld authority to vote
Randal J. Kirk
1,395,529 voted for 58,417 withheld authority to vote
Arthur Malman
1,395,529 voted for 58,417 withheld authority to vote
Israel M. Stein
1,395,529 voted for 58,417 withheld authority to vote
Approve the 2002 Incentive and Stock Plan.
1,348,636 voted for 104,045 voted against 1,264 abstained
To ratify the selection of the Company's independent auditors
1,450,054 voted for 2,885 voted against 1,007 abstained
Item 5: None Item 6: (a) Exhibits
Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K 1. Stock Dividend August 14, 2002 2 Announced Proposed Acquisition of Landmark Scientific August 21, 2002

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.
Novitron International, Inc. (Registrant)
/s/ Israel M. Stein MD
Date: November 12, 2002	Israel M. Stein MD President

Certification

I, Israel M. Stein, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Novitron International, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Israel M. Stein MD
Date: November 12, 2002	Israel M. Stein MD President