Form 10QSB
period 2002-12-31
NOVITRON INTERNATIONAL INC
filed 2003-02-11
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended	Commission File Number
December 31, 2002	0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code:    (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of January 31, 2003 is 1,854,548

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

Part I: FINANCIAL INFORMATION		Page

Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at December 31, 2002 and March 31, 2002	3
	Statements of operations for the three and nine months ended December 31, 2002 and 2001	5
	Statements of cash flows for the nine months ended December 31, 2002 and 2001	6
	Notes to unaudited condensed consolidated financial statements	7-10

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3:	Controls and Procedures	13

Part II: OTHER INFORMATION		13

SIGNATURE		14
CERTIFICATION		14-15

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2002	March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$ 231,526	$1,775,903
Accounts receivable, less reserves of $116,400 and $194,300at December 31, 2002 and March 31, 2002, respectively	3,899,865	2,519,274
Inventories	3,412,571	2,878,620
Prepaid expenses and other current assets	276,817	401,640
Total current assets	7,820,779	7,575,437

EQUIPMENT, at cost:
Manufacturing and computer equipment	2,976,322	2,062,352
Leasehold improvements	426,280	334,812
Furniture and fixtures	377,356	299,560
Vehicles	85,544	64,258
	3,865,502	2,760,982
Less: Accumulated depreciation and amortization	2,741,266	2,048,825
	1,124,236	712,157

OTHER ASSETS, net	863,617	524,668
	$ 9,808,632	$ 8,812,262

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Continued)

	December 31, 2002	March 31, 2002
CURRENT LIABILITIES:
Current portion of long-term debt	$ 291,610	$ 6,689
Accounts payable	2,172,263	2,710,373
Accrued expenses	1,503,300	1,321,619
Customer advances	28,340	17,600
Accrued income taxes	285,978	220,599
Total current liabilities	4,281,491	4,276,880
MINORITY INTEREST	59,800	48,436
LONG-TERM DEBT, net of current portion	39,268	15,233
DEFERRED TAXES	214,661	158,985

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,874,974 and 1,859,972 at December 31, and March 31, 2002, respectively Outstanding: 1,854,486 and 1,842,472 at December 31, and March 31, 2002, respectively	18,750	18,600
Additional paid in capital	4,937,890	4,910,295
Accumulated other comprehensive loss	(61,593)	(834,075)
Retained earnings	374,089	259,407
Treasury stock, 20,488 and 17,500 shares at cost, at December 31, and March 31, 2002, respectively	(55,724)	(41,499)
Total stockholders’ equity	5,213,412	4,312,728
	$ 9,808,632	$ 8,812,262

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended December 31,		For the Nine Months Ended December 31,
	2002	2001	2002	2001
REVENUES	$4,565,723	$ 3,719,229	$11,477,111	$ 10,138,420
COST OF REVENUES	3,172,435	2,494,982	7,816,749	6,697,839
Gross profit	1,393,288	1,224,247	3,660,362	3,340,581
OPERATING EXPENSES:
Sales and marketing	569,503	464,084	1,160,875	987,534
Research and development	344,631	377,148	902,262	1,025,954
General and administrative	295,961	209,921	1,215,961	1,015,329
	1,210,095	1,051,153	3,279,098	3,028,817
Income from operations	183,193	173,094	381,264	411,764
Interest expense	(8,233)	(7,366)	(26,043)	(15,302)
Interest income	6,976	5,762	26,264	23,915
Other expense	(3,206)	(18,973)	(28,109)	(37,313)
Income before income taxes and minority interest	178,730	152,517	353,376	383,064
Provision for income taxes	68,166	55,384	175,965	111,608
Income before minority interest	110,564	97,133	177,411	271,456
Minority interest	(4,731)	(3,308)	(11,364)	(7,846)
Net income	105,833	93,825	166,047	263,610
Basic net income per share	$0.06	$0.05	$0.09	$0.15
Diluted net income per share	$0.06	$0.05	$0.09	$0.14
Cash dividends per share	$0.01	$0.01	$0.03	$0.03

Weighted Average Shares:
Basic	1,854,034	1,810,606	1,844,696	1,802,464
Diluted	1,922,404	1,922,210	1,917,162	1,892,555

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 166,047	$ 263,610
Adjustments to reconcile net income to net cash (used in) provided by operating activities -
Depreciation and amortization	453,361	370,663
Minority interest	11,364	7,846
Deferred income taxes	21,617	(42,058)
Changes in Current Assets and Liabilities-
Accounts receivable	(801,572)	(519,947)
Inventories	45,341	691,476
Prepaid expenses and other current assets	189,397	102,849
Accounts payable	(999,265)	(429,384)
Accrued expenses	(57,397)	6,805
Customer advances	6,608	2,668
Accrued income taxes	20,093	(61,938)
Net cash (used in) provided by operating activities	(944,406)	392,590
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(643,831)	(132,361)
Sales of equipment	8,476	-
Capitalization of software development costs	(186,232)	(122,819)
Investment in joint venture	-	(20,325)
Other	(319,225)	25,847
Net cash used in investing activities	(1,140,812)	(249,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	253,541	-
Proceeds from long-term debt	44,224	-
Payments on long-term debt	(11,750)	(9,137)
Payment of cash dividend	(47,677)	(43,030)
Exercise of employee stock options	24,020	33,402
Purchase of common stock	-	(2,500)
Purchase of treasury stock	(14,225)	(2,034)
Net cash provided by (used in) financing activities	248,133	$ (23,299)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	292,708	(448)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,544,377)	119,633
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,775,903	1,538,295
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2002 and 2001	$231,526	$ 1,657,480

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB/A for the fiscal year ended March 31, 2002. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

(a) Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Clinical Data BV, NovaChem BV, Spectronetics NV, Vital Diagnostics, Pty. Ltd., (92.5% owned subsidiary), and Vital Scientific NV. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, include material, labor and manufacturing overhead, and consist of the following at December 31, and March 31, 2002:

	December 31, 2002	March 31, 2002
Raw materials	$2,068,446	$1,788,217
Work-in-process	317,608	367,168
Finished goods	1,026,517	723,235
	$3,412,571	$2,878,620

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002
(Continued)

(1) Operations and Accounting Policies (continued)

(d) Net Income Per Share (continued)

The numbers of basic and diluted weighted average shares outstanding are as follows:

	For Three Months December 31,		For Nine Months December 31,
	2002	2001	2002	2001
Basic weighted average common shares outstanding	1,854,034	1,810,606	1,844,696	1,802,464
Weighted average potential common shares	68,370	111,604	72,466	90,091
Diluted weighted average shares outstanding	1,922,404	1,922,210	1,917,162	1,892,555

(e) Comprehensive Income

The calculations of other comprehensive income are as follows:

	For Three Months December 31,		For Nine Months December 31,
	2002	2001	2002	2001
Net income	$ 105,833	$ 93,825	$ 166,047	$ 263,610
Translation adjustment	305,317	(119,797)	772,482	22,917
Total comprehensive income (loss)	$411,150	$(25,972)	$938,529	$ 286,527

(f) Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

(g) Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 will be implemented in the Company’s annual financial statements for the year ended March 31, 2003 and the interim reporting requirements will be adopted by the Company in the interim period ended June 30, 2003.

(2) Planned Business Combinations

On August 21, 2002 the Company entered into an agreement and plan of merger with Landmark Scientific, Inc. ("Landmark"). On November 15, 2002, the Company entered into a letter of intent for the acquisition of Group Practice Services, Inc. ("GPSI"). On December 9, 2002, the Company and Elan Corporation, plc entered into an agreement for the acquisition of substantially all the assets of Elan Diagnostics, Inc., an indirectly wholly-owned subsidiary of Elan Corporation. The Landmark and GPSI transactions will be subject to approval by the stockholders of the Company. The Elan Diagnostics transaction is subject to customary procedures at closing. Management expects these three transactions to be closed by the end of fiscal 2003.

The Landmark agreement provides that the Company, through a subsidiary, will acquire all of the outstanding capital stock of Landmark in exchange for 250,000 shares of the Company’s common stock; the transaction is valued at approximately $1,120,000 as at December 31, 2002. All of the outstanding capital stock of GPSI is intended to be acquired for 1,500,000 shares of the Company’s common stock (valued at $6,720,000 as at December 31, 2002). Randal J. Kirk, a director and approximate 37% shareholder of the Company’s stock, is a principal shareholder of both GPSI and Landmark. Elan Diagnostics, subject to certain purchase price adjustments at closing, is to be acquired for a cash consideration of $14,600,000 and the assumption of substantially all the liabilities of the business.

In connection with these transactions, the Company has capitalized approximately $234,000 in professional fees and other transactions costs. In the event that the business combinations are not completed, the Company will be required to record these costs as a charge to operations.

(3) Segment and Geographic Data

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

Segment information for the three months ended December 31, 2002 and 2001 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
December 31, 2002	$ 3,760,615	$ 800,319	$ 4,789	$ -	$ 4,565,723
December 31, 2001	3,087,717	535,599	95,913	-	3,719,229

Operating Costs
December 31, 2002	$ 3,603,444	$ 718,449	$ 27,162	$ 33,475	$ 4,382,530
December 31, 2001	2,298,705	484,702	44,353	36,375	3,546,135

Net Income (Loss)
December 31, 2002	$ 70,628	$ 58,345	$ (36,725)	$ 13,585	$ 105,833
December 31, 2001	80,993	40,799	36,059	(64,026)	93,825

Segment information for the nine months ended December 31, 2002 and 2001 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Sales
December 31, 2002	$ 9,331,459	$ 2,134,013	$ 11,639	$ -	$ 11,477,111
December 31, 2001	8,364,847	1,473,526	300,047	-	10,138,420

Operating Costs
December 31, 2002	$ 8,973,215	$ 1,911,108	$ 100,859	$ 110,665	$ 11,095,847
December 31, 2001	8,109,802	1,345,980	170,310	100,564	9,726,656

Net Income (Loss)
December 31, 2002	$ 122,326	$ 140,161	$ (124,672)	$ 28,232	$ 166,047
December 31, 2001	180,845	96,763	74,827	(88,825)	263,610

Geographic information for the three months ended December 31, 2002 and 2001 is as follows:

	Europe	Australasia	Latin America	All Other	Consolidated
Revenues
December 31, 2002	$ 1,340,755	$ 2,068,196	$ 696,647	$ 460,125	$ 4,565,723
December 31, 2001	1,220,345	1,455,822	522,179	520,883	3,719,229

Geographic information for the nine months ended December 31, 2002 and 2001 is as follows:

	Europe	Australasia	Latin America	All Other	Consolidated
Revenues
December 31, 2002	$ 3,237,125	$5,401,375	$ 1,482,871	$1,355,740	$11,477,111
December 31, 2001	3,356,193	3,982,243	1,424,538	1,375,446	10,138,420

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

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company's Form 10-KSB/A for the fiscal year ended March 31, 2002, the Company's most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation and the allowance for doubtful accounts. We considered the disclosure requirements of Financial Release ("FR") 60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the three and nine months ended December 31, 2002 that would warrant further disclosure.

Financial Condition and Liquidity

The Company has cash and cash equivalents of approximately $232,000 and working capital of approximately $3.5 million at December 31, 2002 as compared to cash and cash equivalents of approximately $1,776,000 and working capital of approximately $3.3 million at March 31, 2002. The Company used approximately $944,000 in operations for the nine months ended December 31, 2002. The net cash flows used in operating activities resulted from working capital uses (primarily the increase in accounts receivable, the decrease in accounts payable and the decrease in prepaid assets) offset by the operating profit for the year to date. During the nine months ended December 31, 2002, the Company used approximately $1,141,000 of cash primarily for the purchase of equipment, the payment of software development costs that have been capitalized and costs associated with the previously announced potential acquisitions. Financing activities during the nine months ended December 31, 2002 provided approximately $248,000; $254,000 was received from the proceeds of short-term debt, $44,000 was received from the proceeds of long-term debt offset by $48,000 used for the payment of cash dividends.

In April 1999, the Company entered a relationship with a major Dutch bank, which provides for a €1,815,000 (approximately $1,906,000) line of credit. Interest on this facility is set at 1.25% above the base rate (or 5.0% at December 31, 2002) as reported by the Netherlands Central Bank. Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of December 31, 2002, approximately $275,000 of principal is outstanding under this line of credit.

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

The Company’s principal functional currency is the Euro while a minor portion of our operations is transacted in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity on the balance sheet. The spot exchange rate for the Euro at December 31, 2002, used in the preparation of the balance sheet, strengthened against the U.S. dollar by 20.3% from the spot exchange rate at March 31, 2002, resulting in a significant increase in accumulated other comprehensive income.

The Company periodically enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at December 31, 2002 or March 31, 2002. Gains and loses related to these instruments for the nine months ended December 31, 2002 and 2001 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Management is currently evaluating certain acquisitions as a part of the growth strategy for the Company. On August 21, 2002, the Company and Landmark Scientific, Inc. ("Landmark") entered into an agreement and plan of merger. Management expects the transaction with Landmark to be closed by the end of fiscal year 2003. On November 15, 2002, the Company and Group Practice Services, Inc. ("GPSI") entered into a letter of intent for the acquisition of GPSI. Management anticipates that a definitive agreement and the closing of the transaction will transpire by the end of this fiscal year. On December 9, 2002, the Company and Elan Corporation, plc entered into an agreement for the acquisition of substantially all the assets of Elan Diagnostics, Inc., an indirectly wholly-owned subsidiary of Elan Corporation. Management also expects the transaction to be closed by the end of fiscal 2003. These acquisitions will require the raising of additional capital from new financing transactions and may result in dilution of net income per share as a result of the issuance of new common shares of the Company.

The Landmark agreement provides that the Company, through a subsidiary, will acquire all of the outstanding capital stock of Landmark in exchange for 250,000 shares of the Company’s common stock; the transaction is valued at approximately $1,120,000 as at December 31, 2002. All of the outstanding capital stock of GPSI will be acquired for 1,500,000 shares of the Company’s common stock (valued at $6,720,000 as at December 31, 2002). Randal J. Kirk, a director and approximate 37% shareholder of the Company’s stock, is a principal shareholder of both GPSI and Landmark. The acquisition of Elan Diagnostics, subject to certain purchase price adjustments at closing, is for a cash consideration of $14,600,000 and the assumption of substantially all the liabilities of the business.

Results of Operations

Three and Nine Months ended December 31, 2002 compared to the Three and Nine Months ended December 31, 2001

While analyzing the comparative revenues and expenses, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the three months ended December 31, 2002 and 2001, on average, the Euro is up 11.7% against the U.S. Dollar and for the nine months then ended, the Euro strengthened on average 9.2%.

Consolidated revenues for the quarter ended December 31, 2002 increased from $3,719,000 to $4,566,000, or 22.8%, as compared to the quarter ended December 31, 2001. When expressed in their functional currencies, consolidated revenues increased 10.5%, with sales at Vital Diagnostics increasing by 36.9% and sales at Vital Scientific increasing by 9.5%. For the year to date, consolidated revenues increased from $10,138,000 to $11,477,000, or 13.2%. When expressed in the functional currencies, consolidated revenues increased 3.7% for the nine months ended December 31, 2001 to December 31, 2002. For the nine-month period, sales at Vital Diagnostics increased 33.8% while sales at Vital Scientific increased 1.6%. The significant increases at Vital Diagnostics reflect the introduction of new product lines.

The gross profit margin as a percentage of revenues decreased from 32.9% to 30.5% for the three-month comparatives and from 33.9% to 31.9% for the nine months ended December 31, 2001 and 2002, respectively. The decline in the margins is primarily attributable to the strengthening of the Euro reflecting increased inventory costs for those components that were originally purchased in U.S. Dollars.

For the three months ended December 31, 2002, sales and marketing expenses increased from $464,000 to $570,000, or 22.7%. The year to date comparatives shows sales and marketing expenses increasing from $988,000 to $1,161,000 or 17.6%. The increase in expenses for the three and nine month periods reflects additional marketing expenses at Vital Scientific for the launch of new products and additional personnel and advertising expenses at Vital Diagnostics commensurate with increased sales.

Research and development costs for the second quarter of fiscal year 2003 were $345,000 versus $377,000 for the third quarter of fiscal year 2002 for a decline of approximately 8.6%. For the nine months ended December 31, 2002, research and development costs were $902,000 as compared to $1,026,000 for the same period a year ago. The decline was 12.1%. The decrease in costs reflects the use of contract professionals in lower cost geographies compared to previous use of in-house research and development personnel and continued efficiencies in the product development process.

Certain software development costs during the three and nine month periods ended December 31, 2002 and 2001 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the third quarter of fiscal years 2003 and 2002, $72,000 and $52,000, respectively, were capitalized; for the year to date as of December 31, 2002 and 2001, $186,000 and $123,000, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 5 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the nine months ended December 31, 2002 and 2001, totaled approximately $136,000 and $113,000, respectively.

General and administrative costs increased from $210,000 to $296,000 or 41.0% for the three months ended December 31, 2002 as compared to the same time last year. For the year to date comparatives, the expenses increased from $1,015,000 to $1,216,000 or 19.8%. The increase for the three and nine-month periods includes an addition to the bad debt reserve at Vital Scientific due to increased sales, increased depreciation costs reflecting the addition of non-manufacturing fixed asset and increased professional fees for the Company.

Interest income increased $1,000 and $2,000 for the three and nine-month comparatives, respectively. Interest expense increased approximately $1,000 for the quarter and $11,000 for the nine months as compared to the same periods in the previous year. The increase reflects the increased use of borrowed funds.

Other income and expense is principally due to the effects of foreign currency transaction gains and losses on the results of operations.

The provision for income taxes increased from $55,000 to $68,000 for the third quarter comparative periods and increased from $112,000 to $176,000 for the year to date periods. In fiscal year 2002, taxes were provided on operating income offset by the use of net operating losses that had been fully reserved and income at Vital Scientific was not subject to tax thereby reducing the effective tax rate. In fiscal year 2003, the tax provision reflects the taxes on operating income, U.S. and foreign net operating losses for which no benefit has been provided and expenses at Vital Scientific that are not tax deductible offset by the use of net operating losses that had been fully reserved, these factors increased the effective tax rate.

Item 3: Controls and Procedures

The Company maintains a system of disclosure controls and procedures, including weekly, monthly and quarterly written reports, that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating in an effective way to ensure appropriate and timely disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Items 1 - 5: None

Item 6: (a) Exhibits

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	Cash Dividend – October 15, 2002
2.	Announced Proposed Acquisition of Group Practice Services, Inc. – November 15, 2002
3.	Announced Proposed Acquisition of Elan Diagnostics, Inc. – December 9, 2002
4.	First Amendment to Proposed Acquisition of Landmark Scientific – January 3, 2003
5.	Cash Dividend – January 27, 2003

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.
Novitron International, Inc. (Registrant)
/s/ Israel M. Stein MD
Date: February 11, 2003	Israel M. Stein MD President

Certification

I, Israel M. Stein, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Novitron International, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
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
5.	I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ Israel M. Stein MD
Date: February 11, 2003	Israel M. Stein MD President