Form 10KSB
period 2003-03-31
NOVITRON INTERNATIONAL INC
filed 2003-06-30
CIK 716646

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year: $15,869,730

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2,206,208 based on the average price of the Common Stock as reported by NASDAQ on June 20, 2003.

As of June 17, 2003, there were 1,880,036 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its 2003 Annual Meeting into Part III of Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc.

ANNUAL REPORT ON FORM 10-KSB

For the Year Ended March 31, 2003

PART I

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, forward-looking statements regarding the Company's expected performance and financial results in future periods – which forward-looking statements include words such as "expect(s)", "feel(s)", "believe(s)", "will", "would", "may", "anticipate(s)", and similar expressions – are based upon management's current expectations and beliefs and are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the preceding forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of the filing of this 10-KSB. The following factors known to management, among others, could cause actual results to differ materially from those described in such forward-looking statements: the Company's ability to continue to attract new customers and obtain new and expanded business opportunities from existing customers; management of the Company's growth; successful integration of the recently acquired companies with the Company's operations; continued growth in demand in the United States and abroad for products and consulting services such as those offered by the Company; and the effect of intensifying competition among a rising number of companies offering products and services similar to those offered by the Company. In addition, the Company encourages you to review the Company's latest reports filed with the SEC, including the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2003, which describe a number of additional risks and uncertainties that could cause actual results to differ materially from those expected in the forward-looking statements made in this Form 10-KSB.

Item 1. Description of Business

Novitron International, Inc. ("Novitron" or the "Company") is a multinational corporation focusing on scientific instrumentation used in medical, veterinary, and analytical laboratories and in industrial process monitoring. The Company has two Dutch subsidiaries, Vital Scientific NV ("Vital Scientific") and NovaChem BV ("NovaChem"). Vital Scientific designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and strategic partnerships. NovaChem develops and markets process monitors with applications in petrochemical and pharmaceutical production and in environmental monitoring. The Company's Australian subsidiary, Vital Diagnostics Pty. Ltd. ("Vital Diagnostics") distributes diagnostic instruments and assays in the South Pacific.

On April 29, 2003, the Company made three major acquisitions which are described in Recent Developments below.

Company History

Novitron was established in 1972 as Clinical Data, Inc. to offer ambulatory diagnostic physiological monitoring for clinical and research applications. In April 1994, to better reflect the Company's international scope and diversification, the Company's name was changed from Clinical Data, Inc. to Novitron International, Inc.

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

The Company established Vital Diagnostics in July 1992 as Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia and the South Pacific. The Company sold 7.5% of this subsidiary to an officer of the Company. In December 2000, the name of the subsidiary was changed to Vital Diagnostics Pty. Ltd.

RECENT DEVELOPMENTS

On April 29, 2003, the Company, Landmark Scientific, Inc., ("Landmark"), a corporation controlled by Randal J. Kirk, a member of the Board of Directors of the Company ("Mr. Kirk"), and Spectran Holdings, Inc., a wholly owned subsidiary of the Company ("Spectran"), executed an Amended and Restated Agreement and Plan of Merger (the "Landmark Merger Agreement"), pursuant to which the Company acquired Landmark by means of a merger (the "Landmark Merger") of Landmark with and into Spectran. The Landmark Merger was consummated on April 29, 2003. The Landmark Merger Agreement, which amended and restated the original Agreement and Plan of Merger, dated as of August 21, 2002, in its entirety, was previously filed by Novitron with the Securities and Exchange Commission on May 12, 2003, and such Landmark Merger Agreement is filed herewith as Exhibit 2.1 and is incorporated herein by reference.

Also on April 29, 2003, the Company, Group Practice Services Incorporated, a corporation also controlled by Randal J. Kirk, ("GPSI"), and Clinical Data Inc., a wholly owned subsidiary of the Company ("Clinical Data"), executed an Agreement and Plan of Merger (the "GPSI Merger Agreement") pursuant to which the Company acquired GPSI (the "GPSI Merger"). The GPSI Merger was consummated on April 29, 2003. The GPSI Merger Agreement was previously filed by Novitron with the Securities and Exchange Commission on May 12, 2003, and such agreement is filed herewith as Exhibit 2.2 and is incorporated herein by reference.

Immediately prior to the Landmark Merger and the GPSI Merger, Mr. Kirk and his Affiliates owned approximately 82.8% of the issued and outstanding shares of common stock of GPSI, on an as-converted basis. In addition, Mr. Kirk was the Chairman of the Board of each of Landmark and GPSI. Following the Landmark Merger and the GPSI Merger, Mr. Kirk continues to serve on the Board of Directors of each of the surviving corporations.

GPSI provides of POL management and consulting services in the U.S. Clinical Data designs, implements and manages laboratories to improve quality of care, increase operating efficiencies, and enhance revenue opportunities for physician practices. Clinical Data also owns and operates moderately complex reference laboratories, provides sales and support services to Landmark, sells laboratory reagents and supplies, and refurbishes, sells and maintains laboratory equipment. Landmark is a laboratory equipment distribution company.

The following summary of certain terms of the Landmark Merger Agreement and the GPSI Merger Agreement is qualified in its entirety by reference to the Landmark Merger Agreement and the GPSI Merger Agreement, respectively.

Pursuant to the terms of the Landmark Merger Agreement, each holder of Landmark common stock received 2.5 shares of Series A Nonvoting Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock"), for each share of Landmark common stock held by such holder. Pursuant to the terms of the GPSI Merger Agreement, each holder of common stock and preferred stock of GPSI received 2.42691 shares of Preferred Stock for each share of GPSI common stock and preferred stock, respectively, held by that holder. Assuming that no Landmark stockholder or GPSI stockholder exercises appraisal rights, a total of 25,000 shares of Preferred Stock will be issued to Landmark stockholders as a result of the Landmark Merger and a total of 222,250 shares of Preferred Stock will be issued to GPSI stockholders as a result of the GPSI Merger. The Certificate of Designation of the Preferred Stock was previously filed by Novitron with the Securities and Exchange Commission on May 12, 2003, and such Certificate of Designation is filed herewith as Exhibit 4.1 and is incorporated herein by reference.

Subject to Stockholder Approval at its Special Meeting in lieu of Annual Meeting to be held on September 25, 2003, each share of Preferred Stock is convertible into 10 shares of the Company’s common stock. If such Stockholder Approval is obtained, then Mr. Kirk and his Affiliates will beneficially own, in the aggregate, on an as-converted basis, approximately 2,762,627 shares of common stock, representing approximately 71.2% of the approximately 3,881,198 shares of common stock that would be issued and outstanding (assuming that all shares of Preferred Stock owned by Mr. Kirk and his affiliates are converted into common stock but no other shares of Preferred Stock are converted into common stock). If all of the issued and outstanding shares of Preferred Stock are converted into common stock, then Mr. Kirk and his Affiliates will beneficially own, in the aggregate, on an as-converted basis, approximately 2,762,627 shares of common stock, representing approximately 63.8% of the approximately 4,327,048 shares of common stock that would be issued and outstanding.

On April 29, 2003, the Company acquired, through Clinical Data, substantially all of the assets of Elan Diagnostics, Inc. ("EDx"). The acquisition was made pursuant to an Asset Purchase Agreement, dated as of December 9, 2002 (the "Original Asset Purchase Agreement"), as amended on February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, among Elan Pharmaceuticals, Inc., the parent company of EDx ("Parent"), EDx, Clinical Data and the Company (as amended, the "Asset Purchase Agreement"). The Original Asset Purchase Agreement was previously filed by Novitron with the Securities and Exchange Commission on December 9, 2002, and such agreement is filed herewith as Exhibit 2.3 and is incorporated herein by reference. The amendments, dated as of February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, were previously filed by the Company with the Securities and Exchange Commission on May 12, 2003, and such amendments are filed herewith as Exhibits 2.4, 2.5, 2.6 and 2.7, respectively, and are incorporated herein by reference.

EDx supplies clinical chemistry instrumentation, reagents and support resources to the POL market in the United States. EDx was an indirect, wholly owned subsidiary of Elan Corporation, plc, a fully integrated biopharmaceutical company headquartered in Dublin, Ireland.

In accordance with the terms of the Asset Purchase Agreement, the Company paid approximately $7.5 million in cash and assumed certain liabilities of EDx in exchange for substantially all of the assets of EDx. The Company intends to continue to use the assets acquired from EDx in the manner in which they were previously utilized by Edx.

The Asset Purchase Agreement contains indemnification obligations of the Company and Clinical Data as are usual and customary in transactions of this size and type. In addition, Novitron agreed to indemnification obligations with respect to certain EDx customer and vendor agreements. The Company does not believe these obligations will have a material adverse effect on its consolidated financial position or results of operations.

Financing for the acquisition of the EDx assets was accomplished with $5.5 million of a $10 million line of credit from LaSalle Business Credit, LLC ("LaSalle"), a member of the ABN AMRO Group, and from working capital of the combined companies following the Landmark Merger and the GPSI Merger.

On April 29, 2003, Clinical Data and BioClinical Concepts, Inc., a subsidiary of Clinical Data as a result of the GPSI Merger ("BCC," and together with Clinical Data, the "Borrowers"), borrowed $5.5 million under the Loan and Security Agreement, dated March 31, 2003 (the "Original Loan Agreement"), as amended April 29, 2003, by and among LaSalle and the Borrowers (as amended, the "Loan Agreement"). The Original Loan Agreement and Loan Agreement were previously filed with the Securities and Exchange Commission on May 12, 2003, and are filed herewith as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

The Loan Agreement provides credit facilities of up to $10 million in loans and letters of credit outstanding at any one time to the Borrowers. All outstanding credits under the Loan Agreement are payable on demand. The Loan Agreement has an original term of three years and automatically renews from year to year if neither LaSalle nor the Borrowers terminate the Loan Agreement.

VITAL SCIENTIFIC NV

Established in 1956 and headquartered in Spankeren/Dieren, The Netherlands, Vital Scientific has been the majority of the Company's operations. Vital Scientific designs, develops, manufactures, and distributes scientific instrumentation for medical, veterinary, and industrial applications.

The subsidiary's principal products are automated and semi-automated analytical instruments used in medical and veterinary laboratories, marketed under the "Vitalab" tradename and under strategic "private label" or original equipment manufacturer ("OEM") agreements with major diagnostic companies. These instruments include:

The Vitalab Selectra-XL, a 360 test per hour random-access, "walk-away" clinical chemistry analyzer offering a wide range of testing including clinical chemistry, special proteins, drugs of abuse ("DOA"), therapeutic drug monitoring ("TDM"), and electrolytes. This product, and each of the other products listed below, has been cleared for marketing by the U.S. Food and Drug Administration ("Food and Drug Administration" or "FDA").

The Vitalab Selectra E, Selectra II, and Vitalab Flexor, a "walk-away" 180 test per hour clinical chemistry analyzer, capable of performing over 70 different diagnostic tests using reagents from almost all manufacturers. Over four thousand eight hundred Selectra units have been sold worldwide.

The Vitalab Viva, a dedicated system designed for TDM and for the detection of DOA, marketed by Dade Behring in over thirty countries worldwide. The distribution agreement, originally signed in 1997, was extended in March 2000. This Viva analyzer was designed specifically for use with the Dade Behring Emit line of diagnostic assays for TDM and DOA.

The HY-TEC 288 is a fully automated enzyme immunoassay system that was developed and is manufactured for Hycor Biomedical, Inc. of Garden Grove, California. The HY-TEC 288 with a reagent system that permits the testing of eight (8) autoimmune tests and nine hundred (900) allergens.

The Vitalab 300 semi-automated clinical chemistry analyzer, which permits a full range of testing including endpoints, kinetic and bichromatic measurements. There is an installed base of over 13,000 Vitalab semi-automated analyzers worldwide.

Marketing and Distribution

Vital Scientific markets its product line through a direct dealer network in Europe, the United States, the Far East, Latin America, Eastern Europe, and China.

In March 2002, Vital Scientific signed an agreement with Spinreact SA of Sant Esteve d'en Bas, Spain to distribute on an OEM basis certain instrumentation products in Europe, Africa, and certain Spanish speaking countries of Latin America.

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

Product Development

To develop new products, Vital Scientific and NovaChem maintain a research team of mechanical, electronic and systems engineers, augmented by specialized contract vendors, and further supported by a staff of professionals from a central-European contract software group. The Company maintains mechanical prototyping and automated assembly operations.

During fiscal 2003 and 2002, including capitalization of certain software development costs, the Company spent approximately $1,361,000 and $1,462,000, respectively, on research and development primarily at Vital Scientific.

In August 2000, the Company announced a strategic alliance with BioMedica Diagnostics Inc. of Windsor, Nova Scotia, for the technology transfer of a blood clotting detection analyzer and related reagents being developed by BioMedica Diagnostics. The instrument and accessories are to be manufactured by Vital Scientific and the reagents by BioMedica Diagnostics, and the product jointly distributed by the two companies. The instrument and reagents are designed for use in the doctor's office, clinics, for near patient testing, and for use in developing countries. The Company's Prothrombin Time reagent assay was approved for marketing by the FDA in May 2002 and other applications are pending to allow their introduction into the U.S. market.

The Company is currently developing the V-Twin for Dade Behring, an OEM version of the Selectra-XL dedicated for DOA and TDM testing. The Company is also developing the "Vitalab Junior," a 100 test per hour, "walk-away" clinical chemistry analyzer offering a wide range of testing including clinical chemistry, special proteins, DOA, TDM, and electrolytes, and designed primarily for the physician’s office laboratories ("POL"), "stat" applications and smaller laboratories.

Research and development efforts during fiscal 2004 are expected to be maintained at a level consistent with fiscal 2003. It is anticipated that the Company’s recently completed acquisitions in the United States (see "Recent Developments" above) would not require significant new development investment by the Company in order to produce products suitable for the U.S. market.

The Company intends to develop new products where the Company perceives a demand and believes that the products may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Competition

In developing instruments for private-label sales by third parties, and in marketing directly to distributors, the Company competes with numerous other companies. These include much larger and well-financed companies such as Bayer, Roche Diagnostics, and Kone Instruments, who are direct marketers in this field, and with companies such as Integrated Technologies Ltd., Medical Innovations, Inc., and many other smaller European and American companies, which are OEM marketers in this field. The Company believes that it competes favorably on its capabilities, the quality of its products, and its ability to manufacture and produce its products in a timely fashion.

In the sale of clinical chemistry and immuno-assay analyzers, the Company is subject to intense competition in the marketplace. Worldwide there are over fifteen companies competing with the Company, many of which have substantially greater resources. The Company competes on the basis of specialized features of its technology, added value, simplicity of operation, high performance-to-cost ratio, compatibility of instruments with reagents of various manufacturers, and strategic marketing alliances.

NOVACHEM BV

Now in its eleventh year, NovaChem has developed and markets the IPM-Mark II Process Analyzer. This solid-state instrument, which employs fiber-optic and diode-array spectroscopic technology, was specifically designed for the on-line and continuous process monitoring of gases and liquids.

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

VITAL DIAGNOSTICS Pty. Ltd.

Vital Diagnostics distributes diagnostic products in Australia and New Zealand. Vital Diagnostics has aggressively expanded its product line and has cultivated a growing third-party diagnostics distribution business that is well positioned to represent European, American, and Australian companies.

Vital Diagnostics currently represents the following companies:

Hycor Biomedical - Urinalysis systems and consumables

Axis-Shield – Density Gradient Media

R&R Mechatronics - ESR analyzers

Vital Scientific - Clinical chemistry analyzers

AI Analysinstrument AB - Closed tube ESR products

ABX Hematologie - Cell counters and related reagents

Analytica Ltd. - Tumor markers and autoimmune assays

Eurospital – Coeliac Disease Diagnostics

Diagnostic Grifols - ELISA processors

Zeus Scientific - ELISA reagents

DSLabs – ELISA Reagents

bioMerieux (formerly Organon Teknika) - Haemostasis reagents

PVT – Pre- and Post-analytic automation

Microgen Bioproducts – Niche microbiology kits

On July 1, 2002, Vital Diagnostics commenced the exclusive distribution of bioMerieux haemostasis products in Australia and New Zealand.

In April 2003, the subsidiary commenced distribution of pre- and post-analytical laboratory automation developed by PVT Probenverteiltechnik GmbH. This addition to the Vital Diagnostics product line provides a significant opportunity to expand sales in the diagnostics market.

OTHER BUSINESS MATTERS

Government Regulation

Where necessary, the Company obtains government approval to market its products and may have to obtain prior approval of certain European regulatory bodies or the Food and Drug Administration to market products that it may develop. In the U.S., certain of the Company's products are classified as medical devices under the Federal Food, Drug and Cosmetics Act. As such, if and when these products are offered for sale in the United States, these products are subject to regulation by the FDA. In Europe, the Company is also subject to EN13485 and CE (Conformite Europene) marking and registration. The cost of obtaining such approvals may be high and the process lengthy, with no assurance that such approvals will be obtained.

To date, neither the FDA nor the European medical regulatory bodies have developed industry-wide performance standards with respect to the safety and effectiveness of the products presently marketed by the Company. Although the Company intends to use its best efforts to comply with domestic and international standards, when and if developed, there can be no assurance that all the Company's products will be compliant. Any failure to receive approvals for the Company's future products, or noncompliance with any international performance standards promulgated in the future could have a material adverse effect on the Company and its results of operations. Furthermore, any material change in the existing rules and regulations or any new regulations developed might adversely affect the Company and its results of operations.

The Company's subsidiaries comply with current European CE regulations and Vital Scientific is ISO 9001 approved and FDA registered. The Company intends to comply with the new In-Vitro Diagnostics ("IVD") and CE directives.

The instruments developed by NovaChem for the environmental market may now or in the future require certification by governmental authorities. Any failure to receive approvals for such products could have a material adverse effect on this investment.

Patents

The Company owns or has applied for patents and trademarks on certain of its products. However, the Company does not believe that its business, as a whole, is or will be materially dependent upon the protection afforded by such patents or trademarks, and a substantial majority of the Company's revenues are attributable to products without patent protection.

Warranty and Product Liability

Substantially all products are covered by a warranty for workmanship which is the earlier of 12 months from first installation or 15 months from delivery. Warranty claims and related warranty expenses have not been significant.

Vital Scientific maintains product liability insurance for the international sales of its laboratory instrumentation in amounts the Company believes are adequate, given its past sales levels and its anticipated sales levels for the fiscal year ending March 31, 2004. The Company will reevaluate the adequacy of this coverage when and if its sales level substantially increases. No product liability claims have been brought against the Company to date. However, there can be no assurance that product liability insurance will continue to be available to the Company on acceptable terms, or that product liability claims in excess of the Company's insurance coverage, if any, will not be successfully asserted against the Company.

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

Backlog

At the close of the fiscal year ended March 31, 2003, the Company had a backlog (or order book) of approximately $1,582,000 as compared to $1,546,000 in 2002 It is anticipated that all of the existing backlog will be filled by shipments during fiscal year 2004. Deliveries are generally made within 30 days after the receipt of an order.

Seasonality

The Company does not believe that its business has any significant seasonal factors.

Employees

The Company had ninety-three (93) full, part-time, and contract employees as of March 31, 2003. Eighty (80) of these employees are employed by Vital Scientific, one (1) by NovaChem, eleven (11) by Vital Diagnostics, and one (1) by Novitron International, Inc. As of April 29, 2003, the Company’s workforce now totals two hundred twenty-two (222) full, part-time and contract employees.

Environmental matters

The Company does not believe that compliance with federal, state or local regulations relating to the protection of the environment have any material effect on the Company's financial or competitive position.

Significant Customers

During fiscal year 2003, the Company had sales of scientific and process monitoring equipment to one significant customer amounting to approximately 13% of consolidated revenues. Approximately 10% of accounts receivable at March 31, 2003 were receivable from this customer. During fiscal year 2002, the Company had sales of scientific and process monitoring equipment to two significant customers, each customer amounting to approximately 11% of consolidated revenues.

Item 2. Description of Properties

The Company leases approximately 800 square feet of office space in Newton, Massachusetts, under a series of short-term leases.
Vital Scientific leases approximately 35,000 square feet in Dieren, The Netherlands. The facility is leased until 2008 with renewal and expansion options.
NovaChem occupies approximately 300 square feet of office space in Newton, Massachusetts and in Dieren, The Netherlands, under a series of short-term leases.
Vital Diagnostics occupies approximately 3,000 square feet of office and warehousing space in Castle Hill, New South Wales, under a lease expiring in December 2004.
The Company believes its current facilities are adequate for its planned needs in the near future.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market information: The Company's common stock trades on the NASDAQ Stock Market under the symbol NOVI. The following table sets forth the range of high and low sale prices per share of Common Stock for each quarter in fiscal 2003 and 2002 as reported by the NASDAQ Stock Market.

Prices

Fiscal Year Ended March 31, 2003	High	Low
First Quarter	$7.20	$3.72
Second Quarter	$5.30	$2.40
Third Quarter	$5.50	$3.50
Fourth Quarter	$5.05	$3.60

Fiscal Year Ended March 31, 2002	High	Low
First Quarter	$3.40	$2.40
Second Quarter	$8.17	$3.18
Third Quarter	$8.01	$4.00
Fourth Quarter	$6.78	$4.41

b) As of March 31, 2003, there were approximately 210 holders of record of the Company's common stock.

c) The Company has paid a quarterly dividend of $0.01 per share in each quarter since March 2001, resulting in an annual dividend of $0.04 per share. The payment of future dividends will be dependent upon financial results and other relevant factors to be considered by the Board of Directors. In addition, as more fully discussed in the notes to the consolidated financial statements, the new credit facility may restrict the Company’s ability to pay dividends in the future.

d) On August 14, 2002, the Company announced a 5-for-4 stock split in the form of a 25% stock dividend with a record date of August 26, 2002 and a distribution date of September 10, 2002. Share prices in the table above have been restated to reflect the stock split for all periods presented.

e) The Company has authorized common stock for issuance under equity compensation plans as follows as of March 31, 2003:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	155,725	$2.66	220,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	155,725	$2.66	220,000

The authorized plans are more fully described in Note 4 in the accompanying consolidated financial statements.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

The Company's product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. A provision for the estimated cost of product warranties is made at the time the related revenue is recognized. Historically, product warranties have not been significant. Future changes in warranty costs could increase or decrease our profitability. Because the majority of the Company’s sales relate to specific manufactured products with little or no customization, the Company has not experienced any significant changes in estimates related to revenue recognition. As discussed below, the Company will be required to adopt EITF 00-21 effective July 1, 2003 and continues to assess the potential impact that this standard may have on established revenue recognition policies.

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

Because the Company’s operations in the United States have not been profitable and the realization of any benefit from these losses was not deemed likely, no tax benefits have been recorded in respect of U.S. operating losses. As of March 31, 2003, the total U.S. net operating loss carryforwards totaled approximately $4.6 million. If the Company were to implement tax planning strategies or obtain sources of domestic taxable income, the Company may be able to realize these tax benefits. If and when the likelihood of the realization of such tax benefits becomes more likely than not, the valuation allowance that has been provided against these assets will be released, resulting in a tax benefit to the recorded tax provision.

Liquidity and Capital Resources

The Company has cash and cash equivalents of approximately $0.8 million and working capital of approximately $3.3 million at March 31, 2003. The Company used approximately $66,000 of cash in operations during the fiscal year ended March 31, 2003. The net cash flows from operations were primarily from net income and non-cash expenses offset by working capital uses (primarily the increase in accounts receivable and inventory levels). During fiscal 2003, approximately $1,269,000 was used in investing activities chiefly for the purchase of fixed assets, the payment of software development costs that have been capitalized and costs associated with the recently completed acquisitions. Approximately $2,000 was provided by financing activities, with $70,000 being provided by the proceeds from debt and $28,000 from the exercise of stock options offset primarily by $70,000 from the payment of cash dividends and $14,000 of treasury stock purchases.

In April 1998, the Company entered into a relationship with ABN AMRO, a major Dutch bank and the parent company of LaSalle, that provides for a €1,815,000 (approximately $1,976,000) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At March 31, 2003, the base rate was 3.5%, therefore the cost to borrow under this line of credit would be 5.0%. Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of March 31, 2003, the Company was in compliance with such covenants, and there was no principal outstanding.

In March 2003, the Company entered into a line of credit agreement with LaSalle which provides for revolving availability for up to $10,000,000. The line of credit bears interest at the rate of either one quarter of one percent in excess of prime or 300 basis points above the LIBOR rate. No principal was outstanding at March 31, 2003. The Loan Agreement has an original term of three years and automatically renews from year to year if neither LaSalle nor the Borrowers terminate the Loan Agreement. Trade receivables and inventory of Clinical Data and BCC are provided as collateral for this facility. The facility was obtained in connection with the acquisitions described in Recent Developments. Approximately $5,500,000 was drawn on the credit facility to fund the business combinations in April 2003.

The Company's sources of cash include cash balances and the aforementioned lines of credit. The Company believes that available funds will provide it with sufficient liquidity for the next 12 months.

The preferred stock issued in connection with the GPSI and Landmark transactions discussed under Recent Developments has an annual 10% dividend, first payable on July 1, 2004. In the event the Company does not receive stockholder approval to convert the preferred stock or the Company receives the approval of the stockholders but is unable to register the common stock, then the Company could be required to pay a preferred stock dividend of up to approximately $1.4 million on July 1, 2004.

A significant portion of the Company’s balance sheet is denominated in Euros, the functional currency of Vital Scientific, and a minor portion of our balance sheet is denominated in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity in the balance sheets. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements. The Euro strengthened against the U.S. dollar by 12.5% during fiscal year 2003 and weakened against the U.S. dollar by 2.6% during fiscal year 2002 from the respective prior fiscal year closing rates. The translation of the Company’s results of operations from the Euro to the U.S. dollar has been significantly impacted by the changes in these foreign exchange rates.

The Company periodically enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at March 31, 2003. Gains and losses related to these instruments for fiscal years 2003 and 2002 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Contractual Commitments and Commercial Obligations

The Company leases facilities, vehicles and computer equipment principally under operating leases. Future minimum lease payments under these operating leases as of March 31, 2003 are approximately as follows:

Year Ending March 31,	Amount
2004	$ 426,000
2005	417,000
2006	374,000
2007	349,000
2008	289,000
$1,855,000

The Company has entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product's gross revenues as long as the product is a commercial success. The Company began to ship this product during fiscal year 1998, evidencing its commercial success. The Company has accrued a total of $444,000 related to these development credits which are expected to be repaid over the next 5 years from a percentage of the revenue derived from the sale of these products. There is no obligation to repay any remaining amounts after 2008.

The Company has approximately $53,000 of outstanding principal on certain notes payable due through 2007.

Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with our financial statements and the notes thereto. In addition to the historical information presented, there are forward-looking statements contained in this discussion and in other parts of this report. Such statements involve risks and uncertainties including, but not limited to, competitive, governmental, economic and technological factors that may affect the Company’s operations, products, markets and services. Our actual results could be materially different from those statements anticipated by such forward-looking statements.

Our business will be affected by the three acquisitions completed on April 29, 2003. Our traditional business was multinational, focusing on scientific instrumentation used in medical, veterinary and analytical laboratories and in process monitoring. We wanted to add the capability to serve a growing market of small and medium-sized medical laboratories in the United States and around the world. The acquisitions of GPSI, Landmark and substantially all the assets of EDx (described in Recent Developments and in Note 11 in the accompanying notes to consolidated financial statements) will enable the Company to offer a full range of products and services to this market. Our Company can now provide equipment and reagents in addition to laboratory management and consulting services to create a complete solution for our customers.

To acquire this significant component of our business, we have financed the transactions by using newly-created convertible, non-voting preferred stock, which upon stockholder approval, may be converted into common stock at a 10-for-1 ratio; and by cash which was, in part, provided under the $10.0 million line of credit referred to above.

The Company has hired Audrey Ho as Senior Vice President and Chief Operating Officer, Mark Shooman as Senior Vice President and Chief Financial Officer, Vincent Maietta as Vice President of Manufacturing/Logistics and Caesar Belbel as Vice President and General Counsel to augment the existing senior management team. In her new position, Ms. Ho oversees Sales and Marketing and the Customer and Technical Services functions. Mr. Shooman has the responsibility for the U.S. and international financial and business management and investor relations of the Company. Mr. Maietta is responsible for the Company’s instrument manufacturing and diagnostic assay production facilities. Mr. Belbel is responsible for all of the Company’s and its subsidiaries’ legal and regulatory affairs.

The following discussion of operating results is of our historical business.

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

The following table presents our operating results for the years ended March 31, 2003 and 2002:

	2003	2002
REVENUES	$ 15,869,730	$ 13,323,708
COST OF REVENUES	10,928,958	8,936,257
Gross profit	4,940,772	4,387,451
OPERATING EXPENSES:
Sales and marketing	1,617,934	1,362,133
Research and development	1,073,818	1,292,234
General and administrative	1,861,685	1,415,934
Total operating expenses	4,553,437	4,070,301
Income from operations	387,335	317,150
Interest expense	(30,838)	(16,773)
Interest income	49,259	60,879
Other income (expense), net	(33,220)	48,468
Income before provision for income taxes and minority interest	372,536	409,724
Provision for income taxes	(243,000)	(141,000)
Minority interest	(13,858)	(10,690)
Net income	$ 115,678	$ 258,034

Consolidated revenues for fiscal year 2003 increased from $13,324,000 to $15,870,000 or 19.1% when compared to fiscal year 2002.

Before foreign currency effects, sales at Vital Scientific increased by €733,346 ($728,726) or 6.0% for the year and at Vital Diagnostics the increase was A$948,556 ($536,593) or 23.3%. Sales at Vital Scientific increased from the introduction of new products and improved pricing. The increase at Vital Diagnostics came primarily from the addition of the exclusive distributorship of the bioMerieux haemostasis product line to Vital Diagnostics’ roster of products.

The gross margin as a percentage of revenues declined from 32.9% in fiscal 2002 to 31.1% in fiscal 2003. The decrease is principally due from the 12.5% strengthening of the Euro against the US dollar negatively impacted the prices of those inventory items which were purchased from suppliers whose invoices were denominated in US dollars.

Sales and marketing expenses increased from $1,362,000 to $1,618,000 or 18.8% as compared to fiscal 2002. Before foreign currency effects, sales and marketing expenses increased by €86,000 ($85,000) or 5.6% which is commensurate with the percentage increase in sales. The remaining increase is chiefly the effect of the strengthening of the Euro against the US dollar.

Research and development costs decreased from $1,292,000 in fiscal 2002 to $1,074,000 in fiscal 2003 or 16.9%. The decrease is attributable to a continuing trend to use lower cost providers in the research process.

During fiscal years 2003 and 2002, certain software development costs, totaling $287,000 and $170,000, respectively, were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the cost of Computer Software to be Sold, Leased or Otherwise Marketed." These capitalized costs are amortized over a period not to exceed 5 years, commencing when the product is commercially released. Amortization of these costs is included in cost of revenues and totaled $154,000 and $152,000 for fiscal years 2003 and 2002, respectively.

General and administrative expense increased in the current fiscal year from $1,416,000 to $1,862,000 or 31.5%. Approximately $192,000 of the increase is the effect of the strengthening of the Euro against the US dollar. There was an increase of $70,000 in general and administrative fees for professional fees pertaining to additional work related to the April 29, 2003 acquisitions which did not meet the standards for capitalization and audit related fees. The remainder is commensurate with the increase in the required support functions for the increase in sales.

Interest income decreased by $11,600 from the prior year while interest expense increased by $14,000. This reflects the new debt acquired during the year as well as the reduced cash balances available for investment.

Other income and expense of ($33,200) in fiscal 2003 is principally due to the loss on foreign currency transactions. In fiscal 2002, a loss on foreign currency transactions of $45,000 was offset by $80,000 of income recognized from the termination agreement between AVL Medical Instruments AG and the Company’s subsidiary, Vital Scientific.

The provision for income tax increased from $141,000 in fiscal 2002 to $243,000 in fiscal 2003. The effective rate was 34% in 2002 as compared to 65% in 2003. The rate in fiscal year 2002 reflects the use of a foreign net operating loss carryforward and lower statutory rates. Although the Australian and Dutch tax rates are 30% and 34.5%, respectively, the Company’s provision for income taxes was negatively impacted by the taxation of foreign dividends (received to partly finance the acquisitions) as Subpart F income. It is anticipated in the future that the effective tax rates will return to more historical levels.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has determined that it will continue to account for stock-based compensation to employees under the provisions of APB No. 25 and it will make all disclosures in its financial reports. The amendments to SFAS No. 148 are effective for the Company in the financial statements for fiscal years ended March 31, 2003. The disclosure requirements of SFAS No. 148 have been implemented in Note 1 – Significant Accounting Policies and the interim disclosure requirements will be adopted by the Company in the first quarter of fiscal 2004.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of SFAS No. 149 is not expected to have any impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known of, or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into after July 1, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes". The Company has not yet determined whether the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

Deloitte & Touche Accountants (Rotterdam) was subsequently engaged as the Company's independent auditors effective for the audit of the fiscal year ended March 31, 2002. Deloitte & Touche LLP (Boston) was subsequently engaged as the Company’s independent auditors for the audit of the fiscal year ended March 31, 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required by this item is incorporated herein by reference to the table appearing under the caption "Election of Directors" and the table appearing under the caption "Executive Officers of the Registrant" in the Company's definitive 2003 Proxy Statement for its Special Meeting in lieu of Annual Meeting of Stockholders to be held on September 25, 2003.

Item 10. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in the Company's definitive 2003 Proxy Statement for its Special Meeting in lieu of Annual Meeting of Stockholders to be held on September 25, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the tables appearing under the captions "Principal and Management Stockholders" in the Company's definitive 2003 Proxy Statement for its Special Meeting in lieu of Annual Meeting of Stockholders to be held on September 25, 2003.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions and Relationships" in the Company's definitive 2003 Proxy Statement for its Special Meeting in lieu of Annual Meeting of Stockholders to be held on September 25, 2003.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this Form 10-KSB

1.	Financial Statements. The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-KSB.
2.	Financial Statement Schedule. The Financial Statement Schedule listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-KSB.
3.	Exhibits. The exhibits which are filed with this Report or which are incorporated herein by reference are listed in the Exhibit Index filed as part of this Form 10-KSB.

(b) Reports on Form 8-K

1.	Cash Dividend – April 10, 2003
2.	Press Release announcing the Acquisitions of Group Practice Services, Inc., Landmark Scientific, Inc. and Elan Diagnostics, Inc. – April 29, 2003
3.	Change in Control of the Registrant and Acquisitions of Group Practice Services, Inc., Landmark Scientific, Inc. and the assets of Elan Diagnostics, Inc. on April 29, 2003 – May 12, 2003

Item 14. Controls and Procedures

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
NOVITRON INTERNATIONAL, INC.

Israel M. Stein, M.D.
Israel M. Stein, M.D.
Dated: June 30, 2003	Chairman of the Board
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: June 30, 2003	Israel M. Stein, M.D.
Israel M. Stein, M.D.
Chairman of the Board
Principal Executive Officer

Date: June 30, 2003	Larry D. Horner
Larry D. Horner
Director

Date: June 30, 2003	Randal J. Kirk
Randal J. Kirk
Director

Date: June 30, 2003	Arthur B. Malman
Arthur B. Malman
Director

CERTIFICATION

I, Israel M. Stein, certify that:

I have reviewed this annual report on Form 10-KSB of Novitron International, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Israel M. Stein MD
	Date: June 30, 2003	Israel M. Stein MD
President

Novitron International, Inc. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Novitron International, Inc.:

We have audited the accompanying consolidated balance sheet of Novitron International, Inc. and subsidiaries (the "Company") as of March 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 2003 listed in the Index at Item 13. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such 2003 consolidated financial statements present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such 2003 financial statement schedule, when considered in relation to the basic 2003 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
June 13, 2003

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Novitron International, Inc.:

We have audited the accompanying consolidated balance sheet of Novitron International, Inc. and subsidiaries (the "Company") as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 2002 listed in the Index at Item 13. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Novitron International, Inc. and subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE ACCOUNTANTS
Rotterdam, The Netherlands
July 26, 2002

CONSOLIDATED BALANCE SHEETS MARCH 31, 2003 AND 2002
ASSETS
	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$ 798,918	$1,775,903
Accounts receivable, less allowances for uncollectible accounts of $97,617 and $194,345 in 2003 and 2002, respectively	3,461,075	2,519,274
Inventories, net	4,148,273	2,878,620
Prepaid expenses and other current assets	479,518	401,640
Total current assets	8,887,784	7,575,437

EQUIPMENT, at cost:
Manufacturing and computer equipment	3,074,936	2,062,352
Leasehold improvements	444,003	334,812
Furniture and fixtures	391,985	299,560
Vehicles	88,447	64,258
	3,999,371	2,760,982
Less: Accumulated depreciation and amortization	2,956,147	2,048,825
	1,043,224	712,157

OTHER ASSETS, net	1,266,759	524,668
	$11,197,767	$8,812,262
See notes to the consolidated financial statements. CONSOLIDATED BALANCE SHEETS MARCH 31, 2003 AND 2002 (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
	2003	2002
CURRENT LIABILITIES:
Current portion of long-term debt	$ 29,227	$ 6,689
Accounts payable	3,332,395	2,710,373
Accrued expenses	1,902,842	1,321,619
Customer advances	48,617	17,600
Accrued income taxes	235,049	220,599
Total current liabilities	5,548,130	4,276,880
MINORITY INTEREST	62,294	48,436
LONG-TERM DEBT, net of current portion	23,971	15,233
DEFERRED TAXES	217,383	158,985

COMMITMENTS AND CONTINGENCIES: (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, Authorized: 1,000,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,874,974 and 1,488,010 at March 31, 2003 and 2002, respectively Outstanding: 1,854,486 and 1,474,010 at March 31, 2003 and 2002, respectively	18,750	14,880
Additional paid-in capital	4,937,890	4,914,015
Retained earnings	305,251	259,407
Treasury stock, 20,488 and 14,000 shares at cost March 31, 2003 and 2002, respectively	(55,724)	(41,499)
Accumulated other comprehensive income (loss)	139,822	(834,075)
Total stockholders' equity	5,345,989	4,312,728
	$ 11,197,767	$ 8,812,262
See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
	2003	2002
REVENUES	$ 15,869,730	$ 13,323,708
COST OF REVENUES	10,928,958	8,936,257
Gross profit	4,940,772	4,387,451
OPERATING EXPENSES:
Sales and marketing	1,617,934	1,362,133
Research and development	1,073,818	1,292,234
General and administrative	1,861,685	1,415,934
Total operating expenses	4,553,437	4,070,301
Income from operations	387,335	317,150
Interest expense	(30,838)	(16,773)
Interest income	49,259	60,879
Other income (expense), net	(33,220)	48,468
Income before provision for income taxes and minority interest	372,536	409,724
Provision for income taxes	(243,000)	(141,000)
Minority interest	(13,858)	(10,690)
Net income	$ 115,678	$ 258,034
Basic net income per share	$ 0.06	$ 0.14
Diluted net income per share	$ 0.06	$ 0.14

Weighted Average Shares:
Basic	1,847,288	1,818,250
Diluted	1,912,794	1,892,930
See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income (Loss)
BALANCE at April 1, 2001	1,452,227	$ 14,522	$ 4,866,785	$ (40,326)	$ 58,998	$ (841,241)	$4,058,738
Exercise of stock options	36,692	367	53,471	-	-	-	53,838
Purchase of treasury stock	-	-	-	(1,173)	-	-	(1,173)
Retirement of common stock	(909)	(9)	(6,241)	-	-	-	(6,250)
Dividends paid	-	-	-	-	(57,625)	-	(57,625)
Translation adjustment	-	-	-	-	-	7,166	7,166	$ 7,166
Net income	-	-	-	-	258,034	-	258,034	258,034
Total comprehensive income								$265,200
BALANCE at March 31, 2002	1,488,010	14,880	4,914,015	(41,499)	259,407	(834,075)	4,312,728
Issuance of common stock in connection with the 5-for-4 stock split	371,964	3,720	(3,720)	-	-	-	-
Exercise of stock options	15,000	150	27,595	-	-	-	27,745
Purchase of treasury stock	-	-	-	(14,225)	-	-	(14,225)
Dividends paid	-	-	-	-	(69,834)	-	(69,834)
Translation adjustment	-	-	-	-	-	973,897	973,897	$ 973,897
Net income	-	-	-	-	115,678	-	115,678	115,678
Total comprehensive income								$1,089,575
BALANCE at March 31, 2003	1,874,974	$18,750	$4,937,890	$ (55,724)	$ 305,251	$ 139,822	$5,345,989
See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,678	$258,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	639,645	493,877
Deferred income taxes	17,507	(71,151)
Minority interest	13,858	10,690
Changes in current assets and liabilities
Accounts receivable	(292,425)	(283,381)
Inventories	(510,783)	(129,446)
Prepaid expenses and other current assets	18,676	8,451
Accounts payable	(36,742)	458,190
Accrued expenses	(20,933)	(144,925)
Customer advances	24,349	3,415
Accrued income taxes	(35,210)	35,608

Net cash (used in) provided by operating activities	(66,380)	639,362

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other assets	(160,415)	834
Acquisition costs capitalized	(228,836)	(21,544)
Purchase of equipment	(655,735)	(206,537)
Capitalization of software development costs	(287,375)	(170,254)
Other	63,057	27,826

Net cash used in investing activities	(1,269,304)	(369,675)
Continues

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2003 AND 2002 (Continued)
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	$ 70,350	$ -
Payments on long-term debt	(11,749)	(8,870)
Payment of cash dividend	(69,834)	(57,625)
Exercise of stock options	27,745	53,838
Retirement of common stock	-	(6,250)
Purchase of treasury stock	(14,225)	(1,173)

Net cash provided by (used in) financing activities	2,287	(20,080)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	356,412	(11,999)

NET (DECREASE) IN CASH AND CASH INCREASE EQUIVALENTS	(976,985)	237,608

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,775,903	1,538,295

CASH AND CASH EQUIVALENTS END OF YEAR	$798,918	$1,775,903

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$30,321	$18,505
Income taxes	$278,874	$180,933
Non-cash transactions -
Accrued acquisition costs	$306,572	-
See notes to the consolidated financial statements. Concluded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(1) Operations and Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Split

On August 14, 2002, the Company announced a 5-for-4 stock split in the form of a 25% stock dividend. Share and per share amounts have been restated to reflect the stock split for all periods presented.

Minority Interest

The minority interest as shown in the March 31, 2003 and 2002 financial statements reflects the 7.5% of Vital Diagnostics as owned by an officer of Vital Diagnostics.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid instruments with original maturities of 90 days or less when purchased.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, where necessary, provisions for excess and obsolete inventories are recorded.

(1) Operations and Summary of Significant Accounting Policies (continued)

Inventories consist of the following at March 31, 2003 and 2002:

	2003	2002
Raw materials	$2,497,047	$1,788,217
Work-in-process	578,284	367,168
Finished goods	1,072,942	723,235
	$4,148,273	$2,878,620

Revenue Recognition

The Company's product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company provides a one-year product warranty, and a provision is made at the time the related revenue is recognized for the estimated cost of product warranties. Warranty claims and related warranty expense have not been significant.

Depreciation and Amortization

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of equipment over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

Asset Classification	Useful Lives
Manufacturing and computer equipment	3-7 years
Leasehold improvements	Lesser of useful life or life of lease
Furniture and fixtures	3-7 years
Vehicles	3-5 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No such impairments have been recorded.

Net income Per Share

Basic net income per share is determined by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options based on the treasury stock method. In fiscal years 2003 and 2002, 17,080 and 621 potentially dilutive shares,

(1) Operations and Summary of Significant Accounting Policies (continued)

Net income Per Share (continued)

respectively, were not included in the diluted weighted average shares outstanding, as they were antidilutive.

The calculations of basic and diluted weighted average shares outstanding are as follows:

	2003	2002
Basic weighted average common shares outstanding	1,847,288	1,818,250
Dilutive effect of potential common shares	65,506	74,680
Diluted weighted average shares outstanding	1,912,794	1,892,930

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries are translated to U.S. dollars at year-end exchange rates, and income statement accounts are translated at weighted-average rates in effect during the year. For those subsidiaries whose functional currency is other than the United States dollar, the translation adjustment into U.S. dollars is credited or charged to accumulated other comprehensive income (loss), included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

Gains and losses from foreign currency transactions that are denominated in currencies other than the respective functional currency are included in other income (expense) in the consolidated statements of operations. For fiscal 2003 and 2002, foreign exchange losses were $55,270 and $45,077, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities using rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that based on currently available evidence are not expected to be realized.

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

(1) Operations and Summary of Significant Accounting Policies (continued)

Research and Development Costs

The Company charges research and development costs to operations as incurred.

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

Software Development Costs

The Company has capitalized certain software development costs incurred in connection with the software embedded in an analysis product in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the software development once technological feasibility has been established. Capitalization ends and amortization begins when the product is available for sale to the customer. During the years ended March 31, 2003 and 2002, the Company capitalized approximately $287,000 and $170,000, respectively, under SFAS No. 86, which is included as a component of other assets in the accompanying consolidated balance sheet.

Amortization is recognized on a straight-line basis, generally over 5 years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during fiscal years 2003 and 2002 was approximately $154,000 and $152,000, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations.

Comprehensive Income

Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income for the Company are the cumulative translation adjustments related to the net assets of the foreign operations. These adjustments are accumulated within the consolidated statements of stockholders' equity under the caption accumulated other comprehensive income (loss).

(1) Operations and Summary of Significant Accounting Policies (continued)

Equity-Based Compensation

The Company accounts for equity awards issued to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. No stock-based employee compensation is reflected in net income, all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant (110% of the market value if the options were granted to a more than 10% stockholder).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the years ended March 31, 2003 and 2002:

	2003	2002
Net income, as reported	$115,678	$258,034
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33,626)	(104,722)
Pro-forma net income	$82,052	$153,312

Reported basic net income per share	$0.06	$0.14
Pro forma basic net income per share	$0.04	$0.08

Reported diluted net income per share	$0.06	$0.14
Pro forma diluted net income per share	$0.04	$0.08

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 2003 and 2002 are as follows:
	2003	2002
Risk-free interest rate	3.25%	3.50% - 4.63%
Expected dividend yield	0.25%	0.28%
Expected lives	6.00 years	5.95 years
Expected volatility	63.01%	77.34%
Weighted average grant date fair value per share of options granted during the period	$4.99	$4.23

(1) Operations and Summary of Significant Accounting Policies (continued)

Derivative Instruments

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these hedge contracts related to anticipated transactions are deferred as a component of other comprehensive income. Any deferred gains and losses are recognized in income in the period in which the underlying anticipated transaction occurs.

The Company enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at March 31, 2003 and 2002.

Gains and losses related to these instruments for fiscal years 2003 and 2002 were not significant.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has determined that it will continue to account for stock-based compensation to employees under the provisions of APB No. 25 and it will make all disclosures in its financial reports. The amendments to SFAS No. 148 are effective for the Company in the financial statements for the fiscal year ended March 31, 2003. The disclosure requirements of SFAS No. 148 have been implemented above in Note 1 and the interim disclosure requirements will be adopted by the Company in the first quarter of fiscal 2004.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or

(1) Operations and Summary of Significant Accounting Policies (continued)

modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financial instruments, the adoption of SFAS No. 149 is not expected to have any impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known of, or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into after July 1, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes". The Company has not yet determined whether the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

(2) Long-Term Debt

The Company's debt obligations are as follows at March 31, 2003 and 2002:

	2003	2002
Notes payable, bearing interest at 6.5%-8.6%, with maturities between May 2003 and April 2007 and secured by related equipment	$53,198	$21,922
Less: current portion	(29,227)	(6,689)
	$ 23,971	$ 15,233

In April 1998, the Company entered into a line of credit agreement with a financial institution, which provides for €1,815,000 (approximately $1,976,000) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At March 31, 2003, the base rate as reported by the Netherlands Central Bank was 3.5%, therefore the rate on borrowings would be 5.0%. Trade receivables and inventories of Vital Scientific are provided as collateral for this facility. The line of credit requires the Company to comply with certain financial covenants, which are not considered restrictive to the Company's operations. As of March 31, 2003, no amounts were outstanding under the agreement.

On March 31, 2003, the Company entered into $10.0 million line revolving credit facility to finance the acquisitions discussed in Note 11. The credit facility bears

(2) Long-Term Debt (continued)

interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate. No principal was outstanding at March 31, 2003. The credit facility has an original term of three years and automatically renews from year to year if neither party terminates the credit facility. The borrowings under the credit facility are secured by trade receivables and inventories. The credit facility requires the Company to comply with certain financial covenants, the most restrictive being a debt service ratio. Additionally, the credit facility restricts the Company’s ability to pay dividends.

(3) Commitments and Contingencies

The Company leases facilities, vehicles and computer equipment principally under operating leases. Future minimum lease payments under these operating leases as of March 31, 2003 are approximately as follows:

Year Ending March 31,	Amount
2004	$ 426,000
2005	417,000
2006	374,000
2007	349,000
2008	289,000
$1,855,000

Rent expense of approximately $359,000 and $315,000 was incurred during fiscal 2003 and 2002, respectively.

(4) Stock Option Plans

The Company established a 1991 Stock Option Plan ("the Plan") and a 1991 Directors' Stock Option Plan ("the Directors' Plan") under which an aggregate of 150,000 shares and 75,000 shares of common stock were reserved, respectively, for the purpose of granting incentive and nonstatutory stock options. In September 2002, the stockholders approved the establishment of the 2002 Incentive and Stock Option Plan ("2002 Plan") under which an aggregate of 250,000 shares of common stock were reserved. All options are granted at not less than the fair market value of the stock on the date of grant.

Under the terms of the Plan and the Directors' Plan, options are exercisable over various periods not exceeding four years; the options under the Plan expire no later than seven years after the date of grant whereas the options granted under the Directors' Plan expire no later than ten years after the date of grant.

Under the terms of the 2002 Plan, options are exercisable at various periods and expire as set forth in the grant document. In the case where an incentive stock option is granted, the maximum expiration date is not later than 10 years from the date of grant unless made to a more

(4) Stock Option Plans (continued)

than 10% stockholder; those incentive stock options expire no later than 5 years from the date of grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Price
Outstanding at April 1, 2001	115,965	$ 0.82
Options granted	70,625	3.38
Options exercised	(45,865)	1.18
Outstanding at March 31, 2002	140,725	2.09
Options granted	30,000	4.99
Options exercised	(15,000)	1.85
Outstanding at March 31, 2003	155,725	$2.66

Exercisable at March 31, 2003	139,788	$2.40
Exercisable at March 31, 2002	133,225	$2.06

The range of exercise prices for options outstanding and options exercisable at March 31, 2003 is as follows:
	Outstanding			Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.50 - $0.55	51,975	1.56 years	$ 0.54	51,975	$0.54
$1.55	2,500	1.68 years	1.55	2,500	1.55
$2.18	6,875	0.47 years	2.18	6,875	2.18
$3.09 - $3.40	62,500	4.22 years	3.34	62,500	3.34
$4.99	30,000	5.50 years	4.99	15,000	4.99
$5.28	1,875	2.67 years	5.28	938	5.28
	155,725	3.13 years	$ 2.66	139,788	$2.40
(5) Income Taxes The provision for income taxes shown in the accompanying consolidated statements of operations consists of the following for the fiscal years ended March 31, 2003 and 2002:
	2003	2002
Current:
Domestic	$ -	$ -
Foreign	199,000	212,000
Total Current	199,000	212,000

Deferred:
Domestic	(84,000)	(8,000)
Foreign	47,000	(58,000)
Change in valuation allowance	81,000	(5,000)
Total Deferred	44,000	(71,000)
	$ 243,000	$ 141,000

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following for the fiscal years ended March 31, 2003 and 2002:

	2003	2002
Provision for taxes at statutory rate	$130,000	$143,000
Utilization of foreign net operating loss carryforward	(55,000)	(15,000)
Utilization of domestic operating loss carryforward	(41,000)	10,000
Foreign operating loss not benefited	56,000	1,000
Taxes resulting from higher incremental foreign rate	11,000	-
Tax benefit resulting from lower statutory foreign rate	(3,000)	(29,000)
Taxes resulting from taxable dividend	119,000	-
Tax benefit resulting from dividend not taxed	(32,000)	-
Taxes resulting from nondeductible amortization	21,000	4,000
Other	37,000	27,000
	$243,000	$141,000

(5) Income Taxes (continued) The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 2003 and 2002 is as follows:
	2003	2002
Net operating loss carryforwards	$ 2,942,439	$ 2,675,407
General business tax credit carryforwards	9,299	9,299
Other, net	65,803	12,421
	3,017,541	2,697,127
Less: valuation allowance	2,996,299	2,690,615
	$ 21,242	$ 6,512

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

The tax effect on the components of the deferred tax liability at March 31, 2003 and 2002 is as follows:

	2003	2002
Capitalized software development costs	$175,047	$ 83,816
Depreciation	26,865	42,719
Bad debt reserve	24,696	27,737
Temporary differences	(9,225)	4,713
	$217,383	$158,985

The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $4,635,000 and $1,443,000, respectively; these carryforwards will expire from 2004 to 2023. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $9,300. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 2010 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service. The Company has approximately $4,824,000 in U.S. alternative minimum tax net operating loss carryforwards that expire between 2008 and 2023.

The Company has foreign net operating loss carryforwards of approximately $3,430,000 of which $398,000 are not subject to expiration and $3,032,000 that expire between 2004 and 2013.

(6) Pension Plan

The Company's subsidiary, Vital Scientific, participates in a defined-contribution employee pension plan. Contributions and expenses incurred by the Company amounted to approximately $118,000 and $122,000 during fiscal 2003 and 2002, respectively.

(7) Significant Customers

During fiscal year 2003, the Company had sales of scientific and process monitoring equipment to one significant customer amounting to approximately 13% of consolidated revenues. Approximately 10% of accounts receivable at March 31, 2003 were receivable from this customer.

During fiscal year 2002, the Company had sales of scientific and process monitoring equipment to two significant customers, each customer amounting to approximately 11% of consolidated revenues.

(8) Accrued Expenses

Accrued expenses consist of the following:

	2003	2002
Payroll and payroll-related expenses	$ 739,888	$ 443,421
Development credits	444,450	538,699
Accrued acquisition costs	306,572	-
Other	289,417	234,545
Warranty reserves	122,515	104,954
	$1,902,842	$1,321,619
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

(9) Other Assets

Other assets consist of the following:

	2003	2002
Capitalized software development costs, net of accumulated amortization of $853,394 and $550,000 at March 31, 2003 and 2002, respectively	$550,294	$326,942
Deferred acquisition costs	535,408	-
Deposits and other	181,057	197,726
	$1,266,759	$524,668
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the revenues, operating costs, net income and total assets. Revenues are attributed to the segment from which derived. Intersegment sales and transfers are not significant. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

(10) Segment Information (continued)

Segment information for the years ended March 31, 2003 and 2002 is as follows:

	Scientific Instruments	Sales Distribution	Process Monitoring	All Other	Consolidated
Revenues
March 31, 2003	$ 13,013,980	$2,835,306	$20,444	$ -	$15,869,730
March 31, 2002	10,890,554	2,087,329	345,825	-	13,323,708
Operating Costs
March 31, 2003	12,468,935	2,580,118	129,077	304,265	15,482,395
March 31, 2002	10,680,329	1,910,812	218,212	197,205	13,006,558
Net Income (Loss)
March 31, 2003	244,396	170,920	(159,551)	(140,087)	115,678
March 31, 2002	147,178	131,842	56,946	(77,932)	258,034
Capitalized Expenditures
March 31, 2003	500,044	110,066	-	45,625	655,735
March 31, 2002	177,105	25,455	700	3,277	206,537
Total Assets
March 31, 2003	9,085,932	1,318,481	77,120	716,234	11,197,767
March 31, 2002	7,577,411	882,242	76,178	276,431	8,812,262

Geographic information for the years ended March 31, 2003, and 2002 is as follows:
	Europe	Asia	Oceania	Latin America	All Other	Consolidated
Revenues
March 31, 2003	$4,517,817	$4,150,685	$2,826,537	$2,232,844	$2,141,847	$15,869,730
March 31, 2002	5,378,038	2,417,631	2,752,503	1,531,842	1,243,694	13,323,708
Equipment, net
March 31, 2003	788,859	-	209,840	-	44,525	1,043,224
March 31, 2002	570,058	-	136,002	-	6,097	712,157

(11) Subsequent Events

On April 29, 2003, the Company, through its wholly owned subsidiaries Clinical Data Inc. ("Clinical Data") and Spectran Holdings, Inc., merged with Group Practice Services, Inc. ("GPSI") and Landmark Scientific, Inc. ("Landmark"), respectively, and purchased substantially all of the assets of Elan Diagnostics, Inc. ("EDx"). The Company issued 222,250 and 25,000 shares of a newly created non-voting convertible preferred stock for all of the stock of GPSI and Landmark, respectively. Upon the approval of the Company’s stockholders and SEC registration or the occurrence of certain other events as described in the terms of the convertible preferred stock, the former GPSI and Landmark stockholders will receive 2,222,500 and 250,000 shares of the Company’s common stock, respectively, from the conversion of the preferred stock.

(11) Subsequent Events (continued)

The Company paid $7,500,000 and assumed certain liabilities for substantially all of the assets of EDx. To finance the purchase, the Company entered into a $10.0 million revolving line of credit from a bank. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate. Trade receivables and inventory of Clinical Data (including those of the former GPSI) are provided as collateral for this facility.

Randal J. Kirk, a member of the Company’s board of directors and a holder of approximately 37% of the Company’s common stock before the acquisitions, was the principal stockholder of GPSI and Landmark. The value of the GPSI transaction is $10,768,000 based on the average of the Company’s closing stock price two days before the April 29, 2003 closing and the value of the Landmark acquisition is $1,042,000 based on the average of the Company’s closing stock price two days before August 21, 2002, the date the deal was announced.

In connection with the above acquisitions, the Company has capitalized approximately $535,000 in professional fees and other transaction costs at March 31, 2003.

The Company’s traditional business was multinational, focusing on scientific instrumentation used in medical, veterinary and analytical laboratories and in process monitoring. Management wanted to add the capability to serve a growing market of small and medium-sized medical laboratories in the United States and around the world. The acquisitions of GPSI, Landmark and substantially all the assets of EDx will enable the Company to offer a full range of products and services to this market. The Company can now provide equipment and reagents in addition to laboratory management and consulting services to create a comprehensive solution for customers.

The Company will account for each transaction in accordance with SFAS No. 141 and will include the results of operations, for each of the aforementioned acquisitions, in the Company’s consolidated statements of operations for periods after April 29, 2003. The Company is in the process of preparing the allocation of the purchase prices and expects to complete the preliminary purchase price allocation during the quarter ended September 30, 2003.

(12) Related Parties

The Company had sales to Landmark in the amount of $128,000 and $51,000 for fiscal years 2003 and 2002, respectively.

The law firm of Malman and Goldman, LLP, of which Arthur B. Malman, a director of the Company, is a partner, provided legal services to the Company during fiscal years 2003 and 2002. The fees invoiced by Malman and Goldman, LLP amounted to approximately $55,000 and $22,000, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2003 AND 2002

Item	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Uncollectible Accounts

2003	$ 194,345	$ 22,467	$ 119,195	$ 97,617

2002	$ 203,845	$ -	$ 9,500	$ 194,345

EXHIBIT INDEX

Exhibit

Number Description

2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2003, among Novitron, Landmark and Spectran.
2.2(1)	Agreement and Plan of Merger, dated as of April 29, 2003, among Novitron, GPSI and Clinical Data.
2.3(1)	Asset Purchase Agreement, dated as of December 9, 2002, among Parent, EDx, Clinical Data and Novitron (previously filed as Exhibit 2.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2002, and incorporated herein by reference).
2.4(1)	Amendment No. 1 to Original Asset Purchase Agreement, dated as of February 10, 2003, among Parent, EDx, Clinical Data and Novitron.
2.5(1)	Amendment No. 2 to Original Asset Purchase Agreement, dated as of March 18, 2003, among Parent, EDx, Clinical Data and Novitron.
2.6(1)	Amendment No. 3 to Original Asset Purchase Agreement, dated as of March 31, 2003, among Parent, EDx, Clinical Data and Novitron.
2.7(1)	Amendment No. 4 to Original Asset Purchase Agreement, dated as of April 29, 2003, among Parent, EDx, Clinical Data and Novitron.
3.1(2)	Certificate of Incorporation
3.2(1)	Amended and Restated By-laws of the Company
3.3(5)	Form 10-C dated June 16, 1994 - Change in Name of Issuer effective April 12, 1994.
4.1(1)	Certificate of Designation of Series A Nonvoting Convertible Preferred Stock of Novitron.
10.1(1)	Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and Clinical Data, BCC and GSPIA, as Borrowers.
10.2(1)	Amendment No. 1 to the Loan Agreement, dated April 29, 2003, among LaSalle, Clinical Data, BCC and GSPIA.
10.25(3)	1991 Directors' Option Plan and forms of option agreement.
10.26(4)	Employment Agreement - Israel M. Stein
16.1(6)	Change in independent accountants
22.1(7)	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP - Boston, Massachusetts
23.2	Consent of Deloitte & Touche Accountants - Rotterdam, The Netherlands
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Incorporated herein by reference to exhibits to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2003.
(2) Incorporated herein by reference to exhibits to the Company's Registration Statement on Form S-1 (File No. 2-82494).
(3) Incorporated herein by reference to exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on March 5, 1992.
(4) Incorporated herein by reference to exhibits to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on February 13, 2002
(5) Incorporated herein by reference to the Company’s Form 10-C filed with the SEC on June 16, 1994.
(6) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2002.
(7) Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB filed with the SEC on June 25, 2001

EXHIBIT 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-25938, 33-25939, 33-46233 and 33-46234 on Form S-8 of Novitron International, Inc. of our report dated June 13, 2003, appearing in this Annual Report on Form 10-KSB of Novitron International, Inc. for the year ended March 31, 2003.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
June 30, 2003

EXHIBIT 23.2

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-25938, 33-25939, 33-46233 and 33-46234 on Form S-8 of Novitron International, Inc. of our report dated July 26, 2002, appearing in this Annual Report on Form 10-KSB of Novitron International, Inc. for the year ended March 31, 2003.

/s/ Deloitte & Touche Accountants
Rotterdam, The Netherlands
June 30, 2003