Form 10KSB/A
period 2003-03-31
NOVITRON INTERNATIONAL INC
filed 2003-07-29
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 1 TO FORM 10-KSB)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number: 0-12716

Novitron International, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	0-12716	04-2573920
(State or other jurisdictionof incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

One Gateway Center, Suite 411, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code)	(617) 527-9933

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for the most recent fiscal year: $15,869,730

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $6,919,256 based on the average price of the Common Stock as reported by NASDAQ on July 11, 2003.

As of July 11, 2003, there were 1,880,036 shares of the Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc.

AMENDMENT NO. 1 ON FORM 10-KSB/A TO

ANNUAL REPORT ON FORM 10-KSB

For the Year Ended March 31, 2003

Explanatory Note

This Amendment to Novitron International, Inc.’s Annual Report on Form 10-KSB ("Novitron 10-KSB") for the fiscal year ended March 31, 2003, as filed by Novitron International, Inc. on July 29, 2003, is being filed for the purpose of including the information required by Part III of Form 10-KSB (with the exception of Item 13 ("Exhibits, List, and Reports on Form 8-K"),  Item 14 ("Controls and Procedures") and the disclosure required by Item 201(d) of Regulation S-B, each of which was included in Novitron’s 10-KSB), which information is required to be filed with the Securities and Exchange Commission within 120 days after the end of Novitron’s fiscal year.

PART III

Item 9. Directors and Executive Officers of the Company

The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of July 29, 2003, are as follows (1) :

Name	Age	Position Held
Israel M. Stein, M.D.	60	Chairman of the Board, Chief Executive Officer, President and Treasurer
Randal J. Kirk	49	Director
Arthur B. Malman	61	Director
Larry D. Horner	69	Director
Audrey P. Ho	36	Senior Vice President and Chief Operating Officer
Mark D. Shooman	56	Senior Vice President and Chief Financial Officer
Vincent J. Maietta	53	Vice President of Manufacturing and Logistics
Caesar J. Belbel	43	Vice President, General Counsel and Secretary

(1) The directors of the Company serve in such capacity until the next annual meeting of stockholders or until their successors have been duly elected and qualified. The officers serve at the discretion of the Company’s Board of Directors. There are no family relationships among the Company’s officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Israel M. Stein, M.D. (age 60) has been the Company’s Chief Executive Officer, President and Treasurer since 1972. Dr. Stein also has served as Chairman of the Board of the Company since 1972. Dr. Stein received his B.A. from Brooklyn College of the City University of New York and an M.D. from the Albert Einstein College of Medicine of Yeshiva University.

Randal J. Kirk (age 49) has been a Director of the Company since 2002, and has served as the Senior Managing Director of Third Security, LLC, since 1999. Additionally, Mr. Kirk currently serves in a number of capacities, including the following: Chairman, President and CEO of New River Pharmaceuticals Inc., since 1996; Chairman of Biological & Popular Culture LLC and its predecessor since 1999; and Chairman, President and CEO of Third Security Management Corporation, since 2001. Mr. Kirk served as Chairman of Landmark Scientific, Inc., from 1996 and as Chairman of Group Practice Services Incorporated and its predecessors from 1998 until their respective mergers with the Company on April 29, 2003. He has also served as a Director of the Radford University Foundation, Inc., since 1998 and was recently appointed to the Board of Visitors of Radford University. Mr. Kirk co-founded General Injectables & Vaccines, Inc., in 1983 and served as Chairman of the Board prior to the 1998 sale of the company. Mr. Kirk also served as a Director of Scios, Inc. (prior to its purchase by Johnson & Johnson, NASDAQ: SCIO), between 2000 and 2002. Mr. Kirk received a B.A. in Economics from Radford University and a J.D. from the University of Virginia.

Arthur B. Malman (age 61) has been a Director of the Company since 1975. Mr. Malman is a partner of the law firm of Malman & Goldman, LLP and a principal of the Urban Group, a real-estate investment company. Mr. Malman received a B.A. from Princeton University and a J.D. from the Yale University School of Law, and attended Columbia University School of Business Administration.

Larry D. Horner (age 69) has been a Director of the Company since 2002. Mr. Horner retired in June 2001 as Chairman of Pacific USA Holdings Corporation, a position he had held since August 1994. Before that, he served as Chairman and Chief Executive Officer of the accounting firm KPMG Peat Marwick. He is a director of the following public companies: Atlantis Plastics, Inc., Technical Olympics USA, Inc., UTStarcom, Inc. and ConocoPhillips. Mr. Horner is also a director of New River Pharmaceuticals, Inc., Howe & Rusling, Inc, and Third Security LLC.

Audrey P. Ho (age 36) has served as Senior Vice President and Chief Operating Officer of the Company since April 29, 2003. Prior to joining the Company, Ms. Ho served between 1999 and April 29, 2003, as President and a member of the Board of Directors of Landmark Scientific, Inc., a manufacturer and supplier of clinical laboratory equipment and supplies, and as President and a member of the Board of Directors of Group Practice Services Incorporated, a physician’s office laboratory management and consulting services company. Previously, from 1996to 1999, Ms. Ho served as President of Biological & Popular (Bermuda) Ltd., a medical services company. Ms. Ho received a Bachelor of Business Administration degree from the National University of Singapore, and a Master of Health Science degree from Johns Hopkins University.

Mark D. Shooman (age 56) has served as Senior Vice President and Chief Financial Officer of the Company since May 27, 2003. Prior to joining the Company, Mr. Shooman served between 2001 and 2003 as Chief Financial Officer of OuterLink Corporation, a telecommunications company. Previously, from 2000 to 2001, Mr. Shooman served as CFO of Celerix, Inc., a business-to-business Internet e-commerce company, and from 1992 to 2000 as Vice President and Chief Financial Officer of ADE Corporation, a publicly-held semiconductor equipment manufacturer. Mr. Shooman is a Certified Public Accountant and holds a Bachelor of Science degree in Electrical Engineering from Rensselear Polytechnic Institute and a Master of Business Administration degree from The Ohio State University.

Vincent J. Maietta (age 53) has served as Vice President of Manufacturing and Logistics of the Company since May 12, 2003. Prior to joining the Company, Mr. Maietta served from 2001 to 2003 as a consultant for Beacon Consulting, a Massachusetts-based process manufacturing consultancy. Previously, from 1999 to 2001, Mr. Maietta served as Technology Consulting Program Manager for i2 Technlogies, Inc., a publicly-held supply chain solutions company, and from 1985 to 1999, as Program Manager for Sales Automation for Digital Equipment Corporation and its successor Compaq Computer Corp., publicly-held computer hardware manufacturers. Mr. Maietta holds a Bachelor of Science degree in Industrial Engineering from Rensselear Polytechnic Institute and a Master of Science degree from the Sloan School of Management at the Massachusetts Institute of Technology.

Caesar J. Belbel (age 43) has served as Vice President and General Counsel of the Company since May 7, 2003, and was elected Secretary of the Company on June 25, 2003. Prior to joining the Company, Mr. Belbel served from 2000 to 2002 as Senior Vice President, General Counsel and Secretary of Xpedior Incorporated, a publicly-held Internet consulting services and e-commerce software development company that filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in April 2001. Previously, from 1997 to 2000, Mr. Belbel served as General Counsel of Programart Corporation, a developer of application performance management software. Mr. Belbel holds a Bachelor of Arts degree from Columbia University, and a Juris Doctor degree from Boston College Law School.

Section 16(a) Beneficial Ownership Report Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership of voting securities of the Company, and to furnish copies of such reports to the Company. Based solely on a review of copies of such reports furnished to the Company or written representations from certain persons that no reports were required for those persons, the Company believes that all Section 16(a) filing requirements were complied with during the fiscal year ended March 31, 2003.

Item 10. Executive Compensation

The following table and accompanying notes sets forth certain information concerning the compensation earned by the Company’s Chief Executive Officer and other persons who were serving as executive officers at the end of the last completed fiscal year and whose salary and bonuses were in excess of $100,000. No other compensation not covered in the following table and accompanying notes was paid or distributed by the Company to such persons during the period covered. Non-employee Directors are paid a fee of $1,250 per meeting of the Board of Directors attended. Meetings of the Audit and Compensation Committees are generally held in conjunction with Board of Directors meetings and are not separately compensated. Directors who are employees of the Company receive no additional compensation for service on the Board of Directors. The Company reimburses Directors for all out-of-pocket expenses incurred in attending each Board and Committee meeting.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year (1)	Salary ($)(2)	Bonus ($)	Other Annual Compensation ($)(4)	Securities Underlying Options (#) (5)(6)	All other Compensation ($)
Israel M. Stein, M.D. Chief Executive Officer, President and Treasurer	2003 2002 2001	185,000 185,000 185,000	60,000 20,000 35,000	0 0 0	0 50,000 0	0 0 0
Adrian Tennyenhuis (3) Managing Director of Vital Diagnostics Pty. Ltd.	2003 2002 2001	102,570 84,146 71,065	20,273 16,900 22,986	34,752 20,643 12,446	0 3,125 0	0 0 0
Emile Hugen (3) Managing Director Vital Scientific NV	2003 2002 2001	100,422 78,493 76,150	17,962 9,906 9,994	28,106 11,862 8,521	0 3,125 3,125	0 0 0
(1)	The Company's fiscal year ends on March 31.
(2)

Salaries paid in foreign currency are translated into U.S. dollars at the spot rate on the last day of the fiscal year. At March 31, 2003 the spot rate was 0.919 Euros and 1.658 Australian dollars to the U.S. dollar, respectively.

(3)	As of April 29,2003, Messrs. Tennyenhuis and Hugen continued as executive officers of the Company's respective subsidiaries but not as executive officers of the Company.
(4)

The executive officers named in the Summary Compensation Table did not receive personal benefits or perquisites in excess of the lesser of $50,000 or 10% of the combined salary and bonus reported with respect to each of fiscal years 2003, 2002, and 2001, unless otherwise shown. The amounts in Other Annual Compensation are contributions to a deferred compensation plan in the respective countries.

(5)	The number of securities underlying options has been retroactively restated to reflect a 10% stock dividend on March 27, 1998 and a 5 for 4 stock split on September 10, 2002.
(6)

The aggregate number of options issued pursuant to the Company's 1991 Stock Option Plan and representing the right to purchase shares of the Company's Common Stock at a fixed price per share (fair market value on the date of the grant). There were no issuances of stock options to these officers during the Company's last fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Name	Number of Shares Acquired On Exercise	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (3) Exercisable Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (2) Exercisable Unexercisable
Israel M. Stein, M.D.	0	0	89,375	0	147,969	0
Adrian Tennyenhuis	0	0	3,225	0	2,555	0
Emile Hugen	3,125	10,625	3,125	0	2,225	0
(1)	Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired without deducting taxes or commissions paid by employee.
(2)	Value of unexercised options equals fair market value of the shares underlying in-the-money options at March 31, 2003 ($3.80 per share), less exercise price, times the number of options outstanding.

The Company maintains no long-term incentive plans for executive officers other than the Company's 1991 and 2002 Stock Option Plans. The Company maintains no defined benefit or actuarial plans for executive officers.

Employment Agreement

In October 2001, Dr. Stein entered into an employment agreement with the Company. The agreement provides that Dr. Stein will serve as Chairman of the Board, President and Chief Executive Office of the Company for a four (4) year term commencing on October 29, 2001 and expiring on October 28, 2005. The agreement will be automatically renewed for successive one-year periods thereafter unless either the Company or Dr. Stein provide written notice of nonrenewal at least six (6) months in advance of the expiration of the then current term of the agreement. Under the agreement, Dr. Stein is paid an annual base salary of $180,000 per year, which base salary is subject to the annual review of the Board of Directors. Dr. Stein is also eligible to earn an annual bonus equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization, or such higher amount as the Board of Directors may determine.

Dr. Stein’s employment agreement also provides that, in the event Dr. Stein’s employment is terminated by the Company without cause (as such term is defined in the agreement), Dr. Stein shall be entitled to receive (a) his base salary as then in effect for the balance of the then current term of the agreement; (b) his annual bonus for the year in which such termination of his employment was effected; and (c) an extension of the period for the exercise of stock options granted to Dr. Stein for the longer of five years following such termination of employment or any longer period provided under the applicable plan pursuant to which such stock options were granted. Under certain circumstances leading to the termination of his employment by the Company or his resignation occurring either ninety (90) days prior or twenty four (24) months following a change of control of the Company, Dr. Stein shall be entitled to (i) receive four times the average annual base salary and bonus paid to Dr. Stein during each of the three years prior to the time of termination or resignation; (ii) continuation for forty-eight (48) months of all medical, disability and insurance benefits available to Dr. Stein at the time of termination or resignation, or such shorter period as may be then provided company policies or applicable law; (iii) acceleration of vesting of all unvested stock options; and (iv) extension of the period for the exercise of stock options granted to Dr. Stein for the longer of five years following such termination or resignation, or any longer period provided under the applicable plan pursuant to which such stock options were granted

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of each class of equity securities of the Company owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission, directly or indirectly, by (1) any person (including any "group" as that term defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of voting securities of the Company, (2) each Director or nominee, (3) the "named executive officers" of the Company (as defined in Item 402(a)(2) of SEC Regulation S-B), and (4) by all Directors and executive officers of the Company and its subsidiaries, as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table of any shares of stock if he or she has or shares voting power or investment power with respect to any such shares or has the right to acquire beneficial ownership at any time within sixty days after July 29, 2003. As used herein "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each individual named has sole voting and investment power with respect to the shares of common stock listed as being beneficially owned by such individual.

Name and Address of Beneficial Owner (1)	Shares of Common Stock and Nature of Beneficial Ownership	Percent of Common Stock	Shares of Series A Nonvoting Convertible Preferred Stock and Nature of Ownership(2)	Percent of Preferred Stock
Israel M. Stein, MD	655,528(3)	32.9%	-	-
Randal J. Kirk	735,977(4)	36.1%	202,665(10)	81.9%
Emile Hugen	27,292(5)	1.4%	-	-
Arthur B. Malman	22,989(6)	1.2%	-	-
Adrian Tennyenhuis	16,979(7)	*	-	-
Larry D. Horner	9,625(8)	*	-	-
Caesar J. Belbel	0	*	-	-
Audrey P. Ho	0	*	18,228	*
Vincent J. Maietta	0	*	-	-
Mark D. Shooman	0	*	-	-
All Directors and Executive Officers as a group (10 persons)	1,468,267(9)	73.6%	220,893	82.1%

* Indicates less than 1% ownership.

(1)	The address of each of the named directors and officers is: c/o Novitron International, Inc., One Gateway Center, Suite 411, Newton, Massachusetts 02458.
(2)	If the proposal to approve the convertibility of outstanding shares of the Company’s Series A non-voting convertible preferred stock into shares of the Company’s common stock is approved by stockholders at the Special Meeting in Lieu of Annual Meeting of Stockholders to be held on September 25, 2003, each outstanding share of Series A non-voting convertible preferred stock may be converted into ten shares of common stock.
(3)

Includes 45,418 shares held in joint tenancy with Dr. Stein's wife as to which Dr. Stein disclaims beneficial ownership. Also includes 89,375 shares issuable upon the exercise of stock options exercisable within 60 days of July 29, 2003.

(4)

Includes 56,250 shares owned by Kirkfield, LLC, 99,033 shares owned by RJK, LLC,  9,211 shares owned by Zhong Mei, LLC, and 138,342 shares owned by New River Management  II, LP. Mr. Kirk is deemed to have beneficial ownership of all shares owned by Kirkfield, LLC, RJK, LLC and Zhong Mei, LLC and New River Management II, LP.

(5)	Includes 3,125 shares issuable upon the exercise of stock options exercisable within 60 days after July 29, 2003.
(6)	Includes 10,625 shares issuable upon the exercise of stock options exercisable within 60 days after July 29, 2003.
(7)	Includes 3,225 shares issuable upon the exercise of stock options exercisable within 60 days after July 29, 2003.
(8)	Includes 7,500 shares issuable upon the exercise of stock options exercisable within 60 days after July 29, 2003.
(9)	See footnotes (2), (4), (5) (6) and (7).
(10)

Includes 37,716 shares owned by Kirkfield, LLC, 48,085 shares owned by RJK, LLC, 2,388 shares owned by Zhong Mei, LLC, 41,682 shares owned by New River Management II, LP, and 11,289 shares owned by Third Security Staff 2001 LLC. Mr. Kirk is deemed to be the beneficial owner of all shares owned by Kirkfield, LLC, RJK, LLC, Zhong Mei, LLC, New River Management II, LP, and Third Security Staff 2001 LLC.

Item 12. Certain Relationships and Related Transactions

In fiscal year 2000, Landmark Scientific, Inc., of which Randal J. Kirk, a director of the Company, was the majority shareholder prior to April 29, 2003, entered into an exclusive distribution arrangement with Vital Scientific NV, the Dutch subsidiary of the Company, for the sale and marketing of certain products of the Company in the eastern half of the United States. The terms of these distribution arrangements are substantially similar to other distribution arrangements entered into by the Company from time to time with unrelated parties. For the fiscal year ended March 31, 2003, sales to Landmark Scientific amounted to approximately $128,000.

The law firm of Malman and Goldman, LLP, of which Arthur B. Malman, a director of the Company, is a partner, provided legal services to the Company during fiscal year 2003. The fees invoiced by Malman and Goldman, LLP amounted to approximately $55,000.

In addition to the foregoing, please see the Company’s disclosure under the caption "Recent Developments" in the Novitron 10K-SB, which sets forth information concerning Mr. Kirk’s interests in Landmark Scientific, Inc., and Group Practice Services Incorporated, which were acquired by merger by the Company on April 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVITRON INTERNATIONAL, INC.

/s/Israel M. Stein, M.D.
Date: July 29, 2003	Israel M. Stein, M.D. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: July 29, 2003	/s/Israel M. Stein, M.D.
Israel M. Stein, M.D.
Chairman of the Board
Principal Executive Officer

Date: July 29, 2003	/s/Mark D. Shooman
Mark D. Shooman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2003	/s/Larry D. Horner
Larry D. Horner
Director

Date: July 29, 2003	/s/Randal J. Kirk
Randal J. Kirk
Director

Date: July 29, 2003	/s/Arthur B. Malman
Arthur B. Malman
Director

Exhibit Index

Number Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATIONS

I, Israel M. Stein, certify that:

1.	I have reviewed this amendment to the Annual Report on Form 10-KSB of Novitron International, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6..	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ Israel M. Stein MD
Date: July 29, 2003	Israel M. Stein MD President

I, Mark D. Shooman, certify that:

1.	I have reviewed this amendment to the Annual Report on Form 10-KSB of Novitron International, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6..	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ Mark D. Shooman
Date: July 29, 2003	Mark D. Shooman Chief Financial Officer