Form 10QSB
period 2003-06-30
NOVITRON INTERNATIONAL INC
filed 2003-08-14
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended	Commission File Number
June 30, 2003	0-12716

Novitron International, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State of incorporation)	(IRS Employer ID Number)
One Gateway Center, Suite 411, Newton, Massachusetts	02458
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of August 5, 2003 is 1,882,474

Transitional Small Business Disclosure Format: Yes ___ No X

Novitron International, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION
Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at June 30, 2003 and March 31, 2003	3
	Statements of operations for the three months ended June 30, 2003 and 2002	5
	Statements of cash flows for the three months ended June 30, 2003 and 2002	6
	Notes to unaudited condensed consolidated financial statements	7-13
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3:	Controls and Procedures	17
Part II: OTHER INFORMATION		17
Item 1:	Legal Proceedings	17
Item 2	Changes in Securities and Use of Proceeds	17
Item 3:	Defaults Upon Senior Securities	19
Item 4:	Submission of Matters to a Vote of Security Holders	19
Item 5:	Other Information	19
Item 6:	Exhibits and Reports on Form 8-K	19-21
SIGNATURE		22
CERTIFICATION

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2003	March 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$659,775	$ 798,918
Accounts receivable, less reserves of $303,000 and $97,600 at June 30 and March 31, 2003, respectively	10,032,356	3,461,075
Inventories	11,229,354	4,148,273
Prepaid expenses and other current assets	544,917	479,518
Total current assets	22,466,402	8,887,784

EQUIPMENT, at cost:
Manufacturing and computer equipment	4,099,977	3,074,936
Leasehold improvements	983,062	444,003
Furniture and fixtures	555,771	391,985
Vehicles	110,808	88,447
	5,749,618	3,999,371

Less: Accumulated depreciation and amortization	3,313,909	2,956,147
	2,435,709	1,043,224

OTHER ASSETS:
Unallocated purchase price	8,934,381	-
Other assets, net	2,597,529	1,266,759
	11,531,910	1,266,759
	$ 36,434,021	$11,197,767

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Continued)

	June 30, 2003	March 31, 2003
CURRENT LIABILITIES:
Revolving credit facility	$5,459,783	$ -
Current portion of long-term debt	31,719	29,227
Accounts payable	3,949,814	3,332,395
Accrued expenses	5,778,636	1,902,842
Customer advances	1,713,648	48,617
Accrued income taxes	295,557	235,049
Total current liabilities	17,229,157	5,548,130

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	38,375	23,971
Deferred taxes	268,860	217,383
Other long-term liabilities	1,241,370	-
Total long-term liabilities	1,548,605	241,354

MINORITY INTEREST	65,637	62,294

STOCKHOLDERS’ EQUITY:
Series A Non-Voting, Convertible Preferred stock, $.01 par value, Authorized: 250,000 shares Issued and outstanding: 247,250	2,473	-
Preferred stock, $0.01 par value, Authorized: 750,000 shares Issued and outstanding: none	-	-
Common stock, $.01 par value, Authorized: 6,000,000 shares Issued: 1,882,474 and 1,874,974 at June 30, and March 31, 2003, respectively Outstanding: 1,861,986 and 1,854,486 at June 30, and March 31, 2003, respectively	18,825	18,750
Additional paid in capital	16,974,638	4,937,890
Retained earnings	227,049	305,251
Treasury stock, 20,488 shares at cost, at June 30, and March 31, 2003	(55,724)	(55,724)
Accumulated other comprehensive income	423,361	139,822
Total stockholders’ equity	17,590,622	5,345,989
	$ 36,434,021	$ 11,197,767

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended June 30,
	2003	2002
REVENUES	$10,405,543	$ 3,289,355
COST OF REVENUES	7,173,579	2,305,765
Gross profit	3,231,964	983,590
OPERATING EXPENSES:
Sales and marketing	1,348,073	361,423
Research and development	409,828	258,334
General and administrative	1,565,745	358,641
Total operating expenses	3,323,646	978,398
(Loss) income from operations	(91,682)	5,192
Interest expense	(30,110)	(9,136)
Interest income	8,372	11,046
Other income (expense),net	372	(8,613)
Loss before benefit (provision) for income taxes and minority interest	(113,048)	(1,511)
Benefit (provision) for income taxes	56,707	(14,737)
Minority interest	(3,342)	(2,265)
Net (loss)	$ (59,683)	$(18,513)
Basic and diluted net loss per share	$(0.11)	$ (0.01)
Cash dividends per share	$0.01	$ 0.01

Weighted Average Shares: Basic and diluted	1,855,487	1,859,972

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,683)	$ (18,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	212,693	134,216
Minority interest	3,342	2,265
Changes in current assets and liabilities, net of businesses acquired-
Accounts receivable	(701,755)	401,926
Inventories	1,243,685	(190,444)
Prepaid expenses and other current assets	478,640	59,234
Accounts payable	(1,239,450)	(426,803)
Accrued expenses	285,154	(60,801)
Customer advances	(38,873)	(7,758)
Accrued income taxes	90,205	(10,727)
Net cash provided by (used in) operating activities	273,957	(117,405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	(5,623,026)	-
Purchases of equipment	(155,218)	(192,619)
Capitalization of software development costs	(162,114)	(50,531)
Other	-	(39,352)
Net cash used in investing activities	(5,940,358)	(282,502)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	5,544,237	33,330
Payments on debt	(38,480)	(5,006)
Payment of cash dividend	(18,519)	(14,675)
Exercise of employee stock options	14,787	-
Net cash provided by financing activities	5,502,025	13,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25,233	203,191
NET DECREASE IN CASH AND CASH EQUIVALENTS	(139,143)	(183,067)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	798,918	1,775,903
CASH AND CASH EQUIVALENTS, END OF PERIOD	$659,775	$ 1,592,836

Supplemental Disclosure:
Convertible Preferred Stock issued for acquisitions	$12,024,509	$ -

See the notes to the unaudited condensed consolidated statements.

Novitron International, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(1) Operations and Accounting Policies

Novitron International, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB/A for the fiscal year ended March 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended June 30, 2003 and 2002 are not necessarily indicative of the results for the entire fiscal year.

(a) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, and March 31, 2003:

	June 30, 2003	March 31, 2003
Raw materials	$3,874,036	$2,497,047
Work-in-process	997,564	578,284
Finished goods	6,357,954	1,072,942
	$11,229,554	$4,148,273

(b) Net Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted loss per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and convertible preferred stock based on the treasury stock method.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Continued)

(1) Operations and Accounting Policies (continued)

(b) Net Loss Per Share (continued)

The numbers of basic and diluted weighted average shares outstanding are as follows:

	For Three Months June 30,
	2003	2002
Net loss	$(59,683)	$(18,513)
Preferred stock dividend	(148,609)	-
Net loss applicable to common stockholders	$(208,292)	$(18,513)

Basic weighted average common shares outstanding	1,857,316	1,860,015
Weighted average potential common shares	-	-
Diluted weighted average shares outstanding	1,857,316	1,860,015

Because of the reported net loss in each period, no potentially dilutive securities were included in the diluted earnings per share calculation because the effect would be antidilutive. As of June 30, 2003 and 2002, there were 239,225, and 140,725 common stock options outstanding, and, as of June 30, 2003, there were 247,250 shares of Series A Preferred Stock outstanding that could convert into 2,472,500 shares of common stock.

(c) Comprehensive Income

The calculations of other comprehensive income are as follows:

	For Three Months June 30,
	2003	2002
Net loss	$(59,683)	$(18,513)
Translation adjustment	283,5391	548,294
Total comprehensive income	$223,856	$529,781

(d) Equity-Based Compensation

The Company accounts for equity awards issued to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. No stock-based employee compensation is reflected in net loss as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant (110% of the market value if the options were granted to a more than 10% stockholder).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three months ended June 30, 2003 and 2002:

	2003	2002
Net loss, as reported	$(59,683)	$(18,513)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,921)	(8,406)
Pro-forma net income	$(71,604)	$(26,919)
Reported basic and diluted net loss per share	$(0.11)	$(0.01)
Pro forma basic and diluted net loss per share	$(0.12)	$(0.01)

(e) Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

(2) Business Combinations

On April 29, 2003, the Company, Landmark Scientific, Inc., ("Landmark"), a corporation controlled by Randal J. Kirk, a member of the Board of Directors of the Company ("Mr. Kirk"), and Spectran Holdings, Inc., a wholly owned subsidiary of the Company ("Spectran"), executed an Amended and Restated Agreement and Plan of Merger (the "Landmark Merger Agreement"), pursuant to which the Company acquired 100% of Landmark by means of a merger (the "Landmark Merger") of Landmark with and into Spectran. The Landmark Merger was consummated on April 29, 2003. In consideration of the Landmark Merger, the Company issued 25,000 shares of Series A Non-voting Convertible Preferred Stock (the "Series A Preferred Stock") with a preliminary estimated aggregate fair value of approximately $1,200,000. Transaction costs totaled approximately $170,000. On a preliminary basis, the Company determined the fair value of the Series A Preferred Stock to be equal $48.63 per share, which is equal to ten times the average closing price of the Company’s common stock on the days proceeding April 29, 2003.

Also on April 29, 2003, the Company, Group Practice Services Incorporated ("GPSI"), a corporation also controlled by Randal J. Kirk, and Clinical Data Inc., a wholly owned subsidiary of the Company ("Clinical Data"), executed an Agreement and Plan of Merger (the "GPSI Merger Agreement") pursuant to which the Company acquired 100% of GPSI (the "GPSI Merger") of GPSI. The GPSI Merger was consummated on April 29, 2003. In consideration of the GPSI Merger, the Company issued 222,250 shares of Series A Preferred Stock with a preliminary estimated aggregate fair value of approximately $10,800,000. Transaction costs totaled approximately $128,000. On a preliminary basis, the Company determined the fair value of the Series A Preferred Stock to be equal $48.63 per share, which is equal to ten times the average closing price of the Company’s common stock on the days proceeding April 29, 2003.

On April 29, 2003, the Company acquired, through Clinical Data, substantially all of the assets of Elan Diagnostics, Inc. ("EDx"). The acquisition was made pursuant to an Asset Purchase Agreement, dated as of December 9, 2002, as amended on February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, among Elan Pharmaceuticals, Inc., the parent company of EDx, EDx, Clinical Data and the Company (as amended, the "Asset Purchase Agreement"). The aggregate purchase price was $7,500,000 and transaction costs totaled approximately $803,000.

Landmark is a laboratory equipment distribution company based in Greensboro, North Carolina. GPSI, located in Greensboro, North Carolina, provides Physician’s Office Laboratory ("POL") management and consulting services in the U.S. Clinical Data designs, implements and manages laboratories to improve quality of care, increase operating efficiencies, and enhance revenue opportunities for physician practices. GPSI also owns and operates moderately complex reference laboratories, provides sales and support services to Landmark, sells laboratory reagents and supplies, and refurbishes, sells and maintains laboratory equipment. EDx, located in Smithfield, Rhode Island, supplies clinical chemistry instrumentation, reagents and support resources to the POL market in the United States.

The Company’s traditional business was multinational, focusing on scientific instrumentation used in medical, veterinary and analytical laboratories and in process monitoring. Management wanted to add the capability to serve a growing market of small and medium-sized medical laboratories in the United States and around the world. The acquisitions of Landmark, GPSI and substantially all the assets of EDx will enable the Company to offer a full range of products and services to this market. The Company can now provide equipment and reagents in addition to laboratory management and consulting services to create a comprehensive solution for customers.

The Landmark Merger, the GPSI Merger and the EDx asset purchase have all been accounted for as purchase business combinations. The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as unallocated purchase price. These allocations are subject to revision based upon ongoing valuations of intangible assets, resolution of contingencies and indemnifications and the resulting tax impact of those adjustments. The Company does not expect that the finalization of the purchase price will have any material impact on the reported results of operations.

	Landmark	GPSI	Elan
Fair value of preferred stock issued	$1,216,000	$10,809,000	$ -
Cash paid	-	-	7,500,000
Transactions costs	170,000	128,000	803,000
Less cash acquired	(206,000)	(2,061,000)	(0)
Total purchase price	$1,180,000	$8,876,000	$8,303,000

Fair value of assets acquired and liabilities assumed:
Current assets	$680,000	$1,121,000	$12,169,000
Fixed assets	4,000	244,000	1,134,000
Long-term assets	12,000	59,000	1,927,000
Current liabilities	(142,000)	(616,000)	(6,002,000)
Long-term liabilities	0	(241,000)	(925,000)
Subtotal	554,000	567,000	8,303,000
Unallocated purchase price	626,000	8,309,000	0
Total purchase price	$1,180,000	$8,876,000	$8,303,000

The results of operations of the acquired companies have been included in operations from the date of acquisition. The following unaudited pro forma summary operating information presents the consolidated results of operations of the Company as if the acquisitions had occurred on April 1, 2003 and 2002, respectively, after giving effect to adjustments including depreciation, interest on the debt incurred to the fund the acquisitions and income taxes. This unaudited pro forma financial information may not be representative or be indicative the what would have occurred had the acquisitions been made as of April 1, 2003 or 2002, respectively, or results which may occur in the future:

	Three months ended
	June 30, 2003	June 30, 2002
Revenues	$10,406,000	$12,458,000
Net income (loss)	$(60,000)	$163,000
Net income (loss) per basic and diluted share	$(0.11)	$0.09

In allocating the purchase price, the acquired inventories were increased by approximately $1.8 million over the carrying value of that of the acquired companies. During the three months ended June 30, 2003, the reported cost of goods sold was negatively impacted by approximately $963,000 as this inventory was sold. The Company expects the remaining acquired inventories to be sold during the second quarter of fiscal 2004.

(3) Preferred Stock

In connection with the Landmark Merger and the GPSI Merger, the Company authorized 250,000 shares and issued 247,250 shares of Series A Non-voting Cumulative Preferred Stock. The Series A Preferred Stock has an initial preference value of $4.01 per share and a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment and on liquidation to the common stock.

Dividends - The holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cash dividends at the rate of 10% of the preference value per year, in preference to cash dividends on any other class of capital stock. Dividends on outstanding shares the Series A Preferred Stock are payable on July 1st and December 1st of each year, when and if declared by the Board of Directors. Dividends on the Series A preferred stock are cumulative and will not be accrued or payable until each dividend payment date, commencing on July 1, 2004. Accrued but unpaid dividends with respect to each share of Series A Preferred Stock shall, upon conversion of such share common stock, be paid in cash.

If the Company pays any cash dividends to the holders of its common stock at any time, other than on a scheduled dividend payment date for its Series A Preferred Stock, when shares of its Series A Preferred Stock are outstanding, then, if and when such shares of Series A Preferred Stock are converted to shares of the Company’s common stock, such holders of the Series A Preferred Stock shall be entitled to receive an amount in cash for each such share equal to the amount each such holder would have received if such holder had converted such share as of one of the following dates:

  if actual conversion occurs after July 1, 2004, on the day immediately after the most recent scheduled dividend payment date; and
  if actual conversion occurs before July 1, 2004, on the date of issuance of such share of Series A Preferred Stock.

If actual conversion occurs on a scheduled dividend payment date, such holders of Series A Preferred Stock will be entitled to receive the Series A preferred stock dividend payable on such date and no amount related to dividends on the common stock.

Voting - The holders of Series A Preferred Stock have no voting rights except with respect to authorizing, effecting or validating the following actions that require the affirmative vote of the holders of a majority of the outstanding Series A Preferred Stock voting as a separate class from the common stock:

  the merger or consolidation of the Company with any other entity or the sale, conveyance or other disposition of all or substantially all of its assets to any other person or entity;
  any increase or decrease (other than by redemption or conversion) in the total number of authorized shares of Series A Preferred Stock or any other series of preferred stock;
  the designation of any new class or series of capital stock which has rights, preferences, dividends or privileges which rank pari passu or senior to the Series A Preferred Stock;
  any amendment, alteration or repeal of any of the provisions of, or the addition of any provisions to, the Company’s Certificate of Incorporation that could adversely affect any of the rights, preferences or privileges of the Series A Preferred Stock;
  any repurchase or redemption of, or dividend or distribution on, capital stock of the Company, other than (1) repurchase by the Company of any shares of common stock issued to participants in its 1991 Stock Option Plan, 1991 Directors’ Stock Option Plan, 2002 Incentive and Stock Option Plan, or any employee stock option plan duly approved by the Board of Directors and stockholders of Novitron, (2) the issuance of scheduled dividends on the Series A preferred stock, (3) the payment of cash dividends by the Company to holders of common stock in the ordinary course of business or as described above, or (4) the repurchase by the Company of up to 5,000 shares of common stock, in the aggregate, on the open market pursuant to a repurchase plan approved by the Board of Directors of the Company; or
  the creation of any special reserves under Section 171 of the General Corporation Law of Delaware.

Conversions - Under certain circumstances, the Series A Preferred Stock will be convertible into shares of the Company’s common stock as described below. The Company has agreed to file with the SEC a registration statement to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. Each holder of shares of the Series A Preferred Stock will have the right, at any time and from time to time after the stockholders have approved the convertibility of the Series A preferred stock; and prior to the earlier to occur of a liquidation event; or

the SEC declaration of effectiveness of the resale registration statement, to convert any or all shares of the Series A Preferred Stock held by such holder into shares of common stock.

The Series A Preferred Stock will automatically convert into shares of common stock upon the later to occur of:

  stockholder approval of the convertibility of the Series A Preferred Stock; and
  the SEC declaration of effectiveness of the resale registration statement, as described above.

Initially, each share of Series A Preferred Stock will be convertible into ten shares of common stock.

Redemption -Shares of the Series A Preferred Stock are not redeemable.

Subject to stockholder approval at the on September 25, 2003, meeting of stockholders each share of Series A Preferred Stock is convertible into 10 shares of the Company’s common stock.

(4) Debt

Financing for the acquisition of the EDx assets was accomplished with $5.5 million of a $10 million revolving credit facility with a financial institution, executed on March 31, 2003. All outstanding credits under the credit facility are payable on demand. The credit facility has an original term of three years and automatically renews from year to year if neither party terminates the agreement.

Borrowing under the credit facility bear interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (1.12% at June 30, 2003). Approximately $5.0 million of principal was outstanding at June 30, 2003. The borrowings under the credit facility are secured by trade receivables and inventories, and based upon the available collateral, an additional $2.0 million was available to the Company as of June 30, 2003. The credit facility requires the Company to comply with certain financial covenants, the most restrictive being a debt service ratio. Additionally, the credit facility restricts the Company’s ability to pay dividends.

(5) Commitments and Contingencies

In the EDx Asset Purchase Agreement the Company agreed to indemnification obligations with respect to certain EDx customer and vendor agreements and, in connection therewith, entered into a Stock Pledge Agreement with Elan Pharmaceuticals, Inc. as of June 25, 2003, pursuant to which the Company pledged its shares of Landmark as collateral security for the Company’s performance of such indemnification obligations. The Company does not believe these indemnification obligations will have a material adverse effect on its consolidated financial position or results of operations. These indemnifications expire April 29, 2004.

(6) Segment and Geographic Data

The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. Subsequent to the mergers and acquisition described above, the Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. The "All Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. The Clinic and Small Hospital segment includes the activities of Vital Diagnostics, Vital Scientific and Landmark Scientific, Inc. The Physician’s Office Laboratories segment consists of Clinical Data Inc., representing the business created through the acquisition of the assets of Elan Diagnostics and the merger of Group Practice Services Incorporated.

The Company evaluates performance based on the revenues, operating costs and net income (loss).

	Clinic & Small Hospital	Physician’s Office Labs	All Other	Total
Sales
2003	$5,801,317	$4,598,118	$6,108	$10,405,543
2002	3,286,784	-	2,571	3,289,355

Operating Costs
2003	$5,325,087	$4,966,134	$206,004	$10,497,225
2002	3,209,790	-	74,373	3,284,163

Net Income (Loss)
2003	$310,501	$(450,735)	$80,551	$(59,683)
2002	(31,582)	-	13,069	(18,513)

Total Assets
June 30, 2003	$11,530,051	$25,077,044	$(173,074)	$36,434,021
March 31, 2003	10,404,413	-	793,354	11,197,767

In prior periods, the Company reported and managed its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the sale of instruments and consumables in Australia (Vital Diagnostics) and the design and marketing of process monitoring instrumentation (NovaChem). The segment information for the three months ended June 30, 2002 has been reclassified to conform to the realignment of the Company’s operations and reporting segments.

Based upon the location of customers, the Company’s revenues are recognized in the following geographies for the three months ended June 30, 2003 and 2002:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2003	$4,743,033	$2,340,710	$1,335,767	$1,986,033	$10,405,543
2002	52,317	946,152	1,009,761	1,281,125	3,289,355

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are based largely on current expectations and projections about future events affecting Novitron’s business. The words "will," "expects," "believes," "anticipates," "seeks," "could" and "should" and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Novitron’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report on Form 10-QSB are subject to risks, uncertainties and assumptions including, among other things:

  general economic and business conditions, both nationally and internationally and in Novitron’s markets;
  the impact of technological developments and competition;
  Novitron’s expectations and estimates concerning future financial performance, financing plans and the impact of competition;
  the ability to successfully integrate the businesses of Landmark, GPSI and the purchased assets of Elan Diagnostics into Novitron’s business; and
  the impact of current, pending or future legislation and regulation.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-QSB might not occur. Novitron undertakes no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company's Form 10-KSB for the fiscal year ended March 31, 2003, the Company's most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation and the allowance for doubtful accounts. We considered the disclosure requirements of Financial Release ("FR") 60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing materially changed during the three months ended June 30, 2003 that would warrant further disclosure.

As discussed in Note 2 to the unaudited interim condensed consolidated financial statements, the Company completed three business combinations in April 2003. The Company has accounted for the transactions as purchase business combinations. This requires management to estimate the fair value of the assets acquired and liabilities assumed. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as unallocated purchase price. These estimates and allocations are subject to revision based upon ongoing valuations of intangible assets, resolution of contingencies and indemnifications and the resulting tax impact of those adjustments. After final adjustments, the remaining excess purchase price will be recorded as goodwill and will not be amortized.

In accordance with the requirements of SFAS No. 142, the Company will be required to perform an annual impairment test of the carrying value of goodwill. The results of the annual impairment tests can be impacted by the Company’s operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which the Company and its customer operate.

Liquidity and Capital Resources

The Company has cash and cash equivalents of approximately $660,000 and working capital of approximately $5,200,000 at June 30, 2003 as compared to cash and cash equivalents of approximately $799,000 and working capital of approximately $3,300,000 at March 31, 2003. The Company was provided approximately $274,000 from operations for the three months ended June 30, 2003. The net cash flows provided by operating activities resulted from working capital uses (primarily the increase in accounts receivable and the decrease in accounts payable, offset by the decrease in inventories and prepaid and other current assets) offset by the operating profit before non-cash items for the year to date. During the three months ended June 30, 2003, the Company used approximately $5,940,000 of cash in investing activities. $5,623,000 of this cash was used for acquisitions of companies. Financing activities during the three months ended June 30, 2003 provided approximately $5,502,000; $5,500,000 of this was a result of the term loan used to finance the acquisition of assets from Elan Diagnostics.

In April 1998, the Company entered into a relationship with a major Dutch bank that provides for a €1,815,000 (approximately $2,070,000) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At March 31, 2003, the base rate was 3.5%, therefore the cost to borrow under this line of credit would be 5.0%. Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of June 30, 2003, the Company was in compliance with such covenants, and there was $453,000 outstanding.

In March 2003, the Company entered into a line of credit agreement with a financial institution which provides for revolving availability for up to $10,000,000. The line of credit bears interest at the rate of either one quarter (1/4) of one percent in excess of prime or 300 basis points above the LIBOR rate. The Loan Agreement has an original term of three years and automatically renews from year to year if neither the lender nor the Borrowers terminate the Loan Agreement. Trade receivables and inventory of Clinical Data are provided as collateral for this facility. The facility was obtained in connection with the acquisitions described in Note (2) Business Combinations. Approximately $5,500,000 was drawn on the credit facility to fund the business combinations in April 2003. The line of credit requires the Company to comply with certain financial covenants. As of June 30, 2003, the Company was in compliance with such covenants. At June 30, 2003, approximately $5,007,000 is outstanding on the line. Based upon available collateral an additional $2,000,000 was available to be drawn by the Company.

On April 10, 2003, the Company declared a cash dividend of $0.01 per share for holders of common stock on record on May 21, 2003. The dividend was paid on June 27, 2003. The total dividend paid was $19,000.

The Company's sources of cash include cash balances, the aforementioned lines of credit and cash flows from operations. The Company believes that available funds and cash flows from operations will provide it with sufficient liquidity for the next 12 months.

The preferred stock issued in connection with the GPSI and Landmark transactions discussed above has an annual 10% dividend, that first begins to accrue on July 1, 2004 and is first payable on December 1, 2004. The Company expects that the preferred stock will be converted to common stock prior to July 1, 2004.

A portion of the Company’s balance sheet is denominated in Euros and in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity in the balance sheets. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements. The Euro strengthened against the U.S. dollar by 4.8% during the three months ended June 30, 2002 and by 14.5% during fiscal year 2003 from the respective prior fiscal year closing rates. The translation of the Company’s results of operations from the Euro to the U.S. dollar has been significantly impacted by the changes in these foreign exchange rates.

The Company periodically enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were no foreign exchange forward contracts outstanding at June 30, 2003. Gains and losses related to these instruments for fiscal years 2003 and 2002 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

Three Months ended June 30, 2003 compared to the Three Months ended June 30, 2002

The operations of the Company have been significantly impacted by the business combinations discussed in Note (2) to the unaudited interim condensed consolidated financial statements. The reported business segments now reflect these business combinations. The Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. All Other includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The Clinic and Small Hospital segment includes the activities of Vital Diagnostics, Vital Scientific and Landmark Scientific, Inc. The Physician’s Office Laboratories segment consists of Clinical Data Inc., representing the business created through the acquisition of the assets of Elan Diagnostics and the merger of Group Practice Services Incorporated. As the Physician’s Office Laboratories segment is a new operation for the Company, comparative analysis is not meaningful. Management is in the process of reviewing the operations and controls of the acquired businesses. We believe that efficiencies can be achieved by consolidating various operations of acquired businesses. Management is closing the operations in Greensboro, NC and consolidating them into the operations in Smithfield, RI and Brea, CA during the second fiscal quarter of 2004. Results for the quarter ended June 30, 2003, include the expenses of operating the Greensboro, NC facility. The Company expects to incur additional non-recurring expenses during the second quarter associated with this consolidation.

Results for the consolidated company include operations of the businesses acquired in the business combination from April 30, 2003, through June 30, 2003, or approximately two months of operations.

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which is primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. The spot rate on June 30, 2003 is up 14.5% on the US Dollar as compared to the spot rate on June 30, 2002. For the three months ended June 30, 2003 and 2002, the average Euro/dollar exchange rate is up 23.6% against the U.S. Dollar for the three months then ended.

Consolidated revenues for the quarter ended June 30, 2003 increased from $3,289,000 to $10,406,000, or 216.3%, as compared to the quarter ended June 30, 2002. $4,842,000 of this increase is attributable to the aforementioned businesses and assets acquired in the business combination from April 30, 2003 through June 30, 2003. Revenue from the businesses existing during the three months ended June 30, 2002, increased $2,284,000 or 69.4% of which $1,509,000 of the increase is the result of increased sales of in the Clinic and Small Hospital segment. The remainder, totaling $775,000, is the result of favorable foreign exchange rates.

The gross profit margin as a percentage of revenues increased from 29.9% for the three months ended June 30, 2002 to 31.1% for the three-months ended June 30, 2003. For the businesses existing during the three months ended June 30, 2002, gross margin decreased from 29.9% to 29.1%. This decrease is the result of normal product mix and product cost fluctuations. Gross profit from the businesses acquired in the business combination was 33.3%. The gross profit for the three months ended June 30, 2003 was impacted by the revaluation of the acquired inventory to fair value. The revaluation of the acquired inventory to fair value resulted in an increase in cost of goods sold of $963,000 compared to the costs that would have been recognized using the lower of cost or market valuation that would have been used if the inventory had not been revalued. Based upon the turnover history of the acquired inventory, it is expected that the all of the acquired inventory will be sold by the end of the second fiscal quarter of fiscal 2004.

For the three months ended June 30, 2003, sales and marketing expenses increased from $361,000 to $1,348,000, or 273.0%. $987,000 of this increase is attributable to businesses and assets acquired in the business combination. Sales and marketing expenses for the businesses included in the three months ended June 30, 2002, increased $83,000 or 23.0%. This increase is due to increased selling expense and commissions resulting from increased sales. The Company expects sales and marketing expenses to continue to increase on a quarter over quarter basis as it expands the sales force and increases its marketing efforts to Physician’s Office Laboratories.

Research and development costs for the first quarter of fiscal year 2004 were $410,000 versus $258,000 for the first quarter of fiscal year 2003 or an increase of 58.6%. Approximately, $148,000 of this increase is attributable to research and development expenses incurred by the acquired businesses. Research and development expenses for the businesses included in the three months ended June 30, 2002, increased $4,000 or 1.5%. The Company expects research and development expenses to continue at the current level through the end of the fiscal year.

Certain software development costs during the three months ended June 30, 2003 and 2002 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the three months ended June 30, 2003 and 2002, approximately $162,000 and $51,000, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 5 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the three months ended June 30, 2003 and 2002, totaled approximately $15,000 and $44,000, respectively.

General and administrative costs increased from $359,000 to $1,566,000 or 336.6% for the three months ended June 30, 2003 as compared to the same time last year. $943,000 of this increase is attributable to businesses and assets acquired in the business combination. General and administrative costs for the businesses included in the Company on June 30, 2002, increased $263,000 or 73.5%. $152,000 of this increase is due to integration and acquisition related costs. The remainder increased commensurate with the increase in revenues. The Company expects general and administrative costs to remain constant as a percentage of revenue, but increase in total dollars, as the Company completes the consolidation of its business combinations.

Interest income decreased $3,000 for the three month period. Interest expense increased from $9,000 to $30,000 for the three month periods ended June 30, 2002, to June 30, 2003. This increase is primarily attributable to the new line of credit used to purchase the assets of Elan Diagnostics. The Company expects interest expense to increase in the next quarter to reflect the full three months of interest from the debt used to finance the acquisition.

Other income and expense is principally due to the effects of foreign currency transaction gains and losses on the results of operations, which were not material during the periods presented.

The provision for income taxes increased from $15,000 to a benefit of $57,000 for the first quarter comparative periods. The effective tax rate for the three months ended June 30, 2003 was 50%.

Item 3: Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, except as noted below, our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC.

As discussed elsewhere in this report (see Note 2, Business Combinations, in notes to financial statements), on April 29, 2003, the Company purchased substantially all of the assets of Elan Diagnostics, Inc. and merged with Landmark Scientific, Inc. ("Landmark") and Group Practice Services Incorporated ("GPSI"). We are consolidating all of the accounting operations of the former Elan Diagnostics, Landmark and GPSI into the accounting operations in Smithfield, RI, effective July 31, 2003. Management performed considerable accounting work to substantiate the information in the financial reports of Landmark and GPSI rather than rely upon the disclosure controls and procedures in place at the Landmark and GPSI. Subsequent to July 31, 2003, the accounting functions for Landmark and GPSI will be centralized and subject to the disclosure controls and procedures in place at the Company’s Smithfield, RI facility.

We reviewed our internal controls, and except as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

Novitron has issued (a) an aggregate of 25,000 shares of its Series A Nonvoting Convertible Preferred Stock, par value $0.01 per share ("Series A preferred stock") to the former stockholders of Landmark, and (b) an aggregate of 222,250 shares of its Series A preferred stock to the former stockholders of GPSI, in connection with the Landmark Merger and the GPSI Merger, respectively (see Note (2), "Business Combinations," to Notes to Unaudited Condensed Consolidated Financial Statements). Other than these shares, no other shares of Novitron’s Series A preferred stock have been or will be issued. Novitron’s Series A preferred stock has an initial preference value of $4.01 per share and a par value of $0.01 per share, which will be adjusted for stock splits, combinations, dividends, recapitalizations and the like. Novitron created the Series A preferred stock from the available pool of undesignated preferred stock then authorized under its Certificate of Incorporation.

The holders of Novitron’s Series A preferred stock are entitled to receive, when, as and if declared by Novitron’s Board of Directors, out of legally available funds, cash dividends at the rate of 10% of the preference value per year, in preference to cash dividends on any other class of capital stock. Dividends on outstanding shares of Novitron’s Series A preferred stock are payable on July 1 and December 1 of each year, beginning on December 1, 2004. Dividends on Novitron’s Series A preferred stock are cumulative and will not be accrued or payable until each dividend payment date. Additionally, no dividends accrue on the preferred stock from the date of issuance through July 1, 2004. Accrued but unpaid dividends with respect to each share of Novitron’s Series A preferred stock shall, upon conversion of such share to Novitron common stock, be paid in cash.

If Novitron pays any cash dividends to the holders of its common stock at any time, other than on a scheduled dividend payment date for its Series A preferred stock, when shares of its Series A preferred stock are outstanding, then, if and when such shares of Series A preferred stock are converted to shares of Novitron’s common stock, such holders of Novitron’s Series A preferred stock shall be entitled to receive an amount in cash for each such share equal to the amount each such holder would have received if such holder had converted such share as of one of the following dates:

  if actual conversion occurs after July 1, 2004, on the day immediately after the most recent scheduled dividend payment date; and
  if actual conversion occurs before July 1, 2004, on the date of issuance of such share of Series A preferred stock.

If actual conversion occurs on a scheduled dividend payment date, such holders of Novitron’s Series A preferred stock will be entitled to receive the Series A preferred stock dividend payable on such date and no amount related to dividends on the common stock.

Novitron’s Series A preferred stock is senior in right of payment and on liquidation to the common stock.

The holders of Novitron’s Series A preferred stock have no voting rights except as provided by the Delaware General Corporation Law and with respect to authorizing, effecting or validating the following actions that require the affirmative vote of the holders of a majority of Novitron’s outstanding Series A preferred stock voting as a separate class from Novitron’s common stock:

  the merger or consolidation of Novitron with any other entity or the sale, conveyance or other disposition of all or substantially all of its assets to any other person or entity;
  any increase or decrease (other than by redemption or conversion) in the total number of authorized shares of Novitron’s Series A preferred stock or any other series of preferred stock;
  the designation of any new class or series of capital stock which has rights, preferences, dividends or privileges which rank pari passu or senior to Novitron’s Series A preferred stock;
  any amendment, alteration or repeal of any of the provisions of, or the addition of any provisions to, Novitron’s Certificate of Incorporation that could adversely affect any of the rights, preferences or privileges of Novitron’s Series A preferred stock;
  any repurchase or redemption of, or dividend or distribution on, capital stock of Novitron, other than (1) repurchase by Novitron of any shares of common stock issued to participants in its 1991 Stock Option Plan, 1991 Directors’ Stock Option Plan, 2002 Incentive and Stock Option Plan, or any employee stock option plan duly approved by the Board of Directors and stockholders of Novitron, (2) the issuance of scheduled dividends on the Series A preferred stock, (3) the payment of cash dividends by Novitron to holders of common stock in the ordinary course of business or as described above, or (4) the repurchase by Novitron of up to 5,000 shares of common stock, in the aggregate, on the open market pursuant to a repurchase plan approved by the Board of Directors of Novitron; or
  the creation of any special reserves under Section 171 of the General Corporation Law of Delaware.

Under certain circumstances, Novitron’s Series A preferred stock will be convertible into shares of Novitron’s common stock as described below. Novitron has agreed to file with the Securities and Exchange Commission a registration statement on Form S-3 or another applicable form, to register for resale the shares of common stock issuable upon conversion of Novitron’s Series A preferred stock.

Each holder of shares of Novitron’s Series A preferred stock will have the right, at any time and from time to time after the Novitron stockholders have approved the convertibility of Novitron’s Series A preferred stock and the subsequent issuance of shares of Novitron’s common stock issuable upon conversion of Novitron’s Series A preferred stock; and prior to the earlier to occur of:
  a liquidation event, as described below; or
  the SEC declaration of effectiveness of the resale registration statement, as described above, to convert any or all shares of Novitron’s Series A preferred stock held by such holder into shares of common stock.

For the purposes of this conversion, a liquidation event means:

  the liquidation, dissolution or winding up of Novitron, whether voluntary or involuntary;
  the acquisition of Novitron by another entity or person by means of any transaction or series of related transactions (including, without limitation, any reorganization, merger or consolidation) unless the stockholders of Novitron immediately prior to any such transaction or series of related transactions are holders of at least a majority of the voting securities of the surviving or acquiring entity immediately thereafter (and for purposes of this calculation equity securities that any stockholder of Novitron owned immediately prior to such transaction or series of related transactions as a stockholder of another party to the transaction or series of related transactions will be disregarded); or
  a sale, lease or other disposition of all or substantially all of the assets of Novitron.

The shares of Novitron’s Series A preferred stock will automatically convert into shares of common stock upon the later to occur of:

  Novitron stockholder approval of the convertibility of Novitron’s Series A preferred stock and the subsequent issuance of shares of Novitron’s common stock issuable upon conversion of Novitron’s Series A preferred stock; and
  the SEC declaration of effectiveness of the resale registration statement, as described above.

Initially, each share of Novitron’s Series A preferred stock will be convertible into ten shares of common stock. The conversion ratio is subject to adjustment:

  proportionally, upon a subdivision or combination of the shares of Novitron’s common stock; and
  on a weighted average basis, upon the issuance of shares of common stock of Novitron or upon the issuance of securities convertible into Novitron’s common stock, in each case at a per share price less than the per share price of Novitron’s Series A preferred stock on the date such common stock or convertible security is issued.

No fractional shares of common stock will be issued upon conversion of Novitron’s Series A preferred stock. If a holder of Novitron’s Series A preferred stock would otherwise be entitled to receive a fractional share of common stock upon conversion, such holder will be entitled to receive for such fractional share either nothing, if such fractional share is less than 0.5 of a share of common stock, or one share of common stock, if such fractional share is equal to 0.5 or greater of a share of common stock.

Shares of Novitron’s Series A preferred stock are not redeemable by Novitron without the consent of the holders of such shares of Novitron’s Series A preferred stock.

Novitron relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder in the issuance of the shares of Series A preferred stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2003, among Novitron, Landmark and Spectran (previously filed as Exhibit 2.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of April 29, 2003, among Novitron, GPSI and Clinical Data (previously filed as Exhibit 2.2 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).
2.3

Asset Purchase Agreement, dated as of December 9, 2002, among Parent, EDx, Clinical Data and Novitron (previously filed as Exhibit 2.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2002, and incorporated herein by reference).

2.4	Amendment No. 1 to Original Asset Purchase Agreement, dated as of February 10, 2003, among Parent, EDx, Clinical Data and Novitron (previously filed as Exhibit 2.4 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).
2.5	Amendment No. 2 to Original Asset Purchase Agreement, dated as of March 18, 2003, among Parent, EDx, Clinical Data and Novitron (previously filed as Exhibit 2.5 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).
2.6	Amendment No. 3 to Original Asset Purchase Agreement, dated as of March 31, 2003, among Parent, EDx, Clinical Data and Novitron (previously filed as Exhibit 2.6 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).
2.7*	Amendment No. 4 to Original Asset Purchase Agreement, dated as of April 29, 2003, among Parent, EDx, Clinical Data and Novitron (previously filed as Exhibit 2.7 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorpor4.1 Certificate of Designations of Series A Nonvoting Convertible Preferred Stock of Novitron (previously filed as Exhibit 4.1. to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).ated herein by reference).
10.1	Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and Clinical Data, BCC and GSPIA, as Borrowers (previously filed as Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).
10.2	Amendment No. 1 to the Loan Agreement, dated April 29, 2003, among LaSalle, Clinical Data, BCC and GSPIA (previously filed as Exhibit to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference)
10.3	Stock Pledge Agreement, dated as of June 25, 2003, between Novitron and Parent (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

Pursuant to Item 601(b)(2) of Regulation S-B, the schedules and other attachments to the Landmark Merger Agreement, GPSI Merger Agreement and Elan Asset Purchase Agreement have been omitted. Such schedules and other attachments will be submitted to the Securities and Exchange Commission upon request; provided however, that Novitron reserves its right to seek confidential treatment of such schedules and attachments if requested by the Securities and Exchange Commission.

(b) Reports on Form 8-K

1.

On April 10, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that Novitron’s Board of Directors had declared a quarterly cash dividend of $0.01 per common share, payable on June 27, 2003, to shareholders of record on May 21, 2003.

2.

On April 30, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that Novitron had issued a press release on April 29, 2003, announcing the completion of the mergers of Group Practice Services Incorporated ("GPSI") and Landmark Scientific, Inc. ("Landmark"), and the closing of the purchase of the assets Elan Diagnostics, Inc. ("EDx").

3.	On May 12, 2003, the Company filed a Current Report on Form 8-K reporting (a) under Item 1 a change in control of Novitron pursuant to the recently completed mergers with GPSI and Landmark, and EDx; (b) under Item 2 the acquisition of the assets of EDx; and (3) under Item 7 financial statements, pro forma financial information and exhibits relating to the GPSI, Landmark and EDx transactions (the Company also filed a Current Report on Form 8-K/A on July 14, 2003, amending and restating in its entirety the information set forth under Item 7 of the Company’s Current Report on Form 8-K filed May 12, 2003, to file the financial statements of the merged and acquired businesses and the pro forma financial statements required by Item 7 of Form 8-K).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: August 14, 2003	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: August 14, 2003	Mark D. Shooman Chief Financial Officer