Form 10QSB
period 2003-09-30
CLINICAL DATA INC
filed 2003-11-14
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended	Commission File Number
September 30, 2003	0-12716

Clinical Data, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State of incorporation)	(IRS Employer ID Number)
One Gateway Center, Suite 411, Newton, Massachusetts	02458
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number, including area code: (617) 527-9933

Novitron International, Inc.
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of November 7, 2003 is 1,884,349

Transitional Small Business Disclosure Format: Yes ___ No X

Clinical Data, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	March 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$ 480,496	$ 798,918
Accounts receivable, less reserves of $233,500 and $97,600 at September 30, and March 31, 2003, respectively	10,419,872	3,461,075
Inventories	10,167,152	4,148,273
Lease receivables	705,410	-
Prepaid expenses and other current assets	1,004,636	479,518
Total current assets	22,777,566	8,887,784

EQUIPMENT, at cost:
Manufacturing and computer equipment	4,184,044	3,074,936
Leasehold improvements	999,880	444,003
Furniture and fixtures	564,686	391,985
Vehicles	137,979	88,447
	5,886,589	3,999,371
Less: accumulated depreciation and amortization	3,621,066	2,956,147
	2,265,523	1,043,224
OTHER ASSETS:
Goodwill	8,107,925	-
Other assets, net	3,399,091	1,266,759
Total other assets	11,507,016	1,266,759

TOTAL ASSETS	$ 36,550,105	$ 11,197,767

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(Continued)

	September 30, 2003	March 31, 2003
CURRENT LIABILITIES:
Revolving credit facility	$ 3,073,848	$ -
Current portion of long-term debt	66,933	29,227
Accounts payable	4,138,535	3,332,395
Accrued expenses	7,950,152	1,902,842
Customer advances	1,434,031	48,617
Accrued income taxes	454,270	235,049
Total current liabilities	17,117,769	5,548,130

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	163,925	23,971
Deferred taxes	305,844	217,383
Other long-term liabilities	1,090,520	-
Total long-term liabilities	1,560,289	241,354

MINORITY INTEREST	70,360	62,294
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,500,000 and 1,000,000 shares authorized at September 30, and March 31, 2003, respectively Series A Nonvoting, Convertible Preferred stock 250,000 shares designated; 247,250 and 0 shares issued and outstanding at September 30, and March 31, 2003, respectivelY	2,473	-
Common stock, $.01 par value Authorized: 12,000,000 and 6,000,000 shares at September 30, and March 31, 2003, respectively Issued: 1,884,349 and 1,874,974 at September 30, and March 31, 2003, respectively Outstanding: 1,863,861 and 1,854,486 at September 30, and March 31, 2003, respectively	18,843	18,750
Additional paid in capital	16,978,710	4,937,890
Retained earnings	367,682	305,251
Treasury stock, 20,488 shares at cost, at
September 30, and March 31, 2003	(55,724)	(55,724)
Accumulated other comprehensive income	489,703	139,822
Total stockholders’ equity	17,801,687	5,345,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 36,550,105	$ 11,197,767

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
REVENUES	$12,577,553	$3,622,033	$22,983,096	$6,911,388
COST OF REVENUES	9,038,698	2,338,549	16,212,277	4,644,314
Gross profit	3,538,855	1,283,484	6,770,819	2,267,074
OPERATING EXPENSES:
Sales and marketing	1,291,229	386,083	2,639,302	747,506
Research and development	425,072	299,297	834,900	557,631
General and administrative	1,618,978	405,225	3,184,723	763,866
Total operating expenses	3,335,279	1,090,605	6,658,925	2,069,003
Income from operations	203,576	192,879	111,894	198,071

Interest expense	(109,182)	(8,674)	(139,292)	(17,810)
Interest income	65,463	8,242	73,834	19,288
Other income (expense), net	35,039	(16,290)	35,412	(24,903)
Income before (provision for) benefit from income taxes and minority interest	194,896	176,157	81,848	174,646
(Provision for) benefit from income taxes	(31,020)	(93,062)	25,687	(107,799)
Minority interest	(4,724)	(4,368)	(8,066)	(6,633)
Net income	159,152	78,727	99,469	60,214
Preferred stock deemed dividend	(222,104)	-	(370,173)	-
Net (loss) income applicable to common stockholders	$(62,952)	$78,727	$(270,704)	$60,214

Basic and diluted net income (loss) per share	$(0.03)	$0.04	$(0.15)	$0.03
Cash dividends per share	$0.01	$0.01	$0.02	$0.02

Weighted Average Shares:
Basic	1,857,102	1,852,936	1,862,394	1,844,214
Diluted	1,857,102	1,915,043	1,862,394	1,918,497

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 99,469	$ 60,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	632,654	286,359
Minority interest	8,066	6,633
Changes in current assets and liabilities, net of businesses acquired -
Accounts receivable	(1,830,417)	11,493
Inventories	2,409,254	(533,751)
Prepaid expenses and other current assets	419,082	(117,435)
Accounts payable	(712,728)	(533,215)
Accrued expenses	2,060,602	(245,177)
Customer advances	(137,071)	6,937
Accrued income taxes	(151,053)	15,072
Net cash provided by (used in) operating activities	2,797,858	(1,042,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	(5,915,319)	-
Purchases of equipment	(239,684)	(561,926)
Sales of equipment	33,808	8,010
Capitalization of software development costs	(263,067)	(114,418)
Net cash used in investing activities	(6,384,262)	(668,334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	3,073,848	-
Proceeds from long-term debt	196,297	44,200
Principal payments of long-term debt	(21,389)	(7,889)
Payment of cash dividend	(37,038)	(33,037)
Exercise of employee stock options	18,877	3,876
Net cash provided by financing activities	3,230,595	7,150

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	37,387	182,674

NET DECREASE IN CASH AND CASH EQUIVALENTS	(318,422)	(1,521,380)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	798,918	1,775,903

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2003 and 2002	$480,496	$254,523

Supplemental disclosure of non-cash activity:
Convertible Preferred Stock issued for acquisitions	$12,024,509	$ -

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(1) Operations and Accounting Policies

Clinical Data, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2003, as amended on July 29, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year.

Effective October 1, 2003, the Company changed its name from Novitron International, Inc. to Clinical Data, Inc. Additionally at the Special Meeting in Lieu of Annual Meeting of Stockholders held September 25, 2003, the stockholders approved amendments to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 6,000,000 to 12,000,000, and to increase the number of authorized shares of the Company’s preferred stock from 1,000,000 to 1,500,000.

(a) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, and March 31, 2003:

	September 30, 2003	March 31, 2003
Raw materials	$3,978,677	$2,497,047
Work-in-process	1,175,998	578,284
Finished goods	5,012,477	1,072,942
	$10,167,152	$4,148,273

(b) Net (Loss) Income Per Share

Basic net loss per share is determined by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the year. Diluted loss per share was determined by dividing net loss applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and convertible preferred stock based on the treasury stock method.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(Continued)

(1) Operations and Accounting Policies (continued)

(b) Net (Loss) Income Per Share (continued)

The Series A Nonvoting Convertible Preferred Stock (the "Series A Preferred Stock") provides for a cumulative dividend at a rate of 10% per annum commencing July 1, 2004. In the event that the Series A Preferred Stock is converted to common stock prior to July 1, 2004, no dividend will be paid nor accrue. The Company has imputed a dividend on the Series A Preferred Stock and this deemed dividend decreases the net income available to common stockholders as follows:

	For the three months: September 30,		For the six months: September 30,
	2003	2002	2003	2002
Net income	$159,152	$78,727	$99,469	$60,214
Preferred stock deemed dividend	(222,104)	-	(370,173)	-
Net income (loss) applicable to common stockholders	$(62,952)	$78,727	$(270,704)	$60,214

The numbers of basic and diluted weighted average shares outstanding are as follows:

	For the three months: September 30,		For the six months: September 30,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	1,857,102	1,852,936	1,862,394	1,844,214
Weighted average potential common shares	-	62,107	-	74,283
Diluted weighted average shares outstanding	1,857,102	1,915,043	1,862,394	1,918,497

Potentially dilutive securities for the three and six months ended September 30, 2003 were not included because the effect would be antidilutive. As of September 30, 2003 and 2002, there were 237,350 and 168,225 common stock options outstanding, and, as of September 30, 2003, there were 247,250 shares of Series A Preferred Stock outstanding that could convert into 2,472,500 shares of common stock.

(c) Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	For the three months: September 30,		For the six months: September 30,
	2003	2002	2003	2002
Net income	$159,152	$ 78,727	$99,469	$ 60,214
Translation adjustment	66,342	(81,129)	349,881	467,165
Total comprehensive income (loss)	$225,494	$ (2,402)	$449,350	$527,379

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three and six months ended September 30, 2003 and 2002:

	For the three months: September 30,		For the six months: September 30,
	2003	2002	2003	2002
Net (loss) income applicable to common stockholders, as reported	$(62,952)	$78,727	$(270,704)	$60,214
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,148)	(8,406)	(19,301)	(16,812)
Pro-forma net (loss) income applicable to common stockholders	$(75,100)	$70,321	$(290,005)	$43,402

Reported basic and diluted net income (loss) per share	$(0.03)	$0.04	$(0.15)	$0.03
Pro forma basic and diluted net income (loss) per share	$(0.04)	$0.04	$(0.16)	$0.02

(e) Revenue Recognition

The Company’s product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured.

The Company also enters into sales type lease arrangements with customers. The profits on these sales are deferred and amortized to earnings over the lease terms.

The Company records sales of maintenance services on equipment in accordance with contracts for maintenance. Maintenance revenue is recognized monthly over the life of the maintenance agreement.

Consulting revenue from Physician’s Office Laboratories ("POL’s") is recognized on a monthly basis over the term of the consulting contract. Equipment leases to POL’s are generally financed through leases with an independent leasing company. Lease revenue is recognized monthly over the life of the lease.

In November 2002, the Emerging Issues Task Force (the "EITF") reached a consensus opinion on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair values of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF Issue No. 00-21 was effective for the Company for revenue arrangements entered into on or after July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a significant impact on the Company's consolidated financial position or results of operations.

(f) Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claim experience. The accrued warranties at September 30, and March 31, 2003 represent unasserted warranty claims. A summary of warranty reserve activity for the six months ended September 30, 2003 is as follows:

Accrued Warranty – March 31, 2003	$122,515
Assumed during the purchase of assets of Elan Diagnostics	1,354,147
Provisions for the six months ended September 30, 2003	337,602
Less: warranty claims for the six months ended September 30, 2003	(580,377)
Accrued Warranty – September 30, 2003	$1,233,887

(g) Concentration of Credit Risk

For the three and six months ended September 30, 2003, the Company had sales of instrumentation, reagents and support services to one customer amounting to approximately 18% and 15% of consolidated revenues, respectively. Approximately 22% of accounts receivable at September 30, 2003 are from this significant customer.

For the three and six months ended September 30, 2002, the Company had sales of instrumentation to two customers amounting to approximately 29%.

(h) Goodwill and Intangibles

In connection with the business combinations discussed in Note 2, the Company has recorded goodwill and intangibles assets, consisting primarily of customer relationships, which are being amortized over their useful lives. All intangible assets are subject to impairment tests on a periodic basis.

SFAS No. 142, “Goodwill and Intangible Assets”, requires an annual impairment test to assess the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Amortizing intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

(i) Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

(2) Business Combinations

On April 29, 2003, the Company, Landmark Scientific, Inc., ("Landmark"), a corporation controlled by Randal J. Kirk, a member of the Board of Directors of the Company ("Mr. Kirk"), and Spectran Holdings, Inc., a wholly owned subsidiary of the Company ("Spectran"), executed an Amended and Restated Agreement and Plan of Merger (the "Landmark Merger Agreement"), pursuant to which the Company acquired 100% of Landmark by means of a merger (the "Landmark Merger") of Landmark with and into Spectran. The Landmark Merger was consummated on April 29, 2003. In consideration of the Landmark Merger, the Company issued 25,000 shares of Series A Preferred Stock with a preliminary estimated aggregate fair value of approximately $1,200,000. Transaction costs totaled approximately $177,000. On a preliminary basis, the Company determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share, which is equal to ten times the average closing price of the Company’s common stock on the days proceeding April 29, 2003.

Also on April 29, 2003, the Company, Group Practice Services Incorporated ("GPSI"), a corporation also controlled by Randal J. Kirk, and a wholly owned subsidiary of the Company executed an Agreement and Plan of Merger (the "GPSI Merger Agreement") pursuant to which the Company acquired 100% of GPSI (the "GPSI Merger"). The GPSI Merger was consummated on April 29, 2003. In consideration of the GPSI Merger, the Company issued 222,250 shares of Series A Preferred Stock with a preliminary estimated aggregate fair value of approximately $10,800,000. Transaction costs totaled approximately $134,000. On a preliminary basis, the Company determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share, which is equal to ten times the average closing price of the Company’s common stock on the days proceeding April 29, 2003.

On April 29, 2003, a wholly owned subsidiary of the Company acquired substantially all of the assets of Elan Diagnostics, Inc. ("EDx"). The acquisition was made pursuant to an Asset Purchase Agreement, dated as of December 9, 2002, as amended on February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, among Elan Pharmaceuticals, Inc., the parent company of EDx, EDx, and the Company (as amended, the "Asset Purchase Agreement"). The aggregate purchase price was $7,500,000 and transaction costs totaled approximately $801,000.

Landmark is a laboratory equipment distribution company formerly based in Greensboro, North Carolina. GPSI, formerly located in Greensboro, North Carolina, provides POL management and consulting services in the U.S. GPSI also owns and operates reference laboratories, provides sales and support services to Landmark, sells laboratory reagents and supplies, and refurbishes, sells and maintains laboratory equipment. EDx, located in Smithfield, Rhode Island, supplies clinical chemistry instrumentation, reagents and support resources to the POL market in the United States. CDSS designs, implements and manages laboratories to improve quality of care, increase operating efficiencies, and enhance revenue opportunities for physician practices. During the quarter ended September 30, 2003, the operations of Landmark and GPSI were moved to Smithfield, Rhode Island.

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

	Landmark	GPSI	Elan
Fair value of preferred stock issued	$1,216,000	$10,809,000	$ -
Cash paid			7,500,000
Transactions costs	177,000	134,000	801,000
Less cash acquired	(206,000)	(2,061,000)	(0)
Total purchase price	$1,187,000	$8,882,000	$8,301,000

Fair value of assets acquired and liabilities assumed:
Current assets	$680,000	$1,242,000	$12,169,000
Fixed assets	4,000	244,000	1,134,000
Amortizing intangible assets		720,000
Long-term assets	12,000	59,000	1,927,000
Current liabilities	(142,000)	(616,000)	(6,004,000)
Long-term liabilities	0	(241,000)	(925,000)
Subtotal	554,000	1,408,000	8,301,000
Goodwill	633,000	7,474,000	0
Total purchase price	$1,187,000	$8,882,000	$8,301,000

In allocating the purchase price, the acquired inventories were increased by approximately $1.8 million over the carrying value of that of the acquired companies, representing manufacturing profit. During the three and six months ended September 30, 2003, the reported cost of goods sold was negatively impacted by approximately $774,000 and $1,737,000, respectively, as this inventory was sold. The Company expects the remaining acquired inventories to be sold during the remainder of fiscal 2004.

The Company has done a preliminary valuation of intangible assets for the mergers and acquisition. An intangible asset representing customer contracts in GPSI has been valued at $720,000 with an estimated life of two years. That intangible asset is being amortized in equal monthly amounts over 24 months.

The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. These appraisals could result in potential adjustments to the carrying values of the recorded assets and liabilities, the establishment of certain intangible assets, the determination of the useful lives of intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The preliminary allocations of the purchase prices included in the current period balance sheet are based on the best estimates of management and are subject to revision based on final determination of fair values.

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

	For the three months: September 30,		For the six months: September 30,
	2003	2002	2003	2002
Revenues	$12,578,000	$ 9,117,000	$25,533,000	$21,575,000
Net income	$159,000	$79,000	$99,000	$60,000
Net income (loss) applicable to common shareholders	$(62,000)	$302,000	$(513,000)	$(575,000)
Net income (loss) per basic and diluted share	$(0.03)	$0.16	$(0.28)	$(0.31)

(3) Preferred Stock

In connection with the Landmark Merger and the GPSI Merger, the Company authorized 250,000 shares and issued 247,250 shares of Series A Preferred Stock. The Series A Preferred Stock has an initial preference value of $4.01 per share and a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment and on liquidation to the common stock.

Dividends - The holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cash dividends at the rate of 10% of the preference value per year, in preference to cash dividends on any other class of capital stock. Dividends on outstanding shares the Series A Preferred Stock are payable on July 1st and December 1st of each year, when and if declared by the Board of Directors. Dividends on the Series A Preferred Stock are cumulative and will not be accrued or payable until each dividend payment date, commencing on July 1, 2004. Accrued but unpaid dividends with respect to each share of Series A Preferred Stock shall, upon conversion of such share into common stock, be paid in cash.

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
  any repurchase or redemption of, or dividend or distribution on, capital stock of the Company, other than (1) repurchase by the Company of any shares of common stock issued to participants in its 1991 Stock Option Plan, 1991 Directors’ Stock Option Plan, 2002 Incentive and Stock Option Plan, or any employee stock option plan duly approved by the Board of Directors and stockholders of Clinical Data, (2) the issuance of scheduled dividends on the Series A Preferred Stock, (3) the payment of cash dividends by the Company to holders of common stock in the ordinary course of business or as described above, or (4) the repurchase by the Company of up to 5,000 shares of common stock, in the aggregate, on the open market pursuant to a repurchase plan approved by the Board of Directors of the Company; or
  the creation of any special reserves under Section 171 of the General Corporation Law of Delaware.

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

Redemption - Shares of the Series A Preferred Stock are not redeemable.

At the meeting of shareholders held on September 25, 2003, the shareholders approved the convertibility of each share of Series A Preferred Stock into 10 shares of the Company’s common stock. On November 10, 2003, 202,665 shares of the Series A Preferred Stock were converted to common stock at the option of certain holders of the Series A Preferred Stock.

(4) Debt

Financing for the acquisition of the EDx assets was accomplished with $5.5 million of a $10 million revolving credit facility with a financial institution. All outstanding principal under the credit facility is payable on demand. The credit facility has an original term of three years and automatically renews from year to year if neither party terminates the agreement. There are prepayment penalties if the Company terminates the credit facility prior to the end of its term. The credit facility includes a term loan for $160,000 payable in 60 equal monthly installments.

Borrowings under the credit facility bear interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (1.12% at September 30, 2003). Approximately $3.2 million of principal was outstanding at September 30, 2003, including the term loan. The borrowings under the credit facility are secured by trade receivables and inventories; based upon the available collateral, approximately $3.5 million of additional capacity was available to the Company as of September 30, 2003. The credit facility requires the Company to comply with certain financial covenants, the most restrictive being a debt service ratio. Additionally, the credit facility restricts the Company’s ability to pay dividends.

In November 2003 the Company executed amendments to the revolving credit facility to change the name of the borrower to conform to a change in the name of the borrowing entity, to reflect the merger of certain previous borrowers into one entity, to update the locations of certain collateral, as required by the loan agreement, and to modify a covenant.

In August 2003, the Company entered into a relationship with an Australian bank that provides for an A$300,000 (approximately $204,000) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (10.15% at September 30, 2003). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. There are no amounts outstanding.

(5) Commitments and Contingencies

Indemnifications

Under the EDx Asset Purchase Agreement, the Company agreed to indemnify the sellers with respect to certain EDx customer and vendor agreements and, in connection therewith, entered into a Stock Pledge Agreement with Elan Pharmaceuticals, Inc. as of June 25, 2003, pursuant to which the Company pledged its shares of Landmark as collateral security for the Company’s performance of such indemnification obligations. The Company does not believe these indemnification obligations will have a material adverse effect on its consolidated financial position or results of operations. These indemnification obligations expire on April 29, 2004.

Guarantor agreements

Pursuant to the provisions in some of the Company’s agreements, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a distributor or end user based on a claim that the Company’s product infringe intellectual property rights. The Company has never incurred costs to defend lawsuits or settle claims related to these contract provisions. As a result, the Company believes the risk of these provisions is minimal. Accordingly, the Company has recorded no liabilities for these provisions as of September 30, 2003.

The liabilities recorded with respect to the indemnifications and guarantees are de minimus.

(6) Segment and Geographic Data

The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. The Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories; and All Other. The "All Other" column includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments. The Clinic and Small Hospital segment includes the activities of Vital Diagnostics, Vital Scientific and Landmark. The Physician’s Office Laboratories segment consists of the business created through the acquisition of the assets of EDx and the merger of GPSI.

In prior periods, the Company reported and managed its business as principally three operating segments: the manufacture and sale of scientific instrumentation (Vital Scientific), the sale of instruments and consumables in Australia (Vital Diagnostics) and the design and marketing of process monitoring instrumentation (NovaChem). The segment information for the three and six months ended September 30, 2002 has been reclassified to conform to the realignment of the Company’s operations and reporting segments.

The Company evaluates performance based on the revenues, cost of revenues and operating expenses and net income (loss).

Segment information for the three months ended September 30, 2003 and 2002 is as follows:

	Clinic & Small Hospitals	Physician’s Office Labs	All Other	Total
Revenues
2003	$5,187,454	$7,383,025	$7,074	$12,577,553
2002	3,617,754	-	4,279	3,622,033
Cost of revenues and operating expenses
2003	$4,661,518	$7,493,304	$219,155	$12,373,977
2002	3,352,641	-	76,513	3,429,154
Net income (loss)
2003	$485,434	$(65,035)	$(261,247)	$159,152
2002	165,095	-	(86,368)	78,727
Capitalized expenditures
2003	$36,952	$47,515	$-	$84,467
2002	367,471	-	1,836	369,307

Segment information for the six months ended September 30, 2003 and 2002 is as follows:

	Clinic & Small Hospitals	Physician’s Office Labs	All Other	Total
Revenues
2003	$10,988,772	$11,981,143	$13,181	$22,983,096
2002	6,904,538	-	6,850	6,911,388
Cost of revenues and operating expenses
2003	$9,986,605	$12,459,438	$425,159	$22,871,202
2002	6,562,431	-	150,886	6,713,317
Net income (loss)
2003	$795,935	$(515,770)	$(180,696)	$99,469
2002	133,513	-	(73,301)	60,214
Capitalized expenditures
2003	$124,412	$115,272	-	$239,684
2002	516,101	-	45,825	561,926

The Company’s total assets as of September 30, 2003 and March 31, 2003, have been allocated to the segments as follows:

Total assets
September 30, 2003	$11,309,316	$24,187,848	$1,052,941	$36,550,105
March 31, 2003	10,404,413	-	793,354	11,197,767

Based upon the location of customers, the Company’s revenues are recognized in the following geographies for the three and six months ended September 30, 2003 and 2002:

For the three months ended September 30:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2003	$7,485,443	$2,453,929	$734,535	$1,903,646	$12,577,553
2002	23,437	953,412	984,636	1,660,548	3,622,033

For the six months ended September 30:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2003	$12,228,476	$4,794,640	$2,070,302	$3,889,678	$22,983,096
2002	75,754	1,899,563	1,994,398	2,941,673	6,911,388

(7) Related Party Transactions

The law firm of Malman & Goldman, LLP, of which Arthur B. Malman, a director of the Company, is a partner, provided legal services to the Company during fiscal year 2004. The fees invoiced by Malman & Goldman, LLP amounted to approximately $56,400.

In addition, see discussion of related party nature of business combinations discussed in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are based largely on current expectations and projections about future events affecting Clinical Data’s business. The words "will," "expects," "believes," "anticipates," "seeks," "could" and "should" and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Clinical Data’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report on Form 10-QSB are subject to risks, uncertainties and assumptions including, among other things:

  general economic and business conditions, both nationally and internationally and in Clinical Data’s markets;
  the impact of technological developments and competition;
  Clinical Data’s expectations and estimates concerning future financial performance, financing plans and the impact of competition;
  the ability to successfully integrate the businesses of Landmark, GPSI and the purchased assets of Elan Diagnostics into Clinical Data’s business; and
  the impact of current, pending or future legislation and regulation.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-QSB might not occur. Clinical Data undertakes no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company's Form 10-KSB for the fiscal year ended March 31, 2003, as amended on July 29, 2003, the Company's most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation and the allowance for doubtful accounts. We considered the disclosure requirements of Financial Release ("FR") 60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing materially changed during the three and six months ended September 30, 2003 that would warrant further disclosure.

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company completed three business combinations in April 2003. In accordance with SFAS No. 141, the Company has accounted for the transactions based on the fair value of the assets purchased. The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying values of the recorded assets and liabilities, the establishment of certain intangible assets, the determination of the useful lives of intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The preliminary allocations of the purchase prices is based on the best estimates of management and is subject to revision based on final determination of fair values.

In accordance with the requirements of SFAS No. 142, the Company will be required to perform an annual impairment test of the carrying value of goodwill. The results of the annual impairment tests can be impacted by the Company’s operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which the Company and its customer operate.

Liquidity and Capital Resources

The Company has cash and cash equivalents of approximately $480,000 and working capital of approximately $5,700,000 at September 30, 2003 as compared to cash and cash equivalents of approximately $799,000 and working capital of approximately $3,300,000 at March 31, 2003. Cash provided from operations approximated $2,798,000 for the six months ended September 30, 2003. The net cash flows provided by operating activities resulted from working capital uses, primarily the increase in accounts receivable and the decrease in accounts payable, offset by an increase in accrued expenses and a decrease in inventories. During the six months ended September 30, 2003, the Company used approximately $6,384,000 of cash in investing activities. $5,915,000 of this cash was used for the April 2003 acquisitions. Financing activities during the six months ended September 30, 2003 provided approximately $3,231,000, reflecting net proceeds of $3,074,00 from the credit facility used to finance the acquisition of assets from EDx.

In April 1998, the Company entered into a relationship with a major Dutch bank that provides for a €1,815,000 (approximately $2,116,000) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At March 31, 2003, the base rate was 3.5%, therefore the cost to borrow under this line of credit was 5.0%. Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of September 30, 2003, the Company was in compliance with such covenants. There were no amounts outstanding as of September 30, 2003.

In March 2003, the Company entered into a loan agreement with a financial institution that provides for loan availability for up to $10,000,000, including a line of credit and a term loan in the amount of $160,000. The loan bears interest at the rate of either 1/4 of one percent in excess of prime or 300 basis points above the LIBOR rate. The line of credit has an original term of three years and automatically renews from year to year if neither the lender nor the Borrowers terminate the line of credit. Trade receivables and inventory are provided as collateral for line of credit. Approximately $5,500,000 was drawn on the credit facility to fund the business combinations in April 2003. At September 30, 2003, approximately $3,074,000 is outstanding on the line and $147,000 on the term loan. Based upon available collateral, approximately $3,500,000 of additional capacity was available to be drawn by the Company. The line of credit requires the Company to comply with certain financial covenants. As of September 30, 2003, the Company was in compliance with such covenants.

In November 2003 the Company executed amendments to the revolving credit facility to change the name of the borrower to conform to a change in the name of the borrowing entity, to reflect the merger of certain previous borrowers into one entity, to update the locations of certain collateral, as required by the loan agreement, and to modify a covenant.

In August 2003, the Company entered into a relationship with an Australian bank that provides for an A$300,000 (approximately $204,000) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (10.15% at September 30, 2003). ). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. As of September 30, 2003, the Company was in compliance with such covenants. There were no amounts outstanding on September 30, 2003.

On July 14, 2003, the Company declared a cash dividend of $0.01 per share for holders of common stock on record on August 22, 2003. The dividend was paid on September 23, 2003. The total dividend paid was approximately $19,000.

The Company's sources of cash include cash balances, the aforementioned lines of credit and cash flows from operations. The Company believes that available funds and cash flows from operations will provide it with sufficient liquidity for the next 12 months.

The preferred stock issued in connection with the GPSI and Landmark transactions discussed above has an annual 10% dividend that first begins to accrue on July 1, 2004 and is first payable on December 1, 2004. The Company expects that the preferred stock will be converted to common stock prior to July 1, 2004.

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

The Company periodically enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There was $650,000 of foreign exchange forward contracts outstanding at September 30, 2003. Gains and losses related to these instruments for fiscal years 2003 and 2002 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

The operations of the Company have been significantly impacted by the business combinations discussed above in Note 2 to the unaudited interim condensed consolidated financial statements. The reported operations and business segments now reflect these business combinations. The Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. All Other includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments.

The Clinic and Small Hospital segment includes the activities of Vital Diagnostics, Vital Scientific and Landmark. The Physician’s Office Laboratories segment consists of the business created through the acquisition of the assets of Elan Diagnostics and the merger of GPSI. As the Physician’s Office Laboratories segment is a new operation for the Company, comparative analysis is not meaningful. Management has closed the operations in Greensboro, North Carolina and consolidated them into the Company’s operations in Smithfield, Rhode Island and Brea, California during the second fiscal quarter of 2004. Results for the six months ended September 30, 2003, include the expenses of operating the Greensboro, North Carolina facility through the end of July 2003.

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which is primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. The spot rate on September 30, 2003 is up 18.5% on the US Dollar as compared to the spot rate on September 30, 2002. For the three and six months ended September 30, 2003 and 2002, the average Euro/dollar exchange rate is up 14.3% and 18.8%, respectively, against the U.S. Dollar for the three and six months then ended.

Results for the consolidated company include operations of the businesses acquired in the business combination from April 30, 2003, through September 30, 2003, or approximately five months of operations.

Three Months ended September 30, 2003 compared to the Three Months ended September 30, 2002

Consolidated revenues for the quarter ended September 30, 2003 increased from $3,622,000 to $12,578,000, or 247.3%, as compared to the quarter ended September 30, 2002. $7,466,000 of this increase is attributable to the aforementioned businesses and assets acquired in the business combination. Revenue from the businesses existing during the three months ended September 30, 2002, increased $1,671,000 or 46.1% of which $1,151,000 of the increase is the result of increased sales volume in the Clinic and Small Hospital segment. The remainder, totaling $520,000, is the result of favorable foreign exchange rates.

The gross profit margin as a percentage of revenues decreased from 35.4% for the three months ended September 30, 2002 to 28.1% for the three-months ended September 30, 2003. For the businesses existing during the three months ended September 30, 2002, gross margin decreased from 35.4% to 32.8%. This decrease is the result of normal product mix and product cost fluctuations. Gross profit from the businesses acquired in the business combination was 24.2%. The gross profit for the three months ended September 30, 2003 was impacted by the revaluation of the acquired inventory to fair value. The revaluation of the acquired inventory to fair value resulted in an increase in cost of goods sold of $774,000 compared to the costs that would have been recognized using the lower of cost or market valuation that would have been used if the inventory had not been revalued. Substantially all of the fair value adjustment recorded in the purchase price has been included in cost of sales between April 30, 2003 and September 30, 2003.

For the three months ended September 30, 2003, sales and marketing expenses increased from $386,000 to $1,291,000, or 234.0%. $875,000 of this increase is attributable to businesses and assets acquired in the business combination. Sales and marketing expenses for the businesses included in the three months ended September 30, 2002, increased $30,000 or 8.0%. The Company expects sales and marketing expenses to continue at approximately 11%-12% of consolidated revenues.

Research and development costs for the second quarter of fiscal year 2004 were $425,000 versus $299,000 for the second quarter of fiscal year 2003 or an increase of 42.0%. Approximately $208,000 of this increase is attributable to research and development expenses incurred by the acquired businesses and related to the integration of products from the acquired business into legacy product lines. Research and development expenses for the businesses included in the three months ended September 30, 2002, decreased $82,000 or 27.4%. The Company expects research and development expenses to continue at the current level through the end of the fiscal year.

Certain software development costs during the three months ended September 30, 2003 and 2002 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). For the three months ended September 30, 2003 and 2002, approximately $101,000 and $64,000, respectively, were capitalized. Amortization of these costs is included in the cost of revenues and for the three months ended September 30, 2003 and 2002, totaled approximately $16,000 and $46,000, respectively.

General and administrative costs increased from $405,000 to $1,619,000 or 300.0% for the three months ended September 30, 2003 as compared to the same time last year. $1,089,000 of this increase is attributable to businesses and assets acquired in the business combination. General and administrative costs for the businesses included in the Company on September 30, 2002, increased $125,000 or 30.9%. $89,000 of this increase is due to integration and acquisition related costs. The remainder increased commensurate with the increase in revenues. The Company expects general and administrative costs to remain constant as a percentage of revenue, but increase in total dollars, as the Company completes the integration of the acquired businesses.

Interest income increased $57,000 for the three month period and relates to acquired lease receivables. Interest expense increased from $9,000 to $109,000 for the three month comparatives. This increase is primarily attributable to the new interest expense incurred on the line of credit used to purchase the assets of EDx. The Company expects interest expense to remain at this level in the next quarter.

Other income and expense is principally due to the effects of foreign currency transaction gains and losses, which were not material during the periods presented.

The provision for income taxes decreased from $93,000 to $31,000 for the three months ended September 30, 2003 as compared to the same period in 2002. The effective tax rate for the three months ended September 30, 2003 and 2002 was 15% and 52%, respectively. The effective tax rate differs from the statutory federal rate of 35% primarily due to the lower rates of tax in foreign jurisdictions.

Six Months ended September 30, 2003 compared to the Six Months ended September 30, 2002

Consolidated revenues for the six months ended September 30, 2003 increased from $6,911,000 to $22,983,000, or 232.5%, as compared to the six months ended September 30, 2002. $12,364,000 of this increase is attributable revenues from the aforementioned businesses and assets acquired in the business combination. Revenue from the businesses existing during the six months ended September 30, 2002, increased $3,957,000 or 57.3% of which $2,659,000 of the increase is the result of increased sales of in the Clinic and Small Hospital segment. The remainder, totaling $ 1,298,000, is the result of favorable foreign exchange rates.

The gross profit margin as a percentage of revenues decreased from 32.8% for the six months ended September 30, 2002 to 29.5% for the six months ended September 30, 2003. For the businesses existing during the six months ended September 30, 2002, gross margin decreased from 32.8% to 30.9%. This decrease is the result of normal product mix and product cost fluctuations. Gross profit from the businesses acquired in the business combination was 27.7%. The gross profit for the six months ended September 30, 2003 was impacted by the revaluation of the acquired inventory to fair value. The revaluation of the acquired inventory to fair value resulted in an increase in cost of goods sold of $1,737,000 compared to the costs that would have been recognized using the lower of cost or market valuation that would have been used if the inventory had not been revalued.

For the six months ended September 30, 2003, sales and marketing expenses increased from $748,000 to $2,639,000, or 253.1%. $1,778,000 of this increase is attributable to businesses and assets acquired in the business combination. Sales and marketing expenses for the businesses included in the six months ended September 30, 2002, increased $113,000 or 15.1%. This increase is due primarily to foreign currency translation.

Research and development costs for the first six months of fiscal year 2004 were $835,000 versus $558,000 for the first six months of fiscal year 2003 or an increase of 49.7%. Approximately, $361,000 of this increase is attributable to research and development expenses incurred by the acquired businesses. Research and development expenses for the businesses included in the six months ended September 30, 2002, decreased $84,000 or 15.1%. The Company expects research and development expenses to continue at the current level through the end of the fiscal year.

Certain software development costs during the six months ended September 30, 2003 and 2002 were capitalized in accordance with SFAS No. 86. For the six months ended September 30, 2003 and 2002, approximately $263,000 and $114,000, respectively, were capitalized. Amortization of these costs is included in the cost of revenues and for the six months ended September 30, 2003 and 2002, totaled approximately $31,000 and $90,000, respectively.

General and administrative costs increased from $764,000 to $3,185,000 or 316.9% for the six months ended September 30, 2003 as compared to the same time last year. $2,088,000 of this increase is attributable to businesses and assets acquired in the business combination. General and administrative costs for the businesses included in the Company on September 30, 2002, increased $333,000 or 43.6%. $241,000 of this increase is due to integration and acquisition related costs. The remainder increased commensurate with the increase in revenues. The Company expects general and administrative costs to remain constant as a percentage of revenue, but increase in total dollars, as the Company completes the consolidation of its business combinations.

Interest income increased $55,000 for the six-months ended September 30, 2003 compared to the six months ended September 30, 2002. Interest expense increased from $18,000 to $139,000 for the six-month periods ended September 30, 2002 to September 30, 2003. This increase is primarily attributable to the interest expense incurred on the new line of credit used to purchase the assets of EDx.

Other income and expense is principally due to the effects of foreign currency transaction gains and losses which were not material during the periods presented.

The provision for income taxes decreased from $108,000 to a benefit of $26,000. The effective tax rate for the six months ended September 30, 2003 was (31%) versus 62% for 2002. The effective rate in the current fiscal year reflects a foreign jurisdiction tax rate of approximately 35% offset by a combined federal and state domestic tax benefit of 40%. In the prior year, the effective tax rate was higher reflecting certain operating losses in domestic and foreign jurisdictions that were not benefited.

Item 3: Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, except as noted below, our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC.

As discussed elsewhere in this report (see Note 2, Business Combinations, in notes to unaudited consolidated financial statements), on April 29, 2003, the Company purchased substantially all of the assets of Elan Diagnostics, Inc. and merged with Landmark Scientific, Inc. and Group Practice Services Incorporated. We consolidated all of the accounting operations of the former Elan Diagnostics, Landmark and GPSI into the accounting operations and controls and procedures in Smithfield, Rhode Island, effective July 31, 2003.

We reviewed our internal controls, and except as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

At the Special Meeting in Lieu of Annual Meeting of Stockholders held on September 25, 2003, the following matters were submitted to a vote of the security holders:

(a) Directors elected as follows:
Larry D. Horner	Arthur B. Malman
Randal J. Kirk	Israel M. Stein

(b) Matters voted on as follows:	For	Against	Withheld Authority
Election of directors:
Larry D. Horner	1,800,018	42,419	-
Randal J. Kirk	1,799,882	42,555	-
Arthur Malman	1,799,882	42,555	-
Israel M. Stein	1,800,018	42,419	-
To ratify the selection of the Company’s independent accountants	1,842,139	136	162
To increase the number of shares of common stock	1,757,103	83,486	1,848
To increase the number of shares of preferred stock	1,432,938	104,512	2,847
To approve the change in the name of the Company to Clinical Data, Inc.	1,828,061	12,621	1,755
To approve the convertibility of the outstanding Series A Preferred Stock	1,471,465	62,008	7,006

To be adopted, the following proposals also had to be approved by a majority of the shares of outstanding common stock that were not held by the Company’s directors and officers. The results of these votes is as follows:

To increase the number of shares of common stock	450,039	83,486	1,848
To increase the number of shares of preferred stock	125,874	104,512	2,847
To approve the change in the name of the Company to Clinical Data, Inc.	520,997	12,621	1,755
To approve the convertibility of the outstanding Series A Preferred Stock	164,401	62,008	7,006

Item 5: Other information: None

Item 6: (a) Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Certificate of Incorporation of Novitron International, Inc. dated as of September 30, 2003, changing the name to Clinical Data, Inc.
10.1	Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and Clinical Data, BCC and GSPIA, as Borrowers (previously filed as Exhibit 10.1 to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference).
10.2	Amendment No. 1 to the Loan Agreement, dated April 29, 2003, among LaSalle, Clinical Data, BCC and GSPIA (previously filed as Exhibit 10.2 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference)
10.3	Stock Pledge Agreement, dated as of June 25, 2003, between Novitron and Parent (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference
10.4	Amendment Number 2 to the Loan Agreement, dated October 30, 2003, among LaSalle and Clinical Data (filed herewith as Exhibit 10.4)
10.5	Amendment Number 3 to the Loan Agreement, dated November 12, 2003, among LaSalle and Clinical Data (filed herewith as Exhibit 10.5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

1.	On July 7, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that Novitron’s Board of Directors had declared a quarterly cash dividend of $0.01 per common share, payable on September 23, 2003, to shareholders of record on August 22, 2003
2.	On July 14, 2003, the Company filed a Current Report on Form 8-K/A amending and restating in its entirety the information set forth under Item 7 of the Company’s Current Report on Form 8-K filed May 12, 2003, to file the financial statements of the merged and acquired businesses and the pro forma financial statements required by Item 7 of Form 8-K.
3.	On September 26, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 the results of the votes taken at the Company’s Special Meeting in Lieu of Annual Meeting of Stockholders on September 25, 2003.
4.	On October 7, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company had changed its name from Novitron International, Inc. to Clinical Data, Inc. effective October 1, 2003.

.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: November 14, 2003	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: November 14, 2003	Mark D. Shooman Chief Financial Officer