Form 10QSB
period 2003-12-31
CLINICAL DATA INC
filed 2004-02-17
CIK 716646

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended	Commission File Number
December 31, 2003	0-12716

Clinical Data, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State of incorporation)	(IRS Employer ID Number)
One Gateway Center, Suite 411, Newton, Massachusetts	02458
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of February 5, 2004 is 4,356,849

Transitional Small Business Disclosure Format: Yes ___ No X

Clinical Data, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2003	March 31, 2003
CURRENT ASSETS:
Cash and cash equivalents	$ 1,506,225	$ 798,918
Accounts receivable, less allowance of $332,300 and $97,600 at December 31, and March 31, 2003, respectively	10,643,650	3,461,075
Inventories	10,124,885	4,148,273
Lease receivables	671,084	-
Prepaid expenses and other current assets	1,554,353	479,518
Total current assets	24,500,197	8,887,784

EQUIPMENT, at cost:
Manufacturing and computer equipment	4,488,894	3,074,936
Leasehold improvements	1,057,067	444,003
Furniture and fixtures	606,597	391,985
Vehicles	157,825	88,447
	6,310,383	3,999,371
Less: accumulated depreciation and amortization	4,091,399	2,956,147
	2,218,984	1,043,224

OTHER ASSETS:
Goodwill	7,440,358	-
Intangibles, net	1,201,312	-
Other assets, net	2,195,406	1,266,759
Total other assets	10,837,076	1,266,759

TOTAL ASSETS	$ 37,556,257	$ 11,197,767

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Continued)

	December 31, 2003	March 31, 2003
CURRENT LIABILITIES:
Revolving credit facility	$ 2,141,020	$ -
Current portion of long-term debt	56,962	29,227
Accounts payable	6,230,467	3,332,395
Accrued expenses	6,036,132	1,902,842
Customer advances	2,138,625	48,617
Accrued income taxes	542,598	235,049
Total current liabilities	17,145,804	5,548,130

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	187,950	23,971
Deferred taxes	342,906	217,383
Other long-term liabilities	846,474	-
Total long-term liabilities	1,377,330	241,354

MINORITY INTEREST	71,385	62,294

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,500,000 and 1,000,000 shares authorized at December 31, and March 31, 2003, respectively Series A Nonvoting, Convertible Preferred stock 250,000 shares designated; 44,585 and 0 shares issued and outstanding at December 31, and March 31, 2003, respectively	446	-
Common stock, $.01 par value Authorized: 12,000,000 and 6,000,000 shares at December 31, and March 31, 2003, respectively Issued: 3,910,999 and 1,874,974 at December 31, and March 31, 2003, respectively Outstanding: 3,890,511 and 1,854,486 at December 31, and March 31, 2003, respectively	39,110	18,750
Additional paid in capital	16,960,470	4,937,890
Retained earnings	917,075	305,251
Treasury stock, 20,488 shares at cost, at December 31, and March 31, 2003	(55,724)	(55,724)
Accumulated other comprehensive income	1,100,361	139,822
Total stockholders’ equity	18,961,738	5,345,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 37,556,257	$ 11,197,767

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
REVENUES	$13,797,235	$4,565,723	$36,780,331	$11,477,111
COST OF REVENUES	9,389,348	3,172,435	25,601,625	7,816,749
Gross profit	4,407,887	1,393,288	11,178,706	3,660,362
OPERATING EXPENSES:
Sales and marketing	1,475,367	413,368	4,114,669	1,160,875
Research and development	569,529	344,631	1,404,429	902,262
General and administrative	1,322,591	452,096	4,507,314	1,215,961
Total operating expenses	3,367,487	1,210,095	10,026,412	3,279,098
Income from operations	1,040,400	183,193	1,152,294	381,264

Interest expense	(44,317)	(8,233)	(183,609)	(26,043)
Interest income	44,821	6,976	118,655	26,264
Other (expense) income, net	(30,438)	(3,206)	4,973	(28,109)
Income before provision for income taxes and minority interest	1,010,466	178,730	1,092,313	353,376
Provision for income taxes	(380,708)	(68,166)	(355,021)	(175,965)
Minority interest	(1,025)	(4,731)	(9,091)	(11,364)
Net income	628,733	105,833	728,201	166,047
Preferred stock deemed dividend	(121,850)	-	(492,023)	-
Net income applicable to common stockholders	$506,833	$105,833	$236,178	$166,047

Basic net income per share	$0.17	$0.06	$0.11	$0.09
Diluted net income per share	$0.14	$0.06	$0.10	$0.09
Cash dividends per share	$0.01	$0.01	$0.03	$0.03

Weighted Average Shares:
Basic	2,987,330	1,854,034	2,237,056	1,844,696
Diluted	4,450,739	1,922,404	2,349,820	1,917,162

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 728,201	$166,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	1,014,916	453,361
Minority interest	9,091	11,364
Loss on sale of equipment	6,761	-
Changes in current assets and liabilities, net of businesses acquired -
Accounts receivable	(1,093,433)	(801,572)
Inventories	2,810,047	45,341
Prepaid expenses and other current assets	350,134	(129,828)
Accounts payable	1,076,350	(999,265)
Accrued expenses	15,299	(57,397)
Customer advances	(16,963)	6,608
Accrued income taxes	123,961	41,710
Net cash provided by (used in) operating activities	5,024,364	(1,263,631)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	(5,915,319)	-
Purchases of equipment	(394,602)	(643,831)
Proceeds from sales of equipment	49,117	8,476
Software development costs	(365,074)	(186,232)
Net cash used in investing activities	(6,625,878)	(821,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	2,141,020	262,112
Proceeds from long-term debt	196,297	44,224
Principal payments of long-term debt	(13,041)	(20,321)
Payment of cash dividend	(116,376)	(47,677)
Exercise of employee stock options	18,876	24,020
Purchase of treasury stock	-	(14,225)
Net cash provided by financing activities	2,226,776	248,133

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	82,045	292,708

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	707,307	(1,544,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	798,918	1,775,903

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2003 and 2002	$1,506,225	$231,526

Supplemental disclosure of non-cash activity: Convertible Preferred Stock issued for acquisitions	$12,024,509	$ -

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(1) Operations and Accounting Policies

Clinical Data, Inc. ("the Company") prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2003, as amended on July 29, 2003 and December 12, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results for an entire fiscal year.

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

(a) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, and March 31, 2003:

	December 31, 2003	March 31, 2003
Raw materials	$4,636,788	$2,497,047
Work-in-process	885,660	578,284
Finished goods	4,602,437	1,072,942
	$10,124,885	$4,148,273

(b) Net Income Per Share

Basic net income per share is determined by dividing net income applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share was determined by dividing net income applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and convertible preferred stock based on the treasury stock method.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(Continued)

(1) Operations and Accounting Policies (continued)

(b) Net Income Per Share (continued)

The Series A Nonvoting Convertible Preferred Stock (the "Series A Preferred Stock") provides for a cumulative dividend at a rate of 10% per annum commencing July 1, 2004. In the event that the Series A Preferred Stock is converted to common stock prior to July 1, 2004, the 10% dividend will not accrue or be paid. Upon conversion, the Series A Preferred Stock will receive any dividends paid on the Company’s common stock while the Series A Preferred Stock is outstanding. On November 10, 2003, 202,665 shares of the Series A Preferred Stock were converted to common stock. Prior to conversion, deemed dividends totaling $262,889 had reduced net income applicable to common shareholders in prior quarters and was excluded from the earnings per share calculation for the three and nine months ended December 31, 2003. In January 2004 the remaining 44,585 shares of the Series A Preferred Stock were converted to common stock and the deemed dividends on these shares will be reversed during the three months ended March 31, 2004.

	For the three months: December 31,		For the nine months: December 31,
	2003	2002	2003	2002
Net income	$ 628,733	$105,833	$728,201	$166,047
Preferred stock deemed dividend	(121,850)	-	(492,023)	-
Net income applicable to common stockholders	$506,883	$105,833	$236,178	$166,047

The numbers of basic and diluted weighted average shares outstanding are as follows:

	For the three months: December 31,		For the nine months: December 31,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	2,987,330	1,854,034	2,237,056	1,844,696
Dilutive effect of:
Common stock options	136,407	68,370	112,764	72,466
Series A Preferred Stock	1,327,002	-	-	-
Diluted weighted average shares outstanding	4,450,739	1,922,404	2,349,820	1,917,162

As of December 31, 2003 were 9,000 common stock options that were not included in the diluted earnings per share calculations as the effect of including these options would have been anti-dilutive. The Series A Preferred Stock has been excluded from the calculation of earnings per share for the nine months ended December 31, 2003 as the inclusion of the Series A Preferred Stock would be anti-dilutive.

(c) Comprehensive Income

The components of other comprehensive income are as follows:

	For the three months: December 31,		For the nine months: December 31,
	2003	2002	2003	2002
Net income	$628,733	$ 105,833	$728,201	$ 166,047
Translation adjustment	610,658	305,317	960,539	772,482
Total comprehensive income	$1,239,391	$ 411,150	$1,688,740	$938,529

(d) Equity-Based Compensation

The Company accounts for equity awards issued to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. No stock-based employee compensation is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant (110% of the market value if the options were granted to a 10% or greater stockholder).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three and nine months ended December 31, 2003 and 2002:

	For the three months: December 31,		For the nine months: December 31,
	2003	2002	2003	2002
Net income applicable to common stockholders, as reported	$506,883	$105,833	$236,178	$166,047
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,699)	(8,406)	(24,000)	(25,218)
Pro-forma net income applicable to common stockholders	$502,184	$97,427	$212,178	$140,829

Reported basic net income per share	$0.17	$0.06	$0.11	$0.09
Reported diluted net income per share	$0.14	$0.06	$0.10	$0.09
Pro forma basic net income per share	$0.17	$0.05	$0.10	$0.08
Pro forma diluted net income per share	$0.14	$0.05	$0.09	$0.07
  Revenue Recognition

The Company’s product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company enters into sales type lease arrangements with customers. The profits on these sales are deferred and amortized to earnings over the lease terms. The Company recognizes revenue from maintenance services on equipment ratably over the term of the maintenance agreement. Consulting revenues from services provided to Physician’s Office Laboratories ("POLs") are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered.

In November 2002, the Emerging Issues Task Force (the "EITF") reached a consensus opinion on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The Company adopted EITF Issue No. 00-21 effective July 1, 2003. The adoption of EITF Issue No. 00-21 did not have a significant impact on the Company's consolidated financial position or results of operations.

(f) Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at December 31, and March 31, 2003 represent unasserted warranty claims. A summary of warranty reserve activity for the nine months ended December 31, 2003 is as follows:

Accrued Warranty – March 31, 2003	$122,515
Assumed during the purchase of assets of Elan Diagnostics	1,354,147
Provisions for the nine months ended December 31, 2003	453,459
Less: warranty claims for the nine months ended December 31, 2003	(875,075)
Accrued Warranty – December 31, 2003	$1,055,046

(g) Concentration of Credit Risk

For the three and nine months ended December 31, 2003, the Company had sales to one customer amounting to approximately 10% and 13% of consolidated revenues, respectively. Accounts receivable at December 31, 2003 due from this customer totaled 18%.

For the three months ended December 31, 2002, the Company had sales to one customer of 18%. For the nine months ended December 31, 2002, the Company had sales to three customers amounting to approximately 10% each or 31% in aggregate.

(h) Goodwill and Intangibles

In connection with the business combinations discussed in Note 2, the Company has recorded goodwill and intangibles assets, consisting primarily of customer relationships. The customer relationships are being amortized over 3-4 years. All intangible assets are subject to impairment tests on a periodic basis.

The Company completed the annual impairment test of goodwill, as required by SFAS 142, "Goodwill and Other Intangible Assets," on December 31, 2003. The Company, assisted by independent valuation specialist, concluded that as of December 31, 2003, there was no impairment of goodwill.

(i) Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

(2) Business Combinations

On April 29, 2003, the Company, Landmark Scientific, Inc., ("Landmark"), a corporation controlled by Randal J. Kirk, a member of the Board of Directors of the Company ("Mr. Kirk"), and Spectran Holdings, Inc., a wholly owned subsidiary of the Company ("Spectran"), executed an Amended and Restated Agreement and Plan of Merger (the "Landmark Merger Agreement"), pursuant to which the Company acquired 100% of Landmark by means of a merger (the "Landmark Merger") of Landmark with and into Spectran. The Landmark Merger was consummated on April 29, 2003. In consideration of the Landmark Merger, the Company issued 25,000 shares of Series A Preferred Stock with an aggregate fair value of approximately $1,200,000. Transaction costs totaled approximately $177,000. The Company determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share.

Also on April 29, 2003, the Company, Group Practice Services Incorporated ("GPSI"), a corporation also controlled by Randal J. Kirk, and a wholly owned subsidiary of the Company executed an Agreement and Plan of Merger (the "GPSI Merger Agreement") pursuant to which the Company acquired 100% of GPSI (the "GPSI Merger"). The GPSI Merger was consummated on April 29, 2003. In consideration of the GPSI Merger, the Company issued 222,250 shares of Series A Preferred Stock with an estimated aggregate fair value of approximately $10,800,000. Transaction costs totaled approximately $134,000. The Company determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share.

On April 29, 2003, the Company acquired substantially all of the assets of Elan Diagnostics, Inc. ("EDx"). The acquisition was made pursuant to an Asset Purchase Agreement, dated as of December 9, 2002, as amended on February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, among Elan Pharmaceuticals, Inc., the parent company of EDx, EDx, and the Company (as amended, the "Asset Purchase Agreement"). The aggregate purchase price was $7,500,000 and transaction costs totaled approximately $801,000.

Landmark is a laboratory equipment distribution company. GPSI, provides POL management and consulting services in the U.S. GPSI also owns and operates reference laboratories, provides sales and support services to Landmark, sells laboratory reagents and supplies, and refurbishes, sells and maintains laboratory equipment. EDx, located in Smithfield, Rhode Island, supplies clinical chemistry instrumentation, reagents and support resources to the POL market in the United States. The Company’s wholly-owned subsidiary, Clinical Data Sales & Service, Inc., now utilizes the businesses acquired in the GPSI Merger and the EDx asset acquisition to design, implement and manage laboratories to improve quality of care, increase operating efficiencies, and enhance revenue opportunities for physician practices. During the quarter ended September 30, 2003, the operations of Landmark and GPSI, formerly located in Greensboro, North Carolina, were moved to Smithfield, Rhode Island.

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

	Landmark	GPSI	Elan
Fair value of preferred stock issued	$1,216,000	$10,809,000	$ -
Cash paid			7,500,000
Transactions costs	177,000	134,000	801,000
Less cash acquired	(206,000)	(2,061,000)	(0)
Total purchase price	$1,187,000	$8,882,000	$8,301,000

Fair value of assets acquired and liabilities assumed:
Current assets	$680,000	$1,242,000	$12,169,000
Fixed assets	4,000	152,000	1,134,000
Amortizing intangible assets	-	1,479,000	-
Long-term assets	12,000	59,000	1,927,000
Current liabilities	(142,000)	(616,000)	(6,004,000)
Long-term liabilities	-	(241,000)	(925,000)
Subtotal	554,000	2,075,000	8,301,000
Goodwill	633,000	6,807,000	0
Total purchase price	$1,187,000	$8,882,000	$8,301,000

In allocating the purchase price, the acquired inventories were increased by approximately $1.8 million over the carrying value of that of the acquired companies, representing manufacturing profit. During the three and nine months ended December 31, 2003, the reported cost of goods sold was negatively impacted by approximately $6,000 and $1,743,000, respectively, as this inventory was sold. The Company expects the remaining acquired inventories to be sold over the next year.

The Company has completed a preliminary valuation of the intangible assets acquired in the business combinations. Intangible assets comprised primarily of customer relationships in GPSI have been valued at $1,479,000 and are being amortized over 3-4 years.

The preliminary allocations of the purchase prices included in the current period balance sheet are based on the best estimates of management and are subject to revision based on final determination of fair values and the resolution of certain contingencies.

The results of operations of the acquired companies have been included in operations from the date of acquisition. The following unaudited pro forma summary operating information presents the consolidated results of operations of the Company as if the acquisitions had occurred on April 1, 2003 and 2002, respectively, after giving effect to adjustments including depreciation, interest on the debt incurred to the fund the acquisitions and income taxes. This unaudited pro forma financial information may not be representative or be indicative the what would have occurred had the acquisitions been made as of April 1, 2003 or 2002, respectively, or results which may occur in the future

	For the three months: December 31,		For the nine months: December 31,
	2003	2002	2003	2002
Revenues	$13,797,000	$11,782,000	$39,330,000	$33,356,000
Net income (loss)	$629,000	$427,000	$560,000	$(263,000)
Net income (loss) applicable to common shareholders	$589,000	$427,000	$413,000	$(263,000)
Net income (loss) per basic share	$0.20	$0.23	$0.18	$(0.14)
Net income (loss) per diluted share	$0.14	$0.22	$0.18	$(0.14)

(3) Preferred Stock

In connection with the Landmark Merger and the GPSI Merger, the Company authorized 250,000 shares and issued 247,250 shares of Series A Preferred Stock. The Series A Preferred Stock has an initial preference value of $40.01 per share and a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment and on liquidation to the common stock.

On January 12, 2004 the SEC declared effective a registration statement filed by the Company to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. Prior to that date, each holder of shares of Series A Preferred Stock had the right, at any time after the stockholders approved the convertibility of the Series A Preferred Stock on September 25, 2003, to voluntarily convert any or all shares of the Series A Preferred Stock held by such holder into shares of common stock. Certain holders of Series A Preferred Stock voluntarily converted their shares into 2,025,650 shares of common stock on November 10, 2003. On January 12, 2004, the date the Company’s registration statement was declared effective by the SEC, the balance of the issued and outstanding shares of Series A Preferred Stock was automatically converted into 445,850 shares of common stock.

(4) Debt

Financing for the acquisition of the EDx assets was accomplished, in part, with $5.5 million of a $10 million revolving credit facility. All outstanding principal under the credit facility is payable on demand. The credit facility has an original term of three years and automatically renews from year to year if neither party terminates the agreement. There are prepayment penalties if the Company terminates the credit facility prior to the end of its term. The credit facility includes a term loan for $160,000 payable in 60 equal monthly installments.

Borrowings under the credit facility bear interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (1.09% at December 31, 2003). Approximately $2.3 million of principal was outstanding at December 31, 2003 including the term loan. The borrowings under the credit facility are secured by trade receivables and inventories. Based upon the available collateral, approximately $3.7 million of additional capacity was available to the Company as of December 31, 2003. The credit facility requires the Company to comply with certain financial covenants. Additionally, the credit facility restricts the Company’s ability to pay dividends in excess of the $0.01 per share currently being paid by the Company quarterly.

In November 2003 the Company executed amendments to the revolving credit facility to change the name of the borrower to conform to a change in the name of the borrowing entity, to reflect the merger of certain previous borrowers into one entity, to update the locations of certain collateral, as required by the loan agreement, and to modify a covenant.

In August 2003, the Company entered into a relationship with an Australian bank that provides for an A$300,000 (approximately $226,000) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (10.28% at December 31, 2003). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. There are no amounts outstanding.

(5) Commitments and Contingencies

Indemnifications

Under the EDx Asset Purchase Agreement, the Company agreed to indemnify the sellers with respect to certain EDx customer and vendor agreements and, in connection therewith, pledged its shares of Landmark as collateral security for the Company’s performance of such indemnification obligations. The Company does not believe these indemnifications will have a material adverse effect on its consolidated financial position or results of operations. These indemnification obligations expire on April 29, 2004. The liabilities recorded in respect of these indemnification arrangements are de minimus.

Pursuant to the provisions of some of the Company’s distribution and end-user agreements, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a distributor or end user based on a claim that the Company’s product infringes the intellectual property rights of a third party. The Company has never incurred costs to defend lawsuits or settle claims related to these contract provisions. As a result, the Company believes the risk of these provisions is minimal. Accordingly, the Company has recorded no liabilities for these provisions as of December 31, 2003.

(6) Segment and Geographic Data

The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer, who evaluates the Company’s performance based on the revenues, cost of revenues and operating expenses and net income (loss). The Company manages its business as three operating segments as follows: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories; and All Other. The "All Other" column includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments. The Clinic and Small Hospital segment includes the activities of Vital Diagnostics, Vital Scientific and Landmark. The Physician’s Office Laboratories segment consists of the business created through the acquisition of the assets of EDx and the merger of GPSI.

In prior periods, the Company reported and managed its business as principally three operating segments: the manufacture and sale of scientific instrumentation (through Vital Scientific), the sale of instruments and consumables in Australia (through Vital Diagnostics) and the design and marketing of process monitoring instrumentation (through NovaChem). The segment information for the three and nine months ended December 31, 2002 has been reclassified to conform to the realignment of the Company’s operations and reporting segments.

Segment information for the three months ended December 31, 2003 and 2002 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2003	$ 6,538,776	$ 7,221,953	$ 36,506	$ 13,797,235
2002	4,560,934	-	4,789	4,565,723

Cost of revenues and operating expenses
2003	$ 6,171,141	$ 6,489,938	$ 95,756	$ 12,756,835
2002	4,267,450	-	115,080	4,382,530

Net income (loss)
2003	$ 278,287	$310,365	$40,081	$ 628,733
2002	128,971	-	(23,138)	105,833

Capitalized expenditures
2003	$ 152,755	$ 37,433	$ -	$ 190,188
2002	81,405	-	500	81,905

Segment information for the nine months ended December 31, 2003 and 2002 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2003	$ 17,527,548	$ 19,203,096	$ 49,687	$ 36,780,331
2002	11,465,472	-	11,639	11,477,111

Cost of revenues and operating expenses
2003	$ 16,157,746	$ 18,949,375	$ 520,916	$ 35,628,037
2002	10,829,881	-	265,966	11,095,847

Net income (loss)
2003	$ 1,074,222	$ (205,405)	$ (140,616)	$ 728,201
2002	262,486	-	(96,439)	166,047

Capitalized expenditures
2003	$ 277,167	$ 152,705	-	$ 429,872
2002	597,506	-	46,325	643,831

The Company’s total assets as of December 31, 2003 and March 31, 2003, have been allocated to the segments as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Total assets
December 31, 2003	$ 14,215,793	$ 22,653,913	$ 686,551	$ 37,556,257
March 31, 2003	10,404,413	-	793,354	11,197,767

The assets of the Clinics and Small Hospital and Physician’s Office Laboratories segments include goodwill totaling $633,000 and $6,807,000, respectively.

Based upon the location of customers, the Company’s revenues were recognized in the following geographies for the three and nine months ended December 31, 2003 and 2002:

For the three months ended December 31:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2003	$7,349,952	$3,383,566	$1,255,339	$1,808,378	$13,797,235
2002	248,110	1,338,428	1,266,243	1,712,942	4,565,723

For the nine months ended December 31:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2003	$19,578,429	$8,178,206	$3,325,641	$5,698,055	$36,780,331
2002	323,865	3,237,991	3,260,641	4,654,614	11,477,111

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are based largely on current expectations and projections about future events affecting the Company’s business. The words "will," "expects," "believes," "anticipates," "seeks," "could" and "should" and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report on Form 10-QSB are subject to risks, uncertainties and assumptions including, among other things:

  general economic and business conditions, both nationally and internationally and in the Company’s markets;
  the impact of technological developments and competition;
  the Company’s expectations and estimates concerning future financial performance, financing plans and the impact of competition;
  the ability to successfully integrate the businesses of Landmark, GPSI and the purchased assets of Elan Diagnostics into the Company’s business; and
  the impact of current, pending or future legislation and regulation in the U.S. and abroad.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-QSB might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Critical Accounting Policies, Commitments and Certain Other Matters

In the Company's Form 10-KSB for the fiscal year ended March 31, 2003, the Company's most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation and the allowance for doubtful accounts. We considered the disclosure requirements, critical accounting policies, liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing materially changed during the three and nine months ended December 31, 2003 that would warrant further disclosure.

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company completed three business combinations in April 2003. In accordance with SFAS No. 141, the Company has accounted for the transactions based on the fair value of the assets purchased. The allocations of the purchase prices are based on the best estimates of management and is subject to revision based on final determination of fair values. As a result of the purchase price allocations, the Company has recorded goodwill totaling $7.4 million.

In accordance with the requirements of SFAS No. 142, the Company performed an annual impairment test of the carrying value of goodwill as of December 31, 2003. The results of the annual impairment tests can be impacted by the Company’s operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which the Company and its customer operate. As of December 31, 2003, there was no impairment of goodwill.

Liquidity and Capital Resources

The Company has cash and cash equivalents of approximately $1,506,000 and working capital of approximately $7,354,000 at December 31, 2003, compared to cash and cash equivalents of approximately $799,000 and working capital of approximately $3,340,000 at March 31, 2003. Cash provided from operations approximated $5,024,000 for the nine months ended December 31, 2003. The net cash flows provided from operating activities resulted from working capital uses, primarily the increase in accounts receivable offset by an increase in accounts payable and a decrease in inventories. During the nine months ended December 31, 2003, the Company used approximately $6,226,000 of cash in investing activities. $5,915,000 of this cash was used for the April 2003 acquisitions. Financing activities during the nine months ended December 31, 2003 provided approximately $2,227,000, reflecting net proceeds of $2,141,000 from the credit facility.

In April 1998, the Company entered into a relationship with a major Dutch bank that provides for a €1,815,000 (approximately $2,283,000) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At March 31, 2003, the base rate was 3.5%, therefore the cost to borrow under this line of credit was 5.0%. Outstanding principal is secured by Vital Scientific trade receivables and inventory. The line of credit requires the Company to comply with certain financial covenants. As of December 31, 2003, the Company was in compliance with such covenants. There were no amounts outstanding as of December 31, 2003.

In March 2003, the Company entered into a loan agreement with a financial institution that provides for loan availability for up to $10,000,000, including a line of credit and a term loan in the amount of $160,000. The loan bears interest at the rate of either 1/4 of one percent in excess of prime or 300 basis points above the LIBOR rate. The line of credit has an original term of three years and automatically renews from year to year if neither the lender nor the Borrowers terminate the line of credit. Trade receivables and inventory are provided as collateral security for the repayment of borrowings under the line of credit. Approximately $5,500,000 was drawn on the credit facility to fund the business combinations in April 2003. At December 31, 2003, approximately $2,141,000 was outstanding on the line and $139,000 on the term loan. Based upon available collateral, approximately $3,650,000 of additional capacity was available to be drawn by the Company. The line of credit requires the Company to comply with certain financial covenants. As of December 31, 2003, the Company was in compliance with such covenants.

In November 2003 the Company executed amendments to the revolving credit facility to change the name of the borrower to conform to a change in the name of the borrowing entity, to reflect the merger of certain previous borrowers into one entity, to update the locations of certain collateral, as required by the loan agreement, and to modify a covenant.

In August 2003, the Company entered into a relationship with an Australian bank that provides for an A$300,000 (approximately $226,000) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (10.28% at December 31, 2003). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. As of December 31, 2003, the Company was in compliance with such covenants. There were no amounts outstanding on December 31, 2003.

On October 7, 2003, the Company declared a cash dividend of $0.01 per share for holders of common stock on record on November 21, 2003. The dividend was paid on December 19, 2003. The total dividend paid was approximately $39,000. Pursuant to the terms of the Series A Preferred Stock, as a result of the voluntary conversion by certain stockholders of their Series A Preferred Stock into common stock on November 10, 2003, the Company recorded a dividend payable of $40,533 for dividends paid to holders of common stock during the period that such shares of Series A Preferred Stock were outstanding.

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

The Company periodically enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There was $800,000 of foreign exchange forward contracts outstanding at December 31, 2003. Gains and losses related to these instruments for fiscal years 2003 and 2002 were not significant. The Company does not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

The operations of the Company have been significantly effected by the business combinations discussed in Note 2 to the unaudited interim condensed consolidated financial statements. The reported operations and business segments now reflect these business combinations. The Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. All Other includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments.

The Clinic and Small Hospital segment includes the activities of Vital Diagnostics, Vital Scientific and Landmark. The Physician’s Office Laboratories segment consists of the business created through the acquisition of the assets of Elan Diagnostics and the merger of GPSI. As the Physician’s Office Laboratories segment is a new operation for the Company, comparative analysis is not meaningful. Management has closed the operations in Greensboro, North Carolina and consolidated them into the Company’s operations in Smithfield, Rhode Island and Brea, California during the second quarter of fiscal 2004. Results for the nine months ended December 31, 2003, include the expenses of operating the Greensboro, North Carolina facility through the end of July 2003.

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which is primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. The Euro spot rate on December 31, 2003 is up 15.6% as compared to the spot rate on March 31, 2003. For the three and nine months ended December 31, 2003 and 2002, the average Euro/dollar exchange rate is up 18.9% and 18.8%, respectively, against the U.S. Dollar for the three and nine months then ended.

Results for the consolidated company include operations of the businesses acquired in the business combination from April 30, 2003, through December 31, 2003, or approximately eight months of operations.

Three Months ended December 31, 2003 compared to the Three Months ended December 31, 2002

Consolidated revenues for the quarter ended December 31, 2003 increased from $4,566,000 to $13,797,000, or 202.2%, as compared to the quarter ended December 31, 2002. $7,241,000 of this increase is attributable to the aforementioned businesses and assets acquired in the business combination. Revenue from the businesses existing during the three months ended December 31, 2002, increased $1,983,000 or 43.1% of which $1,115,000 of the increase is the result of increased sales volume in the Clinic and Small Hospital segment due to increased demand for the Company’s products. The remainder, totaling $868,000, is the result of favorable foreign exchange rates.

The gross profit margin as a percentage of revenues increased from 30.5% for the three months ended December 31, 2002 to 32.0% for the three-months ended December 31, 2003. For the businesses existing during the three months ended December 31, 2002, gross margin decreased from 30.5% to 28.1%. This decrease is the result of normal product mix and product cost fluctuations. Gross profit from the businesses acquired in the business combination was 35.4%.

For the three months ended December 31, 2003, sales and marketing expenses increased from $413,000 to $1,475,000, or 256.9%. $977,000 of this increase is attributable to businesses and assets acquired in the business combination. Sales and marketing expenses for the businesses included in the three months ended December 31, 2002, increased $85,000 or 20.6%. The Company expects sales and marketing expenses to continue at approximately 11%-12% of consolidated revenues.

Research and development expenses for the third quarter of fiscal year 2004 were $570,000 versus $345,000 for the third quarter of fiscal year 2003 or an increase of 65.3%. Approximately $250,000 of this increase is attributable to research and development expenses incurred by the acquired businesses and related to the integration of products from the acquired business into existing product lines. Research and development expenses for the businesses included in the three months ended December 31, 2002, decreased $25,000 or 7.2%. The Company expects research and development expenses to continue at the current level through the end of the fiscal year.

Certain software development costs during the three months ended December 31, 2003 and 2002 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). For the three months ended December 31, 2003 and 2002, approximately $101,000 and $72,000, respectively, were capitalized. Amortization of these costs is included in the cost of revenues and for the three months ended December 31, 2003 and 2002, totaled approximately $16,000 and $46,000, respectively.

General and administrative expenses increased from $452,000 to $1,323,000 or 192.6% for the three months ended December 31, 2003 as compared to the same time last year. $853,000 of this increase is attributable to businesses and assets acquired in the business combination. General and administrative expenses for the businesses included in the Company on December 31, 2002, increased $18,000 or 4.0% which is the result of increased expenses to support the Company as its revenues increased. The Company expects general and administrative expenses to remain constant as a percentage of revenue, but increase in total dollars, as the Company completes the integration of the acquired businesses.

Interest income increased $38,000 for the three-month period and relates to acquired lease receivables. Interest expense increased from $8,000 to $44,000 for the three-month comparatives. This increase is primarily attributable to the new interest expense incurred on the line of credit used to purchase the assets of EDx. The Company expects interest expense to remain at this level in the next quarter.

The provision for income taxes increased from $68,000 to $381,000 for the three months ended December 31, 2003 as compared to the same period in 2002. The effective tax rate for the three months ended December 31, 2003 and 2002 was 38% for both quarters. The effective tax rate differs from the statutory federal rate of 35% primarily due to the effect of state taxes, which increase the rate, offset by the lower rates of tax in foreign jurisdictions.

Nine Months ended December 31, 2003 compared to the Nine Months ended December 31, 2002

Consolidated revenues for the nine months ended December 31, 2003 increased from $11,477,000 to $36,780,000, or 220.5%, as compared to the nine months ended December 31, 2002. $19,606,000 of this increase is attributable to revenues from the aforementioned businesses and assets acquired in the business combination. Revenue from the businesses existing during the nine months ended December 31, 2002, increased $5,692,000 or 49.6% of which $1,880,000 of the increase is the result of increased sales of in the Clinic and Small Hospital segment due to increased demand for the Company’s products. The remainder, totaling $3,812,000, is the result of favorable foreign exchange rates.

The gross profit margin as a percentage of revenues decreased from 31.9% for the nine months ended December 31, 2002 to 30.4% for the nine months ended December 31, 2003. For the businesses existing during the nine months ended December 31, 2002, gross margin decreased from 31.9% to 29.9%. This decrease is the result of normal product mix and product cost fluctuations. Gross profit from the businesses acquired in the business combination was 30.6%. The gross profit for the nine months ended December 31, 2003 was impacted by the revaluation of the acquired inventory to fair value. The revaluation of the acquired inventory to fair value resulted in an increase in cost of goods sold of $1,743,000 compared to the costs that would have been recognized using the lower of cost or market valuation that would have been used if the inventory had not been revalued.

For the nine months ended December 31, 2003, sales and marketing expenses increased from $1,161,000 to $4,115,000, or 254.4%. $2,755,000 of this increase is attributable to businesses and assets acquired in the business combination. Sales and marketing expenses for the businesses included in the nine months ended December 31, 2002, increased $199,000 or 17.1%. This increase is due primarily to foreign currency translation. The Company expects sales and marketing expenses to remain constant as a percentage of sales.

Research and development expenses for the first nine months of fiscal year 2004 were $1,404,000 versus $902,000 for the first nine months of fiscal year 2003 or an increase of 55.7%. Approximately, $611,000 of this increase is attributable to research and development expenses incurred by the acquired businesses. Research and development expenses for the businesses included in the nine months ended December 31, 2002, decreased $109,000 or 12.1%.

Certain software development costs during the nine months ended December 31, 2003 and 2002 were capitalized in accordance with SFAS No. 86. For the nine months ended December 31, 2003 and 2002, approximately $365,000 and $186,000, respectively, were capitalized. Amortization of these costs is included in the cost of revenues and for the nine months ended December 31, 2003 and 2002, totaled approximately $47,000 and $136,000, respectively.

General and administrative expenses increased from $1,216,000 to $4,507,000 or 270.7% for the nine months ended December 31, 2003 as compared to the same time last year. $2,942,000 of this increase is attributable to businesses and assets acquired in the business combination. General and administrative expenses for the businesses included in the Company on December 31, 2002, increased $349,000 or 28.7%. $241,000 of this increase is due to integration and acquisition related expenses. The increase is the result of increased expenses to support the Company as its revenues increase. The Company expects general and administrative expenses to remain constant as a percentage of revenue, but increase in total dollars, as the Company completes the consolidation of its business combinations.

Interest income increased $92,000 for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. Interest expense increased from $26,000 to $184,000 for the nine-month periods ended December 31, 2002 to December 31, 2003. This increase is primarily attributable to the interest expense incurred on the credit facility used to purchase the assets of EDx.

The provision for income taxes increased from $176,000 to $355,000. The effective tax rate for the nine months ended December 31, 2003 was 32.5% versus 49.8% for 2002. The effective rate in the current fiscal year reflects a foreign jurisdiction tax rate of approximately 35% offset by a combined federal and state domestic tax benefit of 40%. In the prior year, the effective tax rate was higher reflecting certain operating losses in domestic and foreign jurisdictions that were not benefited.

Item 3: Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC.

We reviewed our internal controls and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II. OTHER INFORMATION

Item 6: (a) Exhibits

Item 6: (a) Exhibits

Exhibit No.	Description
2.1

Amended and Restated Agreement and Plan of Merger by and among Novitron International, Inc., Spectran Holdings, Inc., and Landmark Scientific, Inc., dated as of April 29, 2003, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 12, 2003, is incorporated herein by reference.

2.2

Agreement and Plan of Merger by and among Novitron International, Inc., Clinical Data Inc., and Group Practice Services Incorporated, dated as of April 29, 2003, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 12, 2003, is incorporated herein by reference.

3.1*

Certificate of Amendment of Certificate of Incorporation of Novitron International, Inc. filed with the Secretary of State of the State of Delaware on October 1, 2003, amending Article FIRST thereto to change the Company’s name to Clinical Data, Inc., and Article FOURTH thereto to increase the number of shares of common stock, .01 par value per share, which the Company is authorized to issue from 6,000,000 to 12, 000,000, and to increase the number of shares of preferred stock, $.01 par value per share, which the Company is authorized to issue from 1,000,000 to 1,500,000.

4.1

Certificate of Designations of Series A Nonvoting Convertible Preferred Stock of Novitron International, Inc., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 12, 2003, is incorporated herein by reference.

10.1

Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and Clinical Data, BCC and GSPIA, as Borrowers filed as Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference.

10.2

Amendment No. 1 to the Loan Agreement, dated April 29, 2003, among LaSalle, Clinical Data, BCC and GSPIA filed as Exhibit 10.2 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2003, and incorporated herein by reference.

10.3	Stock Pledge Agreement, dated as of June 25, 2003, between Novitron and Parent (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 14, 2003, and incorporated herein by reference
10.4

10.4 Amendment No. 2 to the Loan Agreement, dated October 30, 2003, among LaSalle and Clinical Data filed as Exhibit 10.4 to the Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2003, and incorporated herein by reference.

10.5

10.5 Amendment No. 3 to the Loan Agreement, dated November 12, 2003, among LaSalle and Clinical Data filed as Exhibit 10.5 to the Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on November 14, 2003, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

* Filed herewith

          (b) Reports on Form 8-K

1.

On October 7, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that, following approval by its stockholders, the Company changed its name to Clinical Data, Inc. and that the new NASDAQ trading symbol for the Company, "CLDA", became effective Tuesday, October 7, 2003, at the commencement of the business day.

2.

On October 7, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per common share, payable on December 19, 2003, to stockholders of record on November 21, 2003.

3.

On December 12, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 the impact of updating the business segments of the Company to reflect the new reportable segments originally reported in the Quarterly Reports on Form 10-QSB for the periods ended June 30, 2003 and September 30, 2003, and the impact upon the financial statements and the related notes as originally reported in the Company’s Annual Report on Form 10-KSB and Form 10-KSB/A for the fiscal year ended March 31, 2003.

.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: February 17, 2004	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: February 17, 2004	Mark D. Shooman Chief Financial Officer