Form 10KSB
period 2004-03-31
CLINICAL DATA INC
filed 2004-06-28
CIK 716646

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number: 0-12716

Clinical Data, Inc.
(Name of small business issuer in its charter)

DELAWARE	04-2573920
(State or other jurisdictionof incorporation)	(I.R.S. Employer Identification No.)
One Gateway Center, Suite 411, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code)	(617) 527-9933

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.        Yes X      No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the most recent fiscal year: $52,519,597

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $29,282,000 based on the average price of the Common Stock as reported by NASDAQ on June 23, 2004.

As of June 23, 2004, there were 4,407,099 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Certain sections of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held on September 13, 2004, are incorporated by reference in Part III of this Form 10-KSB to the extent stated therein.

Transitional Small Business Disclosure Format:    Yes ___      No X

Clinical Data, Inc.

ANNUAL REPORT ON FORM 10-KSB
For the Year Ended March 31, 2004

Table of Contents

PART I

This annual report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, forward-looking statements regarding the Company's expected performance and financial results in future periods – which include words such as "expect(s)", "feel(s)", "believe(s)", "will", "would", "may", "anticipate(s)", and similar expressions – are based upon management's current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the preceding forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of the filing of this 10-KSB. The following factors known to management, among others, could cause actual results to differ materially from those described in such forward-looking statements: our ability to continue to attract new customers and obtain new and expanded business opportunities from existing customers; management of our growth and successful integration of our operations; continued growth in demand in the United States and abroad for products and consulting services such as those offered by the Company; and the effect of intensifying competition among a rising number of companies offering products and services similar to those offered by the Company. Unless required by law, the Company undertakes no obligation to update publicly and forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, we encourage you to review the risk factors contained in this Annual Report on Form 10-KSB and in the Company's other reports, registration statements and other documents filed from time to time with the SEC which describe a number of additional risks and uncertainties that could cause actual results to differ materially from those expected in the forward-looking statements made in this Form 10-KSB. All references to "us," "we," "our," "Clinical Data," "the Company," and other similar expressions, unless otherwise defined herein, refer to Clinical Data, Inc., its predecessors and subsidiaries.

Item 1. Description of Business

General

Clinical Data, Inc. ("Clinical Data"), formerly Novitron International, Inc., through our domestic and foreign subsidiaries, focuses on the operational needs of physician’s office laboratories ("POLs") and other small to medium sized clinical laboratories and hospitals. We provide a complete range of technical products and consulting services to the growing domestic POL market and offer blood analysis instrumentation and diagnostic reagents for use in clinics and hospitals internationally.

Globally, clinical laboratories are seeking "total system support" from instrument and diagnostic reagent manufacturers to enable them to establish a pre-determined cost per patient outcome. The link between reagents and instrumentation is a major driver in today’s diagnostics market. In addition, more testing is being done at or near the patient and in doctors’ offices to enhance patient service and practice income.

Through a Dutch subsidiary, we manufacture and distribute blood chemistry and coagulation analyzers. Worldwide we have an installed base of over 15,000 units, but until this past year our business was conducted almost exclusively outside of the United States. In April 2003, we completed the acquisition of certain of the assets of Elan Diagnostics, Inc., ("Elan"), a domestic manufacturer of clinical chemistry reagents and a distributor of instrumentation. As a result of this acquisition, we secured an installed base of over 700 systems in the domestic POL market, our Dutch manufactured analyzers now have a distribution channel in the U.S. market, and our domestically produced reagents have a potential for sale worldwide through our international distribution capabilities.

In April 2003, we also completed a merger with Group Practice Services Incorporated ("GPSI"), which was primarily engaged in helping medical group practices identify, implement and manage their clinical laboratories to enhance quality of care and operating efficiencies, and to provide additional revenue opportunities for the group practice. Also in April 2003, we completed a merger with Landmark Scientific, Inc. ("Landmark"), a laboratory equipment, supply and reagent distribution company.

As a result of these transactions, the Company is now capable of supplying a complete range of products and services, from equipment and reagents to lab management and consulting services, to small and medium sized medical laboratories both domestically and internationally. To underscore and promote the enhanced breadth and depth of our products and services, in October 2003 the Company was renamed Clinical Data, Inc.

In the United States, the operations of Elan, GPSI and Landmark, as of April 29, 2004, have been integrated into a single wholly-owned subsidiary, Clinical Data Sales & Service, Inc. ("CDSS"). In the Netherlands, our wholly-owned subsidiary Vital Scientific NV ("Vital Scientific") designs and manufactures scientific and clinical laboratory instrumentation marketed worldwide through distributors and OEM partnerships. Our Australian subsidiary, Vital Diagnostics Pty. Ltd. ("Vital Diagnostics") distributes diagnostic instruments and assays in the South Pacific region. NovaChem BV ("NovaChem"), our wholly-owned subsidiary also located in the Netherlands, develops and markets photometric process monitors with applications in petrochemical production and environmental monitoring.

Company History

We were established in 1972 to offer ambulatory diagnostic physiological monitoring for clinical and research applications. In 1984, we acquired a thirty-three percent (33%) equity interest in Vital Scientific. From 1985 to 1991, our equity position in this Dutch company was increased to ninety-four percent (94%) and in October 1997, Vital Scientific became a wholly owned subsidiary. In June 1992, we invested in NovaChem, a Dutch company formed to develop and market spectrophotometric process monitoring technology. In March 1995, NovaChem became a wholly owned subsidiary. Vital Diagnostics was established in July 1992 as Clinical Data (Australia) Pty. Ltd. to distribute diagnostic products in Australia and the South Pacific. As described in Note 1 of the accompanying notes to the consolidated financial statements, the Company has sold 7.5% of this subsidiary to an officer of the Company. In December 2000, the name of the subsidiary was changed to Vital Diagnostics Pty. Ltd.

On April 29, 2003, we executed an Amended and Restated Agreement and Plan of Merger (the "Landmark Merger Agreement"), pursuant to which we acquired 100% of Landmark, a corporation controlled by Randal J. Kirk, a member of the Board of Directors of the Company ("Mr. Kirk"), by means of a merger (the "Landmark Merger") of Landmark with and into Spectran Holdings, Inc., a wholly-owned subsidiary, which subsequently changed its name to Landmark Scientific, Inc. The Landmark Merger was consummated on April 29, 2003. In consideration of the Landmark Merger, we issued 25,000 shares of Series A Preferred Stock with an aggregate fair value of approximately $1,200,000. Transaction costs totaled approximately $179,000. We determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share. On April 29, 2004, Landmark was merged with and into CDSS.

Also on April 29, 2003, we executed an Agreement and Plan of Merger (the "GPSI Merger Agreement") pursuant to which GPSI, a corporation also controlled by Mr. Kirk, merged with and into CDSS and we acquired 100% of GPSI (the "GPSI Merger"). The GPSI Merger was consummated on April 29, 2003. In consideration of the GPSI Merger, we issued 222,250 shares of Series A Preferred Stock with an estimated aggregate fair value of approximately $10,800,000. Transaction costs totaled approximately $243,000. We determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share.

On April 29, 2003, we acquired substantially all of the assets of Elan Diagnostics, Inc.. The acquisition was made pursuant to an Asset Purchase Agreement, dated as of December 9, 2002, as amended on February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, among Elan Pharmaceuticals, Inc. (the parent company of Elan), Elan, and Clinical Data (as amended, the "Asset Purchase Agreement"). The aggregate purchase price was $7,500,000 and transaction costs totaled approximately $801,000.

Our Industry: In Vitro Diagnostic ("IVD") Testing

The worldwide market for human blood testing is estimated at $22 billion per year with approximately 15 billion diagnostic tests performed in hospitals, physicians’ offices and commercial laboratories. Clinical chemistry testing of blood, which includes such tests as cholesterol and glucose, represents approximately forty percent (40%) of the total testing market, immunoassay testing accounts for another thirty-five percent (35%). Approximately fifty (50) assays account for seventy-five percent (75%) of all blood testing.

The United States continues to be the largest single market for IVD testing with an estimated thirty-seven percent (37%) of the world market. The European IVD sector comes a close second representing thirty-five percent (35%) of the global market. Japan is also a significant market with an estimated share of twelve percent (12%) and the "Rest of World" market is currently estimated at sixteen percent (16%).

The present focus on reducing health care costs and increasing health care availability has encouraged the movement of blood testing from centralized laboratories into the patient care setting. Revenues from clinical laboratory testing are growing as a result of the aging of the population, increased healthcare awareness, and expanding insurance coverage. In addition, the physician market continues to benefit from the shift of diagnostic testing from hospitals to alternate sites.

Worldwide there is an increasing need for greater efficiency in disease management. Clinical laboratories, both large and small, are seeking "Total System Support" from instrument and reagent manufacturers to enable them to establish a pre-determined cost per patient outcome. This important link between reagents and instrumentation is a major driver in the diagnostics market of today and for the foreseeable future.

The Company’s primary focus is to provide a complete range of technical products and consulting services to the growing domestic POL market and to offer blood analysis instrumentation and diagnostic assays for use in clinics and hospitals internationally.

The healthcare industry is subject to extensive government regulation. Government and private insurance carriers fund the cost of a significant portion of medical care offered in the United States and government funding is a major source of healthcare spending internationally. The impact of cost containment on healthcare expenditures in the future is difficult to predict. The Company’s technology is subject to regulatory control by the U.S. Food and Drug Administration ("Food and Drug Administration" or "FDA"), the European IVD Directive and other regulatory agencies in various countries around the world.

Products

As noted above, in the United States, the activities of Elan, GPSI and Landmark have been integrated into a single subsidiary, CDSS. CDSS supplies a complete range of products and services to the POL and small and medium sized medical laboratories in the U.S., including equipment and reagents and lab management and consulting services. Capable of delivering everything from the spot sale of consumables to total laboratory management, CDSS offers an entryway into the approximately 5,200 physician’s office laboratories currently conducting clinical chemistry testing in the U.S. and to the potential 15,000 physician’s offices which could justifiably provide such services. Whether a practice is considering establishing a new lab, consolidating lab resources from multiple sites, or improving the quality and efficiency of an existing in-office lab, CDSS can be of assistance.

We currently provide POLs and small laboratories in the United States with a choice of three private labeled blood chemistry analyzers, over twenty different FDA approved diagnostic assays, and consumables, as well as technical support. Our technology is tailored for the small to medium size laboratory. The broad testing menu of our manufactured product line includes lipid, hepatic, electrolyte, and metabolic profiles. We also offer a line of private labeled Erythrocyte Sedimentation Rate ("ESR") analyzers and related consumables. In addition, through licensing and distribution arrangements with third parties, we provide a laboratory information software system for efficient management and control of smaller laboratories.

Clinical Chemistry

Clinical chemistry systems use photometric or electrochemical detection principles to quantify substances of diagnostic interest (referred to as "analytes") in patient blood, urine, and other body fluids. Commonly performed tests include cholesterol, triglycerides, electrolytes, and glucose. We offer a range of automated and semi-automated clinical chemistry systems to meet the testing requirements of the smaller laboratory.

Our line of clinical chemistry systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. Each of the products listed below, has been approved for marketing in the United States by the FDA. These include:

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
  The Vitalab Viva, a dedicated system designed for TDM and for the detection of DOA, is marketed by Dade Behring in over thirty countries worldwide. The distribution agreement, originally signed in 1997, was extended in March 2000. This Viva analyzer was designed specifically for use with the Dade Behring Emit line of diagnostic assays for TDM and DOA.
  The HY-TEC 288 is a fully automated enzyme immunoassay system that was developed and is manufactured for Hycor Biomedical, Inc. of Garden Grove, California. The HY-TEC 288 is a reagent system that permits the testing of eight (8) autoimmune tests and nine hundred (900) allergens
  The Vitalab 300 semi-automated clinical chemistry analyzer, which permits a full range of testing including endpoints, kinetic and bichromatic measurements.
  The ATAC-8000, a clinical chemistry analyzer designed and manufactured on an OEM basis for us as exclusive U.S. distributor. Over 800 ATAC-8000’s have been sold in the U.S.
  A complete menu of over twenty (20) clinical chemistry tests formulated and/or packaged by the Company for its range of clinical chemistry instruments.

Hematology

ESR

ESR is a time honored laboratory method for determining the acute phase response to inflammation. It measures the rate at which red blood cells in a test tube separate from blood serum over time, becoming sediment in the bottom of the test tube. The sedimentation rate increases with more inflammation.

The Company offers the MiniVes and Vesmatic 20 ESR analyzers and disposables produced for the Company on an OEM basis for exclusive distribution in the U.S.

Hemostasis

Hemostasis is a biochemical process that protects the body from blood loss caused by vascular damage. Within seconds of damage constriction of the vessel and formation of a temporary hemostatic platelet plug occurs. Platelet aggregation triggers the coagulation cascade that leads to clot formation. Coagulation systems provide detailed information used to diagnose bleeding and clotting disorders.

The Company offers the Fibron-1 Coagulometer and related assays for in vitro coagulation testing of citrated human plasma in the clinical laboratory.

Distribution

POL Segment

In the United States, we sell predominantly through a well-established network of national, regional and local distributors specializing in the POL market. We support these distributors with a field sales force. In some markets and in some geographic areas we sell certain products directly to the end customer. Our consulting services are typically sold directly to the POL.

Clinic and Small Hospital Segment

We market to clinics and small hospitals through a dealer network in Europe, the United States, the Far East, Latin America, Eastern Europe, and China.

In March 2002, we signed an agreement with Spinreact SA of Sant Esteve d'en Bas, Spain to distribute on an OEM basis certain instrumentation products in Europe, Africa, and certain Spanish speaking countries of Latin America.

In Australia and New Zealand we distribute the diagnostic product lines of a number of European, American, and Australian companies to clinics and small hospitals.

Competition

In the sale of clinical laboratory technology, we are subject to intense competition in the worldwide marketplace. Blood analysis is a well-established field in which there are a number of competitors, which have substantially greater financial resources and larger, more established marketing, sales and service organizations. We believe that we compete favorably on our capabilities, the quality of our products, and our ability to manufacture and produce our products in a timely fashion.

In offering products and services to smaller laboratories, we compete with numerous other companies. These include much larger and well-financed companies such as Bayer, Roche Diagnostics, Alfa Wasserman and with companies such as, Polestar Labs, Polymedco, and many other smaller American and European companies, who distribute in this field.

With respect to domestic sales to the POL market, our competition includes hospitals and independent laboratories, since most medical testing is performed in these settings. Clinical laboratories have traditionally been effective at processing large numbers of tests using highly trained technicians and complex equipment. Our products compete with clinical laboratories with respect to range of tests offered, the immediacy of results and cost effectiveness.

In developing instruments for private-label sales by third parties, and in marketing directly to distributors, the Company competes with numerous other companies. These include much larger and well-financed companies such as Bayer, Roche Diagnostics, and Thermo Electron, who are direct marketers in this field, and with companies such as Integrated Technologies Ltd., Medical Innovations, Inc., and many other smaller European and American companies, which are OEM marketers in this field. The Company believes that it competes favorably on its capabilities, the quality of its products, and its ability to manufacture and produce its products in a timely fashion.

Product Development

To develop new products, we employ chemists, mechanical, electronic and systems engineers, augmented by specialized contract vendors, and further supported by a staff of professionals from a central-European contract software group. Research and development is performed at a number of our companies and may be shared between companies through licensing agreements when appropriate. We maintain mechanical prototyping and automated assembly operations in the Netherlands.

Research and development spending including capitalization of certain software development costs, we spent approximately $2,850,000 during fiscal year 2004 and $1,361,000 during fiscal year 2003.

The Company has developed the V-Twin which is being offered on an OEM basis by Dade Behring and will soon introduce a second analyzer, the Viva-E. The V-twin and Viva-E are OEM versions of the Selectra-XL and Selectra-E which are dedicated for DOA and TDM testing. The Company is completing development of the "Vitalab Junior," a 100 test per hour, "walk-away" clinical chemistry analyzer offering a wide range of testing including clinical chemistry, special proteins, DOA, TDM, and electrolytes, designed primarily for POL’s, "stat" applications and smaller laboratories.

Research and development efforts during fiscal 2005 are expected to be maintained at a level consistent with fiscal 2004.

We intend to develop new products where we perceive a demand and believe that the products may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Manufacturing

We have been manufacturing instrumentation for the commercial market since 1956. To produce and commercially ship reagent products, our California facility is licensed and inspected by the State of California, and has approval from the FDA. Our two U.S. facilities and European operations have all received ISO 9001 and EN13485 certification and are FDA registered.

OTHER BUSINESS MATTERS

Government Regulation

Where necessary, we obtain government approval to market our products and may have to obtain prior approval of certain European regulatory bodies or the Food and Drug Administration to market products that we develop. In the U.S., certain of our products are classified as medical devices under the Federal Food, Drug and Cosmetics Act. As such, when these products are offered for sale in the United States, these products are subject to regulation by the FDA. In Europe, we are subject to EN13485 and CE   marking and IVD registration requirements. The cost of obtaining approvals for new products may be high and the process lengthy, with no assurance that new product approvals will be obtained.

To date, neither the FDA nor the European medical regulatory bodies have developed industry-wide performance standards with respect to the safety and effectiveness of the products presently marketed by us. Although we intend to use our best efforts to comply with domestic and international standards, when and if developed, there can be no assurance that all of our products will be compliant. Any failure to receive approvals for our future products, or noncompliance with any international performance standards promulgated in the future could have a material adverse effect on us and our results of operations. Furthermore, any material change in the existing rules and regulations or any new regulations developed might adversely affect us and our results of operations.

RISK FACTORS

Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Clinical Data:

Risk factors relating to Clinical Data’s common stock

Ownership of Clinical Data is concentrated among a small number of stockholders.

Our ownership is concentrated among a small number of stockholders, including Randal J. Kirk, Mr. Kirk’s affiliates and Israel M. Stein, M.D., our Chief Executive Officer. Together with Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates hold approximately 76% of our outstanding common stock. Under Delaware law, Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates collectively own the requisite number of shares of our outstanding common stock to take action with respect to virtually any corporate matter without seeking the approval of any other stockholders. This means that, although Dr. Stein and Mr. Kirk have no agreement to act in concert, together they and Mr. Kirk’s affiliates could take such action by written consent and would be required to provide notice to the other stockholders only after they had taken such action. Although they presently have the ability to act without the consent of other stockholders, Mr. Kirk and Dr. Stein, as directors of Clinical Data, have fiduciary duties under Delaware law to all the stockholders of our company. Delaware law also imposes certain fiduciary duties on Mr. Kirk and Dr. Stein by virtue of their status as majority stockholders, and by virtue of Dr. Stein’s status as an officer of our company.

The price of our common stock is volatile and could cause investors to lose a substantial part of their investment.

The stock market in general and the stock prices of technology companies in particular, experience volatility, which has often been unrelated to the operating performance of any particular company or companies. Our common stock is lightly traded and its price could decline regardless of our company’s actual operating performance. Investors also could lose a substantial part of their investment as a result of industry or market-based fluctuations. If a more active public market for our common stock is not created, it may be difficult for stockholders to resell their shares. A number of additional factors also could cause the prevailing market prices of our common stock to fluctuate significantly and could adversely impact such prices and the ability of our company to raise additional equity capital. Such factors include but are not limited to the following:

  the timing of our announcements or of our competitors’ announcements regarding significant products, contracts or acquisitions;
  variations in results of operations;
  changes in earnings estimates by securities analysts;
  general economic and market conditions; and
  sales of substantial amounts of our common stock into the public market, or the perception that such sales might occur.

Risk factors relating to our business and operations

The businesses of Clinical Data and Elan must be integrated.

There can be no assurance that we will be able to continue to successfully integrate the business of Elan into our business. In particular, we could have difficulty integrating Elan’s products and services into our operations, including integrating Elan’s reagent products with the instrumentation manufactured by Vital Scientific, our wholly- owned Dutch subsidiary. Although Vital Scientific’s instruments have successfully performed with reagents produced by a number of different third-party manufacturers, and Elan’s reagents have successfully performed with instruments produced by a number of different third-party manufacturers, Elan’s reagent products must be validated on the instruments presently manufactured by Vital Scientific. The cost of obtaining such validation may be high and the process lengthy, with no assurance that such validation process may not necessitate changes in the formulation of the assays being developed. Any delay in obtaining such validation, or the necessity of changing the formulation of our assays could materially and adversely affect our cash flows and results of operations.

The businesses of Clinical Data, GPSI and Landmark must be integrated.

There can be no assurance that we will be able to continue to successfully integrate the businesses of GPSI and Landmark into our business. We believe Landmark’s business is similar to the line of business in which Clinical Data has been engaged historically. The acquisition of GPSI’s business, however, represents a shift by us into a different segment of the clinical diagnostics business – namely, the provision of management consulting services for clinical diagnostic laboratories. We could yet have difficulty assimilating GPSI’s and Landmark’s products and services into our operations.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete such acquisition(s) or to integrate an acquired business or technology in a cost-effective manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, instead of developing them, from time to time we have acquired and may yet acquire additional complementary businesses, products, or technologies or may enter into cooperative ventures. We do not know if we will be able to complete such acquisitions, or whether we will be able to successfully integrate an acquired business, operate it profitably, or retain its key employees. Integrating any acquired business, product or technology, or any venture into which we may enter could be expensive and time-consuming and could disrupt our ongoing business, distract our management and materially and adversely affect our cash flows and results of operations.

If we are required to seek financing for an acquisition or other venture, or to enhance our working capital, we may not be able to obtain such additional financing on acceptable terms.

In order to finance any acquisitions or other ventures, or to enhance our working capital, we may need to raise additional funds through public or private equity or debt financings. In that event, we could be required to obtain financing on terms that are unfavorable to us and, in the case of equity or equity-linked financing, on terms that may result in dilution to our existing stockholders. If we cannot sell our securities or obtain additional financing on acceptable terms, we may not be able to:

  expand our product line and service offerings;
  hire and train new staff ;
  increase our sales and marketing presence in existing and new markets; or
  respond to competitive pressures or unanticipated requirements.

Our failure to do any of these things could seriously harm our financial condition by preventing us from being able to effectively grow our business or to take advantage of new business opportunities.

We are dependent upon an asset-based line of credit for much of our working capital. That loan imposes conditions that could adversely affect us.

We used an asset-based line of credit to finance a portion of the assets we purchased from Elan. As of March 31, 2004, there was $1,818,000 outstanding on that line. This debt may adversely affect our future operations in several important ways, including the following:

  our ability to obtain additional financing may be impaired;
  if we do not satisfy the financial covenants in the loan agreement, we would be in default under our loan agreement and be required to immediately repay outstanding loan balances; and
  because we do not have a fixed rate of interest for our loans, rising interest rates will increase our interest costs and reduce our earnings.

Our international operations and sales expose us to foreign currency exchange rate fluctuation risks.

The costs of importation of instruments and other products are subject to foreign currency fluctuations. In fiscal 2003, prior to the Landmark Merger, GPSI Merger, and Elan asset acquisition, sales to customers outside the United States accounted for approximately 97% of our revenues. In fiscal year 2004, sales to customers outside the United States accounted for approximately 49% of our revenues. We anticipate that international sales will continue to account for a significant portion of our revenues.  Most of our sales to international distributors are denominated in Euros. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be affected by changes in exchange rates.  We cannot predict whether such gains and losses will be material, nor can we predict the effect of exchange rate fluctuations on our future operating results.  We sometimes engage in limited, transaction specific, foreign currency hedging transactions to reduce our risk, but we cannot assure you that any such hedging transaction will allow us to avoid any currency exchange rate fluctuation risks.

Our international operations and sales expose us to political and economic risks.

Our international operations and reliance on international sales expose us to foreign political and economic risks, including:

  regulatory approvals;
  import and export license requirements and restrictions;
  disruptions in international transport or delivery;
  difficulties in collecting receivables; and
  potentially adverse tax consequences.

If any of these risks materializes, our international sales could decrease and our foreign operations could suffer.

We are dependent upon certain key personnel.

We are highly dependent upon the principal members of our management, engineering and scientific staff, including Israel M. Stein, M.D., our Chairman, Chief Executive Officer and President. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts.

Our products require government approval to be marketed.

We have obtained all necessary government approvals to market our current products in the United States and the European Union. However, we must obtain approval of certain European regulatory bodies and the FDA to market any new products that we may develop. Domestically, certain of our products are classified as medical devices under the Food, Drug and Cosmetics Act. As such, if and when these products are offered for sale in the United States, these products will be subject to continuing regulation and oversight by the FDA. The cost of obtaining such approvals may be high and the process lengthy, with no assurance that such approvals will be obtained.

To date, neither the FDA nor the European medical regulatory bodies have developed industry-wide performance standards with respect to the safety and effectiveness of the products that we presently market. Although we intend to use reasonable efforts to comply with international standards, when and if developed, there can be no assurance that our products as currently configured will be in compliance. Any failure to receive and maintain approvals for our products, or noncompliance with any international performance standards promulgated in the future, could have a material adverse effect on our business. Furthermore, any material change in the existing rules and regulations or the adoption of any new regulations could adversely affect us.

Physician’s office laboratories must comply with government regulations.

Clinical laboratories, including POLs, are subject to significant governmental regulation at the federal, state and sometimes local levels. These regulations govern licensure and operation of clinical laboratories, payment for laboratory services, health care fraud and abuse, security and confidentiality of health information, and environmental and occupational safety.

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, extended federal oversight to virtually all clinical laboratories by requiring that they be certified by the federal government or by a federally-approved accreditation agency. Pursuant to CLIA, clinical laboratories must meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with all tests classified as either high complexity, moderate complexity, or waived. We specialize in providing moderate complexity test products and consulting services for such testing, and POLs purchasing such products and services also require CLIA certificates to perform such testing. Any material change in the existing rules and regulations or the adoption of any new regulations could adversely affect us by making our customers less willing or able to remain in the business. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. The loss or suspension of a license, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) related to smaller labs could have a material adverse effect on our business.

We are further regulated by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended. HIPAA includes standards of practice for the protection of the privacy of individually identifiable health information. Failure to comply with HIPAA could result in significant fines and criminal liability. In addition, future changes in federal, state or local regulations or policies (or in the interpretation of current regulations) could adversely affect our ability to sell products and services to POLs.

Physician’s office laboratories are dependent on third-party payers.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the profitability of POLs and would adversely affect the sale of our products and services. We are unable to predict what type of legislation, if any, will be enacted into law. In addition, changes in rates of reimbursement made by private insurers and other third-party payers may have a similar detrimental effect on our business.

Manufacturing problems or delays could result in lost revenue.

We manufacture most of our instruments in Dieren, The Netherlands and most of our reagents in Brea, California. In addition, Landmark contracts with third party manufacturers to produce instruments sold under the Landmark Scientific brand. These manufacturing processes are complex and, as a result, any prolonged disruption in our manufacturing operations or the manufacturing operations of our third party manufacturers could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

As we develop new products, we must transition the manufacture of each new product from the development stage to commercial production. We cannot predict whether we will be able to complete such transitions on a timely basis and with commercially reasonable costs. We also cannot assure that manufacturing or quality control problems will not arise as we attempt to scale-up our production for any future new products or that we can scale-up manufacturing and quality control in a timely manner or at commercially reasonable costs. If we are unable to consistently manufacture our products on a timely basis due to these or other factors, our product sales will decline.

Intense competition could reduce our market share or limit our ability to increase market share, which could harm our financial performance.

The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry, which includes our medical instrumentation, reagent and consulting services businesses, is intense and expected to increase as new products, technologies and services become available and new competitors enter the market. Our competitors in the United States, Europe and Pacific-Asia are numerous and include, among others, large, multi-national diagnostic testing and medical products companies. Our future success depends upon maintaining a competitive position in the development of products, technologies and services in our areas of focus in POLs and smaller clinical laboratories. Our competitors may:

  develop technologies, products and services that are more effective than our products or services, or that render our technologies, products or services obsolete or noncompetitive;
  obtain patent protection or other intellectual property rights that would prevent us from developing our potential products; or
  obtain regulatory approval for the commercialization of their products more rapidly or effectively than we do.

Also, the possibility of intellectual property rights disputes with competitors holding domestic and foreign patent and other intellectual property rights may limit or delay expansion possibilities for our businesses. In addition, many of our existing or potential competitors have or may have substantially greater financial and managerial resources, research and development capabilities, and clinical, manufacturing, regulatory and marketing experience.

We rely on distributors for product sales and support.

Our sales are primarily made through distributors. We often rely upon distributors to provide customer support to the ultimate end users of our products. As a result, our success depends on the continued sales and customer support efforts of our network of distributors. The use of distributors involves certain risks, including risks that distributors will not effectively sell or support our products, or will be unable to satisfy financial obligations to us and cease their operations. Any reduction, delay or loss of orders from our significant distributors could harm our business. There can be no assurance that we will continue to engage qualified distributors, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of March 31, 2004, our total assets included $8.5 million of net intangible assets. Net intangible assets consist principally of (i) goodwill associated with acquisitions; (ii) costs associated with capitalized software; and (iii) purchased intangibles consisting of customer relationships, net of accumulated amortization. Goodwill is not being amortized while the purchased intangibles are being amortized over their estimated useful lives. Amortization of capitalized software is provided based on the greater of the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line basis over the estimated useful life of the product. The estimated useful life for the straight-line method is generally four years. Goodwill will be tested, at a minimum, on an annual basis for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which the goodwill is assigned, while amortizable intangibles, including capitalized software, are subject to impairment reviews when there are indications of impairment.

The fair value of our recorded intangibles can be impacted by the Company’s operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which the Company and its customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. The annual assessment of goodwill or the periodic impairment testing considerations may result in impairment charges or additional intangible asset write-offs, respectively, which could adversely affect our results of operations. As of December 31, 2003, the most recent evaluation date, there was no impairment of goodwill. Additionally, there were no indicators of impairment that would require an assessment of the impairment of our acquired intangible assets.

Patents

We own or have applied for patents and trademarks on certain of our products. However, we do not believe that our business, as a whole, is or will be materially dependent upon the protection afforded by such patents or trademarks, and a substantial majority of our revenues is attributable to products without patent protection.

Warranty and Product Liability

Substantially all of our instrumentation products are covered by a warranty for workmanship which is the earlier of 12 months from first installation or 15 months from delivery. Reagents, electrodes and other consumables have varying length warranties depending upon the expected life of the product.

We maintain product liability insurance for sales of our laboratory instrumentation in amounts we believe are adequate, given our past sales levels and our anticipated sales levels for the fiscal year ending March 31, 2005. We will reevaluate the adequacy of this coverage when and if our sales level substantially increases. To date, no product liability claims have been brought against us. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us.

Production and Availability of Raw Materials

Our manufacturing operations require a variety of purchased components and supplies. We purchase these items in sufficient quantities to take advantage of price discounts and currently have an adequate inventory. Most of the components and supplies are available from multiple sources and we anticipate that they will continue to be readily available. Certain components and supplies are available from single sources only. If such suppliers should fail in deliveries, delays in production could result. However, these components and supplies are generally not manufactured to our specifications, but are produced for other applications, and we believe that they will continue to be available in the foreseeable future. Where appropriate, we place a sufficient number of such components in inventory or provide vendors with greater lead time for filling orders for such components.

Backlog

At the close of the fiscal year ended March 31, 2004, we had an instrumentation backlog (or order book) of approximately $7,770,000 as compared to $1,582,000 in 2003 in the Clinics and Small Hospitals segment. It is anticipated that all of the existing backlog will be filled by shipments during the first quarter of fiscal year 2005. The POL segment operates with limited backlog because products are shipped shortly after orders are received.

Seasonality

Our second fiscal quarter includes the months of July, August and September. Our European facility normally closes its operations for two weeks during this period. In the United States medical practices also experience a decline in voluntary procedures such as examinations, resulting in a decline in testing. Consequently, we may experience a decline in revenue and net income from first fiscal quarter levels during our fiscal second quarter, reflecting this slowdown in business activity. This seasonality is expected to effect only the second fiscal quarter.

Employees

The Company had two hundred eighteen (218) full, part-time, and contract employees as of March 31, 2004. One hundred nineteen (119) of these employees are employed by CDSS, eighty-seven (87) of these employees are employed by Vital Scientific, one (1) by NovaChem, ten (10) by Vital Diagnostics, and one (1) by Clinical Data.

Environmental matters

We do not believe that compliance with federal, state or local regulations relating to the protection of the environment have any material effect on our financial or competitive position.

Significant Customers

During fiscal year 2004, we had sales of scientific and blood analysis equipment and reagents to two significant customers amounting to approximately 14% and 13% of consolidated revenues. Approximately 25% of accounts receivable at March 31, 2004 were receivable from these two customers. During fiscal year 2003, we had sales of scientific and process monitoring equipment to one significant customer approximating 13% of consolidated revenues.

Item 2. Description of Properties

We lease approximately 500 square feet of corporate office space in Newton, Massachusetts, under a short-term lease.

CDSS leases approximately 30,000 square feet in Smithfield, Rhode Island. The facility in Smithfield is comprised of corporate office space, research and development facilities and facilities for warehousing and distribution. The facility is leased until 2007. CDSS also leases approximately 33,000 square feet in Brea, California under a lease expiring in 2010. The Brea facility is largely utilized for manufacturing and distribution.

Vital Scientific leases approximately 35,000 square feet in Dieren, The Netherlands. The facility, which is largely a manufacturing and distribution facility, is leased until 2008 with renewal and expansion options.

NovaChem occupies approximately 300 square feet of corporate office space in Newton, Massachusetts and in Dieren, The Netherlands, under short-term leases.

Vital Diagnostics occupies approximately 3,000 square feet of office and warehousing space in Castle Hill, New South Wales, under a lease expiring in December 2004.

We believe our current facilities are adequate for our planned needs in the near future.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
a)	Market information: Our common stock trades on the NASDAQ Stock Market under the symbol CLDA. The following table sets forth the range of high and low sale prices per share of common stock for each quarter in fiscal 2004 and 2003 as reported by the NASDAQ Stock Market.
	Prices
Fiscal Year Ended March 31, 2004	High	Low
First Quarter	$ 6.20	$3.80
Second Quarter	$10.50	$7.00
Third Quarter	$ 9.65	$7.49
Fourth Quarter	$22.70	$9.20

Fiscal Year Ended March 31, 2003	High	Low
First Quarter	$7.20	$3.72
Second Quarter	$5.30	$2.40
Third Quarter	$5.50	$3.50
Fourth Quarter	$5.05	$3.60

b)	b) As of March 31, 2004, there were approximately 490 holders of record of our common stock.
c)

c) We have paid a quarterly dividend of $0.01 per share in each quarter since March 2001, resulting in an annual dividend of $0.04 per share. The payment of future dividends will be dependent upon financial results and other relevant factors to be considered by the Board of Directors. In addition, as discussed in Note 5 in the consolidated financial statements, our revolving credit facility restricts our ability to pay dividends in excess of the $0.01 per share currently being paid by us quarterly.

We did not repurchase any of our common stock during the year ended March 31, 2004.

d)	d) We have authorized common stock for issuance under equity compensation plans as follows as of March 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	199,100	$5.58	117,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	199,100	$5.58	117,000

The authorized plans are more fully described in Note 7 in the accompanying consolidated financial statements.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and notes there included in Item 7 in this Annual Report on Form 10-KSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Item 1: Description of the Business - Risk Factors."

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to uncollectible accounts, inventories, product warranty, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in preparation of the consolidated financial statements.

Revenue recognition - Our product sales are recorded at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. A provision for the estimated cost of product warranties is made at the time the related revenue is recognized. Historically, product warranties have not been significant. Future changes in warranty costs could increase or decrease our profitability.

Inventory valuation - Inventory is valued at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Inventory quantities on hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated forecast of product demand for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases due to expediting costs while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand requiring inventory write-downs.

Allowance for doubtful accounts - Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customers' payment history and information known to us regarding customers' credit worthiness. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not, in recent history, experienced any significant uncollectible accounts.

Valuation of intangibles - As discussed in Note 3 to the consolidated financial statements, the Company completed three business combinations in April 2003. In accordance with SFAS No. 141, the Company has accounted for the transactions based on the fair value of the assets purchased. As a result of the purchase price allocations, the Company has recorded purchased intangibles of $1.5 million and goodwill totaling $6.4 million.

In accordance with the requirements of SFAS No. 142, the Company performs an annual impairment test of the carrying value of goodwill and the acquired intangible assets. The fair value of our recorded intangibles can be impacted by the Company’s operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which the Company and its customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. As of December 31, 2003, the most recent evaluation date, there was no impairment of goodwill.

In accordance with the requirements of SFAS No. 144, when facts and circumstances suggest that there may be an impairment, the Company will assess the carrying value of amortizing intangibles, including purchased intangibles and capitalized software. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the assets present in that operations. If such cash flows are less than such carrying amounts, such intangibles are written down to their respective fair values. The results of these periodic impairment tests can be impacted by the Company’s operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which the Company and its customers operate. No impairment charges have been recognized for the periods presented in this annual report.

Income taxes - Historically, our operations in the United States have not been profitable and therefore we had not received any tax benefit from our net operating losses. However, with the acquisitions of Elan, GPSI and Landmark, our domestic operations are profitable and are expected to have taxable income, resulting in our ability to utilize previously incurred operating losses. We have recorded a benefit of $618,000 in the consolidated statement operations for 2004 related to a change in valuation allowance, primarily due to the facts that led management to conclude that the benefits of net operating loss carryforwards were now realizable. Net operating loss carryforwards at foreign entities continue to be subject to a valuation allowance because the realization of these tax benefits more likely will not occur. See Note 8 in the accompanying notes to the consolidated financial statements for further details.

Liquidity and Capital Resources We have cash and cash equivalents of approximately $1.8 million and working capital of approximately $9.5 million at March 31, 2004. Approximately $6,109,000 of cash was provided from operations during the fiscal year ended March 31, 2004. The net cash flows from operations were primarily from net income and non-cash expenses offset by working capital uses (primarily the increase in inventory levels offset by the decrease in accounts receivable and accounts payable). During fiscal 2004, approximately $7,049,000 was used in investing activities chiefly for the acquisition of Elan and the purchase of equipment. Financing activities during the year ended March 31, 2004 provided approximately $1,875,000, principally from net proceeds of $1,949,000 from the credit facility.

In April 1998, we entered into a relationship with a Dutch bank that provides for a €1,815,000 (approximately $2,222,000) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25%. At March 31, 2004, the base rate was 4.0%, therefore the cost to borrow under this line of credit would be 5.25%. Outstanding principal is secured by the trade receivables and inventory of the Dutch operations. The line of credit requires us to comply with certain financial covenants. As of March 31, 2004, we were in compliance with such covenants, and there was no principal outstanding.

In March 2003, we entered into a line of credit agreement with a U.S. bank which provides for revolving availability for up to $10,000,000. The line of credit bears interest at the rate of either one quarter of one percent in excess of prime or 300 basis points above the LIBOR rate. The loan agreement has an original term of three years and automatically renews from year to year if neither we nor the bank terminate the loan agreement. Trade receivables and inventory of CDSS are provided as collateral for this facility. The facility was obtained in connection with the acquisitions described in the Company History. Approximately $5,500,000 was drawn on the credit facility to assist in funding the business combinations in April 2003. $1,818,000 was outstanding and an additional $3,740,000 was available for borrowing at March 31, 2004. The prime rate on that date was 4% resulting in an effective interest rate on the loan of 4.25% per annum.

In August 2003, the Company entered into a relationship with an Australian bank that provides for an A$300,000 (approximately $230,000) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.15% at March 31, 2004). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. There are no amounts outstanding at March 31, 2004.

Our sources of cash include cash balances and the aforementioned lines of credit. We believe that available funds and cash flows from operations will provide us with sufficient liquidity for the next 12 months.

A significant portion of our balance sheet is denominated in Euros, the functional currency of our Dutch operations, and a minor portion of our balance sheet is denominated in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements. The Euro strengthened against the U.S. dollar by 18.2% during fiscal year 2004 and 12.5% during fiscal year 2003 from the respective prior fiscal year closing rates. The translation of the Company’s results of operations from the Euro to the U.S. dollar has been significantly impacted by the changes in these foreign exchange rates.

Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $700,000 outstanding at March 31, 2004. The fair value of these instruments at March 31, 2004 was $700,000. Gains and losses related to these derivative instruments for fiscal years 2004 and 2003 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Contractual Commitments and Commercial Obligations

The following table summarizes our contractual obligations at March 31, 2004 and the effects we expect those obligations to have on our liquidity and cash flow in future fiscal years.

	Operating Leases	Government Funded Development Credits	Revolving Debt Facilities	Long-term Debt	Total
2005	$ 1,410,000	$95,000	$1,818,000	$52,000	$3,375,000
2006	1,211,000	80,000	-	55,000	1,346,000
2007	1,081,000	80,000	-	58,000	1,219,000
2008	744,000	80,000	-	53,000	877,000
2009	342,000	79,000	-	12,000	433,000
2010 and beyond	338,000	-	-	-	338,000
Total	$5,126,000	$414,000	$1,818,000	$ 230,000	$7,588,000

We entered into a financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product's gross revenues as long as the product is a commercial success. We began to ship this product during fiscal year 1998, evidencing its commercial success. We have deferred all funding received and reported those amounts as development credits included in accrued expenses, $417,000 at March 31, 2004. When we make a payment to the Netherlands government, the recorded liability is reduced. There is no obligation to repay any remaining amounts after 2008.

In October 2001, we entered into an employment agreement with our chief executive officer that expires on October 28, 2005. This agreement is automatically renewed for successive one-year periods thereafter unless either party provides written notice of nonrenewal at least six months in advance of the expiration date.

During fiscal 2005, we expect to make capital expenditures of approximately $600,000 primarily to introduce new products, and improve production of existing products. We expect to use our available cash, credit lines and capital leases to fund these expenditures.

Indemnifications

In connection with the April 29, 2003 business combinations, we agreed to indemnify Elan Pharmeceuticals, Inc. with respect to certain customer and vendor agreements and, in connection therewith, pledged our shares of Landmark as collateral security for our performance of such indemnification obligations. Management does not believe these indemnifications will have a material adverse effect on its consolidated financial position or results of operations. As such, the liabilities recorded in respect of these indemnification arrangements were de minimus. These indemnification obligations expired on April 29, 2004 and no claims were made against us.

In addition, in connection with the April 29, 2003, business combinations, we assumed indemnification arrangements related to one of Elan’s third-party leasing programs. Such indemnifications require us to assume the responsibility for payment to the customer’s lessor on certain equipment sold by Elan, if the customer chooses to terminate the lease. At the acquisition date the Company estimated the fair value of this obligation and recorded a liability totaling $387. At March 31, 2004, the recorded liability totaled $253.

Pursuant to the provisions of some of our distribution and end-user agreements, we agree, subject to certain limitations and conditions, to defend any suit or proceeding brought against a distributor or end user based on a claim that our product infringes the intellectual property rights of a third party. We have never incurred costs to defend lawsuits or settle claims related to these contract provisions. As such the liabilities recorded in respect of these indemnification arrangements are de minimus.

Results of Operations

The following discussion of our financial condition and results of operation should be read in conjunction with our financial statements and the notes thereto. In addition to the historical information presented, there are forward-looking statements contained in this discussion and in other parts of this report. Such statements involve risks and uncertainties including, but not limited to, competitive, governmental, economic and technological factors that may affect our operations, products, markets and services. Our actual results could be materially different from those statements anticipated by such forward-looking statements.

Our business was affected by the three acquisitions completed on April 29, 2003. Our traditional business was multinational, focusing on scientific instrumentation used in medical, veterinary and analytical laboratories and in process monitoring. We wanted to add the capability to serve a growing market of small and medium-sized medical laboratories in the United States and around the world. The acquisitions of GPSI, Landmark and substantially all the assets of Elan (described in Company History and in Note 3 in the accompanying notes to consolidated financial statements) will enable us to offer a full range of products and services to this market. We can now provide equipment and reagents in addition to laboratory management and consulting services to create a complete solution for our customers.

In connection with the Landmark Merger and the GPSI Merger, the Company authorized 250,000 shares and issued 247,250 shares of Series A Preferred Stock. The Series A Preferred Stock provided an initial preference value of $40.01 per share and was senior in right of payment and on liquidation to the common stock. On January 12, 2004 the SEC declared effective a registration statement filed by the Company to register for resale the shares of common stock issuable upon conversion of the Series A Preferred Stock. Prior to that date, each holder of shares of Series A Preferred Stock had the right, at any time after the stockholders approved the convertibility of the Series A Preferred Stock on September 25, 2003, to voluntarily convert any or all shares of the Series A Preferred Stock held by such holder into shares of common stock. Certain holders of Series A Preferred Stock voluntarily converted their shares into 2,025,650 shares of common stock on November 10, 2003. On January 12, 2004, the balance of the issued and outstanding shares of Series A Preferred Stock was automatically converted into 445,850 shares of common stock.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

The operations of the Company have been significantly effected by the business combinations discussed above. The reported operations and business segments now reflect these business combinations. The Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. All Other includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments.

The Clinic and Small Hospital segment includes the activities of Vital Diagnostics and Vital Scientific. The Physician’s Office Laboratories segment consists of the business created through the acquisition of the assets of Elan Diagnostics and the mergers of GPSI and Landmark. As the Physician’s Office Laboratories segment is a new operation for the Company, comparative analysis is not meaningful. Management closed the operations of GPSI and Landmark in Greensboro, North Carolina and consolidated them into the Company’s operations in Smithfield, Rhode Island and Brea, California during the second quarter of fiscal 2004. Results for the year ended March 31, 2004, include the expenses of operating the Greensboro, North Carolina facility through the end of July 2003.

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which is primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. The Euro spot rate on March 31, 2004 is up 12.5% as compared to the spot rate on March 31, 2003. For year ended March 31, 2004 and 2003, the average Euro/dollar exchange rate is up 18.2% against the U.S. Dollar for the year then ended.

Results include operations of the businesses acquired in the business combination from April 30, 2003, through March 31, 2004, or approximately eleven months of operations.

The following table presents our operating results for the years ended March 31, 2004 and 2003 (all amounts in thousands):

	2004	2004 as a Percent of Revenues	2003	2003 as a Percent of Revenues
REVENUES	$52,520	100.0%	$ 15,870	100.0%
COST OF REVENUES	35,995	68.5%	10,929	68.9%
Gross profit	16,525	31.5%	4,941	31.1%
OPERATING EXPENSES:
Sales and marketing	5,357	10.2%	1,618	10.2%
Research and development	2,391	4.6%	1,074	6.8%
General and administrative	6,159	11.7%	1,862	11.7%
Total operating expenses	13,907	26.5%	4,554	28.7%
Income from operations	2,618	5.0%	387	2.4%
Interest expense	(240)	(0.4%)	(31)	(0.2%)
Interest income	72	0.1%	49	0.3%
Other income (expense), net	25	0.0%	(33)	(0.2%)
Income before provision for income taxes and minority interest	2,475	4.7%	372	2.3%
Provision for income taxes	(287)	(0.6%)	(242)	(1.5%)
Minority interest	(17)	(0.0%)	(14)	(0.1%)
Net income	$ 2,171	4.1%	$ 116	0.7%

Consolidated revenues for fiscal year 2004 increased from $15,870,000 to $52,520,000 or 231.0% when compared to fiscal year 2003. Before foreign currency effects, revenues at the Clinics and Small Hospital segment increased by €6,135,000 ($7,206,000) or 38.4% for the year. The increase comes from the introduction of new products and improved pricing. The remainder of the increase in sales was a result of the acquisition of Elan, GPSI and Landmark.

In terms of revenue growth by reporting segment, revenue from our Clinics and Small Hospitals segment increased $10,096,000 between fiscal 2003 and 2004. The Physician’s Office Laboratory segment did not exist in prior years.

The gross margin as a percentage of revenues increased from 31.1% in fiscal 2003 to 31.5% in fiscal 2004. The fiscal 2003 gross margin at the Clinics and Small Hospitals segment decreased from 31.3% to 30.6%, when compared to fiscal 2004. This is due to the product mix sold as well as the significant increase in the value of the Euro affecting the price of inventory acquired in US dollars. The overall margins were increased from the addition of the reagents and services to the POL market. The consolidated fiscal year 2004 gross profit margin would have been 34.7% had the operating results not been impacted by a $1,700,000 charge to cost of goods sold from the write-up of inventory in accordance with purchase accounting, reflecting the elimination of the manufacturing profit on the acquired inventories.

Sales and marketing expenses increased from $1,618,000 to $5,357,000 or 231.1% as compared to fiscal 2003. Sales and marketing expense for businesses comparable to fiscal 2003 increased from $1,618,000 to $1,712,000 commensurate with the increase in sales. The balance of the increase, $3,645,000 can be attributed to the newly combined companies. We expect sales and marketing expense in 2005 to remain consistent as a percentage of revenue with that expended in 2004.

Research and development costs increased from $1,074,000 in fiscal 2003 to $2,391,000 in fiscal 2004 or 122.7%. Research and development costs for businesses comparable to fiscal 2003 increased from $1,071,000 to $1,493,000 because of the timing of the development of certain projects. $898,000 of the increase in research and development costs are attributable to new research and development projects at the POL segment to integrate our legacy products with those of Elan and GPSI and to a lesser extent to integrate the Elan and GPSI product and service offerings with our legacy products.

During fiscal years 2004 and 2003, certain software development costs, totaling $459,000 and $287,000, respectively, were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the cost of Computer Software to be Sold, Leased or Otherwise Marketed." Amortization of these costs is included in cost of revenues and totaled $64,000 and $154,000 for fiscal years 2004 and 2003, respectively.

General and administrative expense increased in the current fiscal year from $1,862,000 to $6,315,000 or 239.2%. $3.8 million of the increase are associated with general and administrative expenses in the newly combined businesses. $200,000 of the increase is the result of growth in revenue at the businesses existing before the business combination. $245,000 of the increase in general and administrative expenses is directly attributable to non-capitalizable expenses from the mergers and acquisition. Included in this expense are costs of a financing transaction that was discontinued, legal costs associated with additional SEC filings that were required during the year, and additional NASDAQ fees required for additional stock issued.

Interest income increased from $49,000 in the prior fiscal year to $72,000 in the current year. This increase in income is attributable to certain sales contracts which we financed. Interest expense increased from $31,000 in the prior year to $240,000 in fiscal 2004. This increase is a result of the new financing obtained to purchase the Elan assets.

Other income and expense in fiscal 2004 and 2003 is principally due to the respective net gain and loss on foreign currency transactions.

The provision for income tax increased from $242,000 in fiscal 2003 to $287,000 in fiscal 2004. The effective rate was 65.0% in 2003 as compared to 11.6% in 2004. The tax rate in fiscal year 2004 was favorably impacted by the reversal of previously established valuation allowances on domestic net operating loss carryforwards as such net operating losses were deemed to be realizable beginning in 2004. In prior years, we were not able to utilize domestic operating losses due to little or no domestic taxable income; however, the acquisitions of Elan and GPSI are expected to result in future domestic taxable income that will allow us to utilize these previously reserved net operating losses. It is anticipated in the future that the effective tax rates will approximate statutory rates.

As a result of the factors described above, net income increased from $116,000 in the prior fiscal year to $2,171,000 in the current year.

Recently Issued Accounting Standards

In January and December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R), Consolidation of Variable Interest Entities. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special-purpose entities were applicable for the period ended March 31, 2004. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. We have considered the application of FIN46 and FIN46R to our business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations and financial position.

Item 7. Financial Statements

See Index to the Company's Financial Statements filed as part of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.

As of March 31, 2004, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are designed to be and are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required by this item is incorporated herein by reference from the table appearing under the caption "Election of Directors" and the table appearing under the caption "Executive Officers of the Registrant" in the Company's definitive 2004 Proxy Statement for its Annual Meeting of Stockholders to be held on September 13, 2004.

Item 10. Executive Compensation

The information required by this item is incorporated herein by reference from the section entitled "Compensation of Executive Officers" in the Company's definitive 2004 Proxy Statement for its Annual Meeting of Stockholders to be held on September 13, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the table appearing under the caption "Principal and Management Stockholders" in the Company's definitive 2004 Proxy Statement for its Annual Meeting of Stockholders to be held on September 13, 2004.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions and Relationships" in the Company's definitive 2004 Proxy Statement for its Annual Meeting of Stockholders to be held on September 13, 2004.

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

(b) Reports on Form 8-K

1. On January 16, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that, the Board of Directors of the Company declared a quarterly cash dividend of $0.01 per common share, payable on March 26, 2004, to shareholders of record on February 20, 2004.

2. On February 26, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that (a) on February 24, 2004, the Company, subject to certain conditions, offered to acquire all of the issued and outstanding stock of Moore Medical Corp. based upon a fixed ratio of 0.698 shares of Company Common Stock for each issued and outstanding share of Moore Medical Common Stock; and (b) on February 26, 2004, the Company, subject to the same conditions, was prepared to enhance its offer for Moore Medical by $2.00 per share in cash.

3. On March 3, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company terminated its offer to acquire the issued and outstanding stock of Moore Medical Corp.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled "Independent Accounts Fees" in the Company's definitive 2004 Proxy Statement for its Annual Meeting of Stockholders to be held on September 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
CLINICAL DATA, INC.

Israel M. Stein, M.D.
Israel M. Stein, M.D.
Dated: June 25, 2004	Chairman of the Board
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: June 25, 2004	Israel M. Stein, M.D.
Israel M. Stein, M.D.
Chairman of the Board
Principal Executive Officer

Date: June 25, 2004	Larry D. Horner
Larry D. Horner
Director

Date: June 25, 2004	Randal J. Kirk
Randal J. Kirk
Director

Date: June 25, 2004	Arthur B. Malman
Arthur B. Malman
Director

Clinical Data, Inc. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Clinical Data, Inc.:

We have audited the accompanying consolidated balance sheets of Clinical Data, Inc. (formerly Novitron International, Inc.) and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 13. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
June 23, 2004

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND 2003

ASSETS
(in thousands, except for per share data)

	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$ 1,800	$ 799
Accounts receivable, less allowances for uncollectible accounts of $ 371 and $97 in 2004 and 2003, respectively	11,600	3,461
Inventories, net	9,630	4,148
Deferred tax asset	1,063	21
Lease receivables	584	-
Prepaid expenses and other current assets	1,672	480
Total current assets	26,349	8,909

EQUIPMENT, at cost:
Manufacturing and computer equipment	4,418	3,075
Leasehold improvements	878	444
Furniture and fixtures	572	392
Vehicles	158	88
	6,026	3,999
Less: Accumulated depreciation and amortization	4,131	2,956
	1,895	1,043

OTHER ASSETS:
Goodwill	6,350	-
Intangibles, net	2,125	550
Other assets, net	1,599	696
	10,074	1,246
TOTAL ASSETS	$ 38,318	$11,198

See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND 2003
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	2004	2003
CURRENT LIABILITIES:
Revolving credit facility	$ 1,818	$ -
Current portion of long-term debt	54	29
Accounts payable	6,809	3,332
Accrued expenses	5,547	1,903
Deferred taxes	84	-
Customer advances and deferred revenue	1,932	49
Accrued income taxes	583	235
Total current liabilities	16,827	5,548

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	176	24
Deferred taxes	320	217
Other long-term liabilities	652	-
	1,148	241

MINORITY INTEREST	79	63

COMMITMENTS AND CONTINGENCIES: (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,500 nd 1,000 shares authorized at March 31, 2004 and 2003, respectively    Series A Nonvoting, Convertible Preferred Stock 250 shares designated; 248 issued at March 31, 2004   and none outstanding at March 31, 2004 and 2003
	-	-
Common stock, $.01 par value,   Authorized: 12,000 and 6,000 shares at March 31, 2004 and 2003, respectively   Issued: 4,407 and 1,875 at March 31, 2004 and 2003, respectively   Outstanding: 4,387 and 1,855 at March 31, 2004 and 2003, respectively
	44	19
Additional paid-in capital
	16,995	4,938
Retained earnings
	2,303	305
Treasury stock, 20 shares at cost March 31, 2004 and 2003
	(56)	(56)
Accumulated other comprehensive income
	978	140
Total stockholders' equity
	20,264	5,346
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,318	$ 11,198

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
(in thousands, except per share data)

	2004	2003
REVENUES	$ 52,520	$ 15,870
COST OF REVENUES	35,995	10,929
Gross profit	16,525	4,941

OPERATING EXPENSES:
Sales and marketing	5,357	1,618
Research and development	2,391	1,074
General and administrative	6,159	1,862
Total operating expenses	13,907	4,554

Income from operations	2,618	387

Interest expense	(240)	(31)
Interest income	72	49
Other income (expense), net	25	(33)

Income before provision for income taxes and minority interest	2,475	372

Provision for income taxes	(287)	(242)
Minority interest	(17)	(14)
Net income	$ 2,171	$ 116
Preferred stock deemed dividend	(525)	-
Net income applicable to common shareholders	$1,646	$116

Basic net income per share	$0.60	$ 0.06
Diluted net income per share	$0.51	$ 0.06

Weighted Average Shares:
Basic	2,746	1,847
Diluted	4,266	1,913

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
(in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
BALANCE at April 1, 2002	-	$ -	1,488	$ 15	$ 4,914	$ 259	$ (42)	$ (834)	$4,312
Exercise of stock options	-		15	-	28	-	-	-	28
Purchase of treasury stock	-	-	-	-	-	-	(14)	-	(14)
Issuance of common stock in connection with the 5-for-4 stock dividend	-	-	372	4	(4)	-	-	-	-
Dividends paid	-	-	-	-	-	(70)	-	-	(70)
Translation adjustment	-	-	-	-	-	-	-	974	974	$ 974
Net income	-	-	-	-	-	116	-	-	116	116
Total comprehensive income										$1,090
BALANCE at March 31, 2003	-	-	1,875	19	4,938	305	(56)	140	5,346
Series A Preferred Stock issued in connection with acquisitions	248	2	-	-	12,022	-	-	-	12,024
Conversion of Series A Preferred Stock into common stock	(248)	(2)	2,472	24	(22)	-	-	-	-
Exercise of stock options	-	-	60	1	57	-	-	-	58
Dividends paid	-	-	-	-	-	(173)	-	-	(173)
Translation adjustment	-	-	-	-	-	-	-	838	838	$ 838
Net income	-	-	-	-	-	2,171	-	-	2,171	2,171
Total comprehensive income										$3,009
BALANCE at March 31, 2004		$ -	4,407	$44	$16,995	$2,303	$ (56)	$978	$20,264

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
(in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,171	$116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization
	1,317	640
Gain on sale of equipment
	(7)	-
Minority interest
	17	14
Deferred taxes
	(763)	44
Changes in current assets and liabilities:
Accounts receivable
	(1,933)	(292)
Inventories
	3,181	(511)
Prepaid expenses and other current assets
	942	(313)
Accounts payable
	1,707	(37)
Accrued expenses
	(408)	(21)
Customer advances and deferred revenue
	(428)	24
Accrued income taxes
	313	(62)
Net cash provided by (used in) operating activities
	6,109	(398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	(6,050)	-
Purchase of equipment	(643)	(656)
Proceeds from sales of equipment	103	5
Capitalization of software development costs	(459)	(287)
Net cash used in investing activities
	(7,049)	(938)

Continued

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
(Continued)
(in thousands)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	$1,818	$ -
Proceeds from long-term debt	242	70
Principal payments of long-term debt	(70)	(12)
Payment of cash dividend	(173)	(70)
Exercise of stock options	58	28
Purchase of treasury stock	-	(14)
Net cash provided by financing activities
	1,875	2

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	66	357

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,001	(977)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	799	1,776,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,800	$799,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$219	$30
Income taxes	$610	$279
Non-cash transactions - Accrued acquisition costs	$407	$307
Convertible Preferred Stock issued in connection with acquisitions	$12,024	$ -

See notes to the consolidated financial statements.
Concluded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(in thousands, except for per share data)

(1) Operations and Summary of Significant Accounting Policies

Clinical Data, Inc. (formerly Novitron International, Inc.) ("the Company") is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s primary business activities are focused on serving the needs of physician’s office laboratories ("POLs") and scientific instrumentation used in clinical and analytical laboratories. Substantially all operations are conducted through four operating subsidiaries located in the United States, Netherlands and Australia. The Company’s United States subsidiary, Clinical Data Sales & Service, Inc. ("CDSS"), supplies a complete range of products and services, from equipment and reagents to lab management and consulting services to the POLs and small and medium medical laboratories in the United States. The Company's Dutch subsidiary, Vital Scientific NV, designs and manufactures scientific instrumentation marketed worldwide through distributors and strategic partnerships. NovaChem BV, also a Dutch subsidiary, develops and markets process monitoring technology for petrochemical and environmental applications. The Company's Australian subsidiary, Vital Diagnostics Pty Ltd., distributes diagnostic instruments and assays in the South Pacific.

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

Minority Interest

The minority interest as shown in the March 31, 2004 and 2003 financial statements reflects the 7.5% of Vital Diagnostics owned by an officer of Vital Diagnostics.

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

Revenue Recognition

The Company’s revenues are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue from maintenance services on equipment ratably over the term of the maintenance agreement. Consulting revenues from services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered.

When arrangements include multiple elements, the Company uses objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. Shipping and handling costs are reflected in both revenue and cost of goods sold to the extent they are billed to customers. In all other instances they are reflected as a component of cost of goods sold.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into after July 1, 2003 and thereafter. On December 17, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of EITF No. 00-21. The adoption of EITF 00-21 and SAB 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid instruments with remaining maturities of 90 days or less when purchased.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, when necessary, provisions for excess and obsolete inventories are provided.

Inventories consist of the following at March 31, 2004 and 2003:

	2004	2003
Raw materials	$4,245	$2,497
Work-in-process	1,270	578
Finished goods	4,115	1,073
	$9,630	$4,148

Depreciation and Amortization

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of equipment over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

Asset Classification	Useful Lives
Manufacturing and computer equipment	3-7 years
Leasehold improvements	Lesser of useful life or life of lease
Furniture and fixtures	2-7 years
Vehicles	3-5 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then any intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During 2004 and 2003, no such impairments have been recorded.

Goodwill and Intangibles

The Company’s intangible assets consist of (i) goodwill, acquired in connection with the business combinations discussed in Note 3, which is not being amortized, (ii) purchased amortizing intangibles, which consist of customer relationships as discussed in Note 3, which are being amortized over their useful lives, and (iii) capitalized software development costs which are also being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or periodic basis.

The Company applies the provisions of SFAS No. 142, Goodwill and Intangible Assets, and performs an annual assessment of goodwill for impairment. The Company has adopted December 31 as its annual measurement date for determining the recoverability of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the recoverability of goodwill should be challenged. Purchased intangibles are currently evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles are written down to their respective fair values.

Software Development Costs

The Company has capitalized certain software development costs incurred in connection with the software embedded in an analysis product in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires the Company to capitalize those costs incurred for the software development once technological feasibility has been established. Capitalization ends and amortization begins when the product is available for sale to the customer. During the years ended March 31, 2004 and 2003, the Company capitalized approximately $459 and $287, respectively which is included as a component of intangible assets in the accompanying consolidated balance sheet.

Amortization has been recognized based on the greater of the ratios that current gross revenues for a product line bear to the total of current and anticipated future gross revenues for that product, or the straight-line basis over the estimated useful life of the product. The estimated useful life for the straight-line method is generally over 4 years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during fiscal years 2004 and 2003 was approximately $64 and $154, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations. Amortization is expected to total $254 in fiscal 2005, $252 in 2006, $235 in 2007, $235 in 2008 and $47 in 2009.

The components of the capitalized software development costs at March 31, 2004 and 2003 are as follows:

	2004	2003
Capitalized software costs	$1,205	$1,146
Less: Accumulated amortization	182	596
	$1,023	$ 550

Whenever a particular capitalized software project is fully amortized and no longer in service, the cost and accumulated amortization thereto is written off the books. The write-off totaled approximately $527 in 2004 and $282 in 2003.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards using rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not expected to be realized.

Derivatives

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheet. The Company enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional amount of $700 outstanding at March 31, 2004. The fair value of derivative instruments and the related gains and losses on derivative instruments were not material as of and for the years ended March 31, 2004 and 2003.

Guarantees and Indemnifications

In November 2002, the FASB issued FIN 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of the interpretation. See further discussion of the Company’s guarantees and indemnifications in Note 6. The Company implemented the provisions of FIN 45 as of January 1, 2003. The implementation of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the years ended March 31, 2004 and 2003:

	2004	2003
Net income applicable to common stockholders, as reported	$1,646	$116
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(105)	(34)
Pro-forma net income applicable to common stockholders	$1,541	$82

Reported basic net income per share	$0.60	$0.06
Pro forma basic net income per share	$0.56	$0.04

Reported diluted net income per share	$0.51	$0.06
Pro forma diluted net income per share	$0.49	$0.04

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal years ended March 31, 2004 and 2003 are as follows:

	2004	2003
Risk-free interest rate	2.0 – 3.0%	3.25%
Expected dividend yield	0.44%	0.25%
Expected lives	3 –5 years	6 years
Expected volatility	43.24 – 65.76%	63.01%
Weighted average grant date fair value	$6.62	$4.99

Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at March 31, 2004, and 2003 represent unasserted warranty claims. A summary of warranty reserve activity for the years ended March 31, 2004 and 2003 are as follows:

	2004	2003
Accrued Warranty – March 31, 2003	$123	$105
Assumed during the purchase of assets of Elan Diagnostics	1,354	-
Provisions	619	36
Less: warranty claims	(1,078)	(18)
Accrued Warranty – March 31, 2004	$1,018	$123

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries denominated in foreign currency are translated to U.S. dollars at year-end exchange rates and income statement accounts are translated at weighted-average rates in effect during the year. For those subsidiaries whose functional currency is other than the United States dollar, the translation adjustment into U.S. dollars is credited or charged to accumulated other comprehensive income, included as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

Gains and losses from foreign currency transactions are included in other income (expense) in the consolidated statements of operations. For fiscal 2004 foreign exchange income was $25 and in fiscal 2003, foreign exchange losses were $55.

Research and Development Costs

The Company charges research and development costs to operations as incurred.

Comprehensive Income

Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income for the Company are the cumulative translation adjustments related to the net assets of the foreign operations. These adjustments are accumulated within the consolidated statements of stockholders' equity under the caption accumulated other comprehensive income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash in four financial institutions, believed to be of high-credit quality. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses have been within management’s expectations. See discussion related to significant customers in Note 10 to the consolidated financial statements.

Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, the revolving credit facility and long-term debt, approximates their carrying value.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In January and December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R), Consolidation of Variable Interest Entities. These statements, which address accounting for entities commonly known as special-purpose or off-balance-sheet entities, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special-purpose entities were applicable for the period ended March 31, 2004. The Company must apply FIN 46R to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The Company has considered the application of FIN 46 and FIN 46R to certain business relationships and concluded that the adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the consolidated results of operations and financial position.

(2) Net Income Per Share

Basic net income per share is determined by dividing net income applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net income applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible preferred stock.

As discussed in Note 3, the Company issued 248 shares of Series A Nonvoting Convertible Preferred Stock (the "Series A Preferred Stock") in connection with business combinations. The Series A Preferred Stock provided for a cumulative dividend at a rate of 10% per annum, commencing July 1, 2004. Because the Series A Preferred Stock was converted to common stock prior to July 1, 2004, the 10% dividend was not and will never be paid. However, upon conversion, the Series A Preferred Stock were entitled to receive a cash dividend equal to the cash dividends paid on the Company’s common stock while the Series A Preferred Stock was outstanding. In November 2003, 203 shares of the Series A Preferred Stock were converted to common stock, and in January 2003, the remaining 45 shares were converted to common stock. Prior to conversion, deemed dividends (not paid) totaling $525 reduced net income applicable to common shareholders.

The net effect of the deemed dividends on reported net income at March 31, 2004 and 2003 is as follows:

	2004	2003
Net income	$2,171	$116
Preferred stock deemed dividend	(525)	-
Net income applicable to common stockholders	$1,646	$116

For purposes of computing diluted earnings per share, the deemed dividend has not been deducted from net income applicable to common stockholders and the Series A Preferred Stock has been considered a common stock equivalent from the date of issuance.

The numbers of basic and diluted weighted average shares outstanding are as follows:

	2004	2003
Basic weighted average common shares outstanding	2,746	1,847
Dilutive effect of common stock options	121	66
Dilutive effect of Series A Preferred Stock	1,399	-
Diluted weighted average shares outstanding	4,266	1,913

There were 2 and 17 common stock options outstanding at March 31, 2004 and 2003, respectively, which were not included in the diluted earnings per share calculations as the effect of including these options would have been anti-dilutive because the exercise price was greater than the average market price of the Company’s common stock.

(3) Business Combinations

On April 29, 2003, the Company, Landmark Scientific, Inc., ("Landmark"), a corporation controlled by Randal J. Kirk, a member of the Board of Directors of the Company ("Mr. Kirk"), and Spectran Holdings, Inc., a wholly owned subsidiary of the Company ("Spectran"), executed an Amended and Restated Agreement and Plan of Merger (the "Landmark Merger Agreement"), pursuant to which the Company acquired 100% of Landmark by means of a merger (the "Landmark Merger") of Landmark with and into Spectran. The Landmark Merger was consummated on April 29, 2003. In consideration of the Landmark Merger, the Company issued 25 shares of Series A Preferred Stock with an aggregate fair value of approximately $1,214. Transaction costs totaled approximately $179. The Company determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share.

Also on April 29, 2003, the Company, Group Practice Services Incorporated ("GPSI"), a corporation also controlled by Randal J. Kirk, and a wholly owned subsidiary of the Company executed an Agreement and Plan of Merger (the "GPSI Merger Agreement") pursuant to which the Company acquired 100% of GPSI (the "GPSI Merger"). The GPSI Merger was consummated on April 29, 2003. In consideration of the GPSI Merger, the Company issued 222 shares of Series A Preferred Stock with an estimated aggregate fair value of approximately $10,810. Transaction costs totaled approximately $244. The Company determined the fair value of the Series A Preferred Stock to be equal to $48.63 per share.

On April 29, 2003, the Company acquired substantially all of the assets of Elan Diagnostics, Inc. ("Elan"). The acquisition was made pursuant to an Asset Purchase Agreement, dated as of December 9, 2002, as amended on February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, among Elan Pharmaceuticals, Inc., the parent company of Elan, Elan, and the Company (as amended, the "Asset Purchase Agreement"). The aggregate purchase price was $7,500 and transaction costs totaled approximately $801.

Landmark is a laboratory equipment distribution company. GPSI, provides POL management and consulting services in the U.S. GPSI also owns and operates reference laboratories, provides sales and support services to Landmark, sells laboratory reagents and supplies, and refurbishes, sells and maintains laboratory equipment. Elan, located in Smithfield, Rhode Island, supplies clinical chemistry instrumentation, reagents and support resources to the POL market in the United States. The Company’s wholly-owned subsidiary, CDSS, now utilizes the businesses acquired in the GPSI Merger and the Elan asset acquisition to design, implement and manage laboratories to improve quality of care, increase operating efficiencies, and enhance revenue opportunities for physician practices. On April 29, 2004, the operations of Landmark were merged into CDSS. During the quarter ended September 30, 2003, the operations of Landmark and GPSI, formerly located in Greensboro, North Carolina, were moved to Smithfield, Rhode Island.

The Company’s traditional business was multinational, focusing on scientific instrumentation used in medical, veterinary and analytical laboratories and in process monitoring. Management wanted to add the capability to serve a growing market of small and medium-sized medical laboratories in the United States and around the world. The acquisitions of Landmark, GPSI and substantially all the assets of Elan will enable the Company to offer a full range of products and services to this market. The Company can now provide equipment and reagents in addition to laboratory management and consulting services to create a comprehensive solution for customers.

The Landmark Merger, the GPSI Merger and the Elan asset purchase have all been accounted for as purchase business combinations. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition.

	Landmark	GPSI	Elan	Total
Fair value of preferred stock issued	$1,214	$10,810	$ -	$12,024
Cash paid			7,500	7,500
Transactions costs	179	244	801	1,224
Less cash acquired	(206)	(2,061)	(-)	(2,267)
Total purchase price	$1,187	$8,993	$8,301	$18,481

Fair value of assets acquired and liabilities assumed:
Accounts receivable	$14	$754	$4,382	$5,150
Inventories	546	143	7,438	8,127
Other current assets	143	1,004	349	1,496
Equipment	4	263	1,134	1,401
Amortizing intangible assets	-	1,479	-	1,479
Long-term assets	218	896	1,927	3,041
Accounts payable	(13)	(406)	(884)	(1,303)
Accrued expenses and other current liabilities	(162)	(210)	(5,120)	(5,492)
Long-term liabilities	-	(843)	(925)	(1,768)
Subtotal	750	3,080	8,301	12,131
Goodwill	437	5,913	0	6,350
Total purchase price	$1,187	$8,993	$8,301	$18,481

In allocating the purchase price, the acquired inventories were increased by approximately $1.8 million over the carrying value of that of the acquired companies, representing manufacturing profit. During the fiscal year ended March 31, 2004, the reported cost of goods sold was negatively impacted by approximately $1.7 million, as this inventory was sold. The Company expects the remaining acquired inventories to be sold over the next year.

The Company has completed a valuation of the intangible assets acquired in the business combinations. Intangible assets comprised primarily of customer relationships in GPSI have been valued at $1,479 with a weighted average amortization period of approximately 4 years. During fiscal 2004, the amortization expense and resultant accumulated amortization at March 31, 2004 was $378. Amortization is expected to total $412 in 2005, $412 in 2006, $250 in 2007 and $26 in 2008. All of the intangible assets and goodwill have been recorded in the POL segment. None of the recorded goodwill is expected to be tax deductible.

The results of operations of the acquired companies have been included in operations from the date of acquisition. The following unaudited pro forma summary operating information presents the consolidated results of operations of the Company as if the acquisitions had occurred the beginning of each year presented, after giving effect to adjustments including depreciation, interest on the debt incurred to the fund the acquisitions, income taxes and the deemed dividend on the preferred stock. This unaudited pro forma financial information may not be representative or be indicative of what would have occurred had the acquisitions been made as of April 1, 2002 or results which may occur in the future:

	March 31, 2004	March 31, 2003
Revenues	$55,069	$52,104
Net income (loss)	$2,013	$(291)
Net income (loss) applicable to common shareholders	$1,488	$(816)
Net income (loss) per basic share	$0.54	($0.55)
Net income (loss) per diluted share	$0.47	($0.55)

(4) Preferred Stock

In connection with the Landmark Merger and the GPSI Merger, the Company authorized 250 shares and issued 248 shares of Series A Preferred Stock. The Series A Preferred Stock has an initial preference value of $40.01 per share and a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment and on liquidation to the common stock; Each share of Series A Preferred Stock issued in 2004 was convertible into ten shares of the Company’s common stock. During 2004, all outstanding shares of the Series A Preferred Stock were converted to 2,473 shares of common stock.

Dividends - The holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends at the rate of 10% of the preference value per year, commencing July 1, 2004. Because all shares of the Series A Preferred Stock were converted prior to July 1, 2004, the 10% dividend was not payable. However, during 2004 the holders of the Series A Preferred Stock were entitled to receive a cash dividend in an amount equal to the dividend that would have been received if such holder had held the Company’s common stock for the same period.

Voting – The holders of the Series A Preferred Stock have no voting rights except with respect to authorizing, effecting or validating the outstanding Series A Preferred Stock.

Redemption - Shares of the Series A Preferred Stock are not redeemable.

(5) Long-Term Debt

The Company's debt obligations are as follows at March 31, 2004 and 2003:

	2004	2003
Notes payable, bearing interest at 4.0%-9.7%, with maturities between April 2008 and November 2008 and secured by related equipment	$230	$53
Less: current portion	(54)	(29)
	$ 176	$ 24

In April 1998, the Company entered into a line of credit agreement with a financial institution, which provides for €1,815 (approximately $2,222) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25%. At March 31, 2004, the base rate as reported by the Netherlands Central Bank was 4.0%, therefore the rate on borrowings would be 5.25%. Trade receivables and inventories of Vital Scientific are provided as collateral for this facility. The line of credit requires the Company to comply with certain financial covenants, which are not considered restrictive to the Company's operations. As of March 31, 2004, no amounts were outstanding under the agreement.

On March 31, 2003, the Company entered into $10.0 million line revolving credit facility to partially finance the acquisitions discussed in Note 3. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (1.17% at March 31, 2004). Approximately $1.8 million of principal was outstanding at March 31, 2004. The borrowings under the credit facility are secured by trade receivables and inventories. Based upon the available collateral, approximately $3.7 million of additional capacity was available to the Company as of March 31, 2004. The credit facility requires the Company to comply with certain financial covenants. Additionally, the credit facility, as amended, restricts the Company’s ability to pay dividends in excess of the $0.01 per share currently being paid by the Company quarterly.

In August 2003, the Company entered into a relationship with an Australian bank that provides for an A$300 (approximately $230) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.15% at March 31, 2004). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. There are no amounts outstanding.

(6) Commitments and Contingencies

Contractual Commitments and Commercial Obligations

The Company leases facilities, vehicles and computer equipment principally under operating leases. Future minimum lease payments under these operating leases as of March 31, 2004 are approximately as follows:

Year Ending March 31,	Amount
2005	$ 1,410
2006	1,211
2007	1,081
2008	744
2009	342
Thereafter	338
$5,126

Rent expense of approximately $1,701 and $359 was incurred during fiscal 2004 and 2003, respectively.

Indemnifications

Under the Elan Asset Purchase Agreement, the Company agreed to indemnify the sellers with respect to certain Elan customer and vendor agreements and, in connection therewith, pledged its shares of Landmark as collateral security for the Company’s performance of such indemnification obligations. The Company does not believe these indemnifications will have a material adverse effect on its consolidated financial position or results of operations. These indemnification obligations expired on April 29, 2004 and no claims were made against the Company. The liabilities recorded in respect of these indemnification arrangements are de minimus.

In addition, the Company assumed indemnification arrangements related to Elan’s third-party leasing programs. Such indemnifications required the Company to assume the responsibility of payment to the customers’ lessor on certain units of equipment sold by Elan, if the customer chooses to terminate the lease. At the acquisition date, the Company estimated the fair value of this obligation and recorded a liability totaling $387. At March 31, 2004, the recorded liability totaled $253.

Pursuant to the provisions of some of the Company’s distribution and end-user agreements assumed in connection with the 2004 business combinations, the Company agrees, subject to certain limitations and conditions, to defend any suit or proceeding brought against a distributor or end user based on a claim that the Company’s product infringes the intellectual property rights of a third party. The Company has never incurred costs to defend lawsuits or settle claims related to these contract provisions. No claims were filed through April 29, 2004. Accordingly, the Company has recorded no liabilities for these provisions as of March 31, 2004.

(7) Stock Option Plans

The Company established a 1991 Stock Option Plan ("the Plan") and a 1991 Directors' Stock Option Plan ("the Directors' Plan") under which an aggregate of 150 shares and 75 shares of common stock were reserved, respectively, for the purpose of granting incentive and nonstatutory stock options. In September 2002, the stockholders approved the establishment of the 2002 Incentive and Stock Option Plan ("2002 Plan") under which an aggregate of 250 shares of common stock were reserved. All options are granted at not less than the fair market value of the stock on the date of grant.

Under the terms of the Plan and the Directors' Plan, options are exercisable over various periods not exceeding four years; the options under the Plan expire no later than seven years after the date of grant whereas the options granted under the Directors' Plan expire no later than ten years after the date of grant.

Under the terms of the 2002 Plan, options are exercisable at various periods and expire as set forth in the grant document. In the case where an incentive stock option is granted, the maximum expiration date is not later than 10 years from the date of grant unless made to a more than 10% stockholder; those incentive stock options expire no later than 5 years from the date of grant.

The following table summarizes stock option activity (in thousands, except for per share data).

	Number of Shares	Weighted Average Price
Outstanding at April 1, 2002	141	$ 2.09
Options granted	30	4.99
Options exercised	(15)	1.85
Outstanding at March 31, 2003	156	2.66
Options granted	142	6.67
Options forfeited	(39)	4.94
Options exercised	(60)	0.97
Outstanding at March 31, 2004	199	$5.58

Exercisable at March 31, 2004	103	$4.18
Exercisable at March 31, 2003	133	$2.06

The range of exercise prices for options outstanding and options exercisable at March 31, 2004 is as follows:

	Outstanding			Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.50	6	0.56 years	$ 0.50	6	$0.50
$3.09 - $3.40	58	3.22 years	3.36	58	3.36
$4.71 - $5.32	52	8.19 years	5.05	0	0.00
$4.99	30	4.50 years	4.99	30	4.99
$5.28	2	1.67 years	5.28	2	5.28
$9.00	3	9.71 years	9.00	0	0.00
$9.20	35	9.75 years	9.20	0	0.00
$11.00	13	6.70 years	11.00	7	11.00
	199	7.55 years	$ 5.58	103	$4.18

(8) Income Taxes

The components for income (loss) before income taxes at March 31, were as follows:

	2004	2003
United States	$ (216)	$ (263)
Foreign	2,691	635
	$ 2,475	$ 372

The provision (benefit) for income taxes shown in the accompanying consolidated statements of operations consists of the following for the fiscal years ended March 31, 2004 and 2003:

	2004	2003
Current:
Federal	$ 214	$ -
State	122	-
Foreign	716	199
Total Current	1,050	199

Deferred:
Federal	(249)	(71)
State	(44)	(13)
Foreign	148	47
Change in valuation allowance	(618)	81
Total Deferred	(763)	44
	$287	$ 243

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following for the fiscal years ended March 31, 2004 and 2003:

	2004	2003
Provision for taxes at statutory rate	$841	$130
State taxes	78	(13)
Non-U.S. rate differential, net	(46)	8
Change in valuation reserves	(618)	81
Foreign source income and intercompany dividends	53	87
Other	(21)	(50)
	$287	$243

The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 2004 and 2003 is as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$ 2,860	$ 2,942
Intangibles	148	-
Inventory reserves	492	-
Warranty reserves	306	-
Other reserves and accrued liabilities	302	33
Total assets	4,108	2,975
Deferred tax liabilities:
Capitalized software	(320)	(175)
Other	(104)	-
Total liabilities	(424)	(175)
Net deferred tax asset	3,684	2,800
Less: valuation allowance	2,239	2,996
	$1,446	$ (196)

SFAS No. 109 requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. In prior years, the Company had provided a valuation allowance against certain domestic net operating losses due to the inability of the Company to utilize these losses. As a result of the business combinations discussed in Note 3, the Company believes that such net operating losses became realizable and released $618 in valuation allowances during the year ended March 31, 2004. In fiscal years 2004 and 2003, the Company determined that the foreign company net operating losses may not be realizable and continues to carry a valuation allowance on these assets. The Company has net operating loss carryforwards for U.S. federal and state tax purposes of approximately $4,717 and $4,635, respectively; these carryforwards will expire from 2010 to 2024. In addition, the Company has available U.S. federal tax credit carryforwards of approximately $9. These carryforwards may be used to offset future taxable income, if any. The federal tax credit carryforwards will expire from 2010 to 2012 and are subject to review and possible adjustment by the Internal Revenue Service. The Company has approximately $5,019 in U.S. alternative minimum tax net operating loss carryforwards that expire between 2008 and 2024.

The Company has foreign net operating loss carryforwards of approximately $3,232 of which $447 are not subject to expiration and $2,875 that expire between 2004 and 2013.

(9) Pension Plan

The Company's subsidiary, Vital Scientific, participates in a defined-contribution employee pension plan. Contributions and expenses incurred by the Company amounted to approximately $170 and $118 during fiscal 2004 and 2003, respectively.

(10) Significant Customers

During fiscal year 2004, the Company had sales of scientific and blood analysis equipment and reagents to two significant customers amounting to approximately 14% and 13% of consolidated revenues. Approximately 25% of accounts receivable at March 31, 2004 were receivable from these two customers.

During fiscal year 2003, the Company had sales of scientific and process monitoring equipment to one significant customer approximating 13% of consolidated revenues.

(11) Accrued Expenses

Accrued expenses consist of the following:

	2004	2003
Payroll and payroll-related expenses	$ 1,399	$ 740
Deferred service contract costs	695	-
Development credits	414	444
Accrued acquisition costs	407	307
Other	2,632	412
	$5,547	$1,903

The Company entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product's gross revenues as long as the product is a commercial success. The Company began to ship this product during fiscal year 1998, evidencing it commercial success. The Company has deferred all funding received and reported those amounts as development credits included in accrued expenses. When the Company makes a payment to the Netherlands government, the recorded liability is reduced.

(12) Other Assets

Other assets consist of the following:

	2004	2003
Deferred tax asset	$786	$ 21
Long-term lease receivables	288	-
Deferred acquisition costs	-	535
Deposits and other	525	140
	$1,599	$696

Lease revenue of $245 in fiscal 2006 and $43 in fiscal 2007 is projected to be recognized into revenue.

(13) Segment Information

The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer, who evaluates the Company’s performance based on the revenues, cost of revenues and operating expenses and net income .The Company manages its business as three operating segments as follows: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories; and All Other. The "All Other" column includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments. The Clinic and Small Hospital segment includes the activities of Vital Diagnostics and Vital Scientific. The Physician’s Office Laboratories primarily consists of CDSS.

In prior periods, the Company reported and managed its business as principally three operating segments: the manufacture and sale of scientific instrumentation (through Vital Scientific), the sale of instruments and consumables in Australia (through Vital Diagnostics) and the design and marketing of process monitoring instrumentation (through NovaChem). The segment information for the year ended March 31, 2003 has been restated to conform to the realignment of the Company’s operations and reporting segments.

Segment information for the years ended March 31, 2004 and 2003 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
March 31, 2004	$ 25,181	$ 27,018	$ 321	$ 52,520
March 31, 2003	15,773	-	97	15,870

Cost of revenues and operating expenses
March 31, 2004	$ 22,950	$26,092	$860	$ 49,902
March 31, 2003	14,999	-	484	15,483

Net income (loss)
March 31, 2004	$ 1,676	$(24)	$519	$2,171
March 31, 2003	117	-	(1)	116

Capital expenditures and capitalized software
March 31, 2004	$888	$128	$86	$1,102
March 31, 2003	854	-	89	943

Total Assets
March 31, 2004	$14,812	$23,158	$348	$38,318
March 31, 2003	10,404	-	794	11,198

The assets of the Physician’s Office Laboratories segments include goodwill totaling $6,975.

Geographic information for the years ended March 31, 2004 and 2003 is as follows:

	North America	Europe	Asia	All Other	Consolidated
Revenues
March 31, 2004	$26,587	$12,677	$4,842	$8,414	$52,520
March 31, 2003	498	4,735	4,238	6,399	15,870

Equipment, net
March 31, 2004	$860	$765	$ -	$270	$1,895
March 31, 2003	44	789	-	210	1,043

Intangibles, net
March 31, 2004	$7,452	$1,023	$-	$-	$8,475
March 31, 2003	-	550	-	-	550

(13) Related Parties

The Company had sales to Landmark in the amount of $128 for fiscal year 2003. There were no sales to Landmark during fiscal year 2004 prior to the acquisition of Landmark on April 29, 2003.

The law firm of Malman and Goldman, LLP, of which Arthur B. Malman, a director of the Company, is a partner, provided legal services to the Company during fiscal years 2004 and 2003. The fees invoiced by Malman and Goldman, LLP amounted to approximately $56 and $55, respectively.

The Company was billed $11 by Third Security LLC for consulting services during fiscal year 2004. Third Security LLC is controlled by Randal J. Kirk, a director and the majority shareholder of Clinical Data.

In addition, see discussion of related party nature of business combinations discussed in Note 2.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED MARCH 31, 2004 AND 2003

(in thousands)

Item	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Uncollectible Accounts

2004	$ 97	$ 372	$ 98	$371

2003	$ 194	$ 22	$ 119	$ 97

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2003, among Novitron, Landmark and Spectran.
2.2(1)	Agreement and Plan of Merger, dated as of April 29, 2003, among Novitron, GPSI and Clinical Data.
2.3(1)	Asset Purchase Agreement, dated as of December 9, 2002, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data (previously filed as Exhibit 2.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2002, and incorporated herein by reference).
2.4(1)	Amendment No. 1 to Original Asset Purchase Agreement, dated as of February 10, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
2.5(1)	Amendment No. 2 to Original Asset Purchase Agreement, dated as of March 18, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
2.6(1)	Amendment No. 3 to Original Asset Purchase Agreement, dated as of March 31, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
2.7(1)	Amendment No. 4 to Original Asset Purchase Agreement, dated as of April 29, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
3.1(2)	Certificate of Incorporation
3.2(3)	Amended and Restated By-laws of the Company
4.1(1)	Certificate of Designation of Series A Nonvoting Convertible Preferred Stock of Clinical Data.
10.1(1)	Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and CDSS, BioClinical Concepts, Inc. and GSPI Acquisition, Inc., as Borrowers.
10.2(1)	Amendment No. 1 to the Loan Agreement, dated April 29, 2003, among LaSalle, CDSS, BioClinical Concepts, Inc. and GSPI Acquisition, Inc.
10.3(4)	1991 Directors' Option Plan and forms of option agreement.
10.4(5)	2002 Incentive and Stock Plan
10.5(6)	Employment Agreement - Israel M. Stein
16.1(7)	Change in independent accountants
22.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule13a-14(a)/15(d)-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(1) Incorporated herein by reference to exhibits to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2003.
(2) Incorporated herein by reference to exhibits to the Company's Registration Statement on Form S-1 (Commission File No. 2-82494).
(3) Incorporated herein by reference to exhibits to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003, filed with the Commission on February 17, 2004.
(4) Incorporated herein by reference to exhibits to the Company’s Registration Statement on Form S-8 filed with the Commission on March 5, 1992.
(5) Filed as Exhibit A to the Company’s Proxy Statement filed with the Commission on July 29, 2002, and incorporated herein by reference.
(6) Incorporated herein by reference to exhibits to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on February 13, 2002.
(7) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2002.