Form 10QSB
period 2004-06-30
CLINICAL DATA INC
filed 2004-08-12
CIK 716646

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended		Commission File Number
June 30, 2004		0-12716
Clinical Data, Inc. (Exact Name of Registrant as Specified in its Charter)
Delaware		04-2573920
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of August 4, 2004 is 4,386,611

Transitional Small Business Disclosure Format: Yes ___ No X

Clinical Data, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION
Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at June 30, 2004 and March 31, 2004	3
	Statements of operations for the three months ended June 30, 2004 and 2003	5
	Statements of cash flows for the three months ended June 30, 2004 and 2003	6
	Notes to unaudited condensed consolidated financial statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3:	Controls and Procedures	14
Part II: OTHER INFORMATION
Item 6:	Exhibits and Reports on Form 8-K	14
SIGNATURES

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands, except for per share data)

	June 30, 2004	March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$ 3,023	$ 1,800
Accounts receivable, less allowances for uncollectible accounts of $ 444 and $371 at June 30 and March 31, 2004, respectively	11,160	11,600
Inventories, net	9,311	9,630
Deferred tax asset	1,049	1,063
Lease receivables	504	584
Prepaid expenses and other current assets	1,672	1,672
Total current assets	26,719	26,349

EQUIPMENT, at cost:
Manufacturing and computer equipment	4,650	4,418
Leasehold improvements	881	878
Furniture and fixtures	575	572
Vehicles	145	158
	6,251	6,026
Less: Accumulated depreciation and amortization	4,295	4,131
	1,956	1,895

OTHER ASSETS:
Goodwill	6,350	6,350
Intangibles, net	2,042	2,125
Other assets, net	1,345	1,599
	9,737	10,074
TOTAL ASSETS	$ 38,412	$ 38,318

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	June 30, 2004	March 31, 2004
CURRENT LIABILITIES:
Revolving credit facility	$ 1,406	$ 1,818
Current portion of long-term debt	54	54
Accounts payable	6,220	6,809
Accrued expenses	5,324	5,547
Deferred taxes	83	84
Customer advances and deferred revenue	2,088	1,932
Accrued income taxes	837	583
Total current liabilities	16,012	16,827

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	157	176
Deferred taxes	308	320
Other long-term liabilities	521	652
	986	1,148

MINORITY INTEREST	83	79
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,500 shares authorized Series A Nonvoting, Convertible Preferred Stock 250 shares designated; 248 issued and none outstanding	-	-
Common stock, $.01 par value, 12,000 shares authorized 4,407 issued and 4,387 outstanding	44	44
Additional paid-in capital	16,995	16,995
Retained earnings	3,531	2,303
Treasury stock, 20 shares at cost	(56)	(56)
Accumulated other comprehensive income	817	978
Total stockholders' equity	21,331	20,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,412	$38,318

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For Three Months Ended June 30,
	2004	2003
REVENUES	$ 16,314	$ 10,406
COST OF REVENUES	10,697	7,174
Gross profit	5,617	3,232

OPERATING EXPENSES:
Sales and marketing	1,449	1,348
Research and development	596	410
General and administrative	1,624	1,566
Total operating expenses	3,669	3,324

Income (loss) from operations	1,948	(92)

Interest expense	(24)	(30)
Interest income	36	9
Other income (expense), net	34	-

Income (loss) before provision for income taxes and minority interest	1,994	(113)

(Provision for) benefit from income taxes	(719)	56
Minority interest	(4)	(3)
Net income (loss)	$ 1,271	$ (60)
Preferred stock deemed dividend	-	(148)
Net income (loss) applicable to common shareholders	$1,271	$(208)

Basic net income (loss) per share	$0.29	$ (0.11)
Diluted net income (loss) per share	$0.28	$(0.11)
Cash dividends per share	$0.01	$0.01

Weighted Average Shares:
Basic	4,387	1,855
Diluted	4,499	1,855

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,271	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation and amortization	340	213
Gain on sale of equipment	(10)	-
Deferred taxes	198	41
Minority interest	4	3

Changes in current assets and liabilities, net of businesses acquired-
Accounts receivable	667	(702)
Inventories	149	1,244
Prepaid expenses and other current assets	34	479
Accounts payable	(545)	(1,239)
Accrued expenses	(205)	285
Customer advances and deferred revenue	(321)	(39)
Accrued income taxes	254	49
Net cash provided by operating activities	1,836	274
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	-	(5,623)
Purchases of equipment	(94)	(155)
Proceeds from sale of equipment	12	-
Capitalization of software development costs	(48)	(162)
Net cash used in investing activities	(130)	(5,940)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from revolving credit facilities	(412)	5,544
Payments on debt	(19)	(38)
Payment of cash dividend	(43)	(19)
Exercise of employee stock options	-	15
Net cash (used in) provided by financing activities	(474)	5,502
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9)	25
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,223	(139)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,800	799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,023	$660
Supplemental Disclosure of non-cash transactions: Convertible Preferred Stock issued for acquisitions		$12,025

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands, except for per share data)

(1) Operations and Accounting Policies

Clinical Data, Inc. (the "Company") prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2004, filed with the SEC on June 28, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, and March 31, 2004:

	June 30, 2004	March 31, 2004
Raw materials	$3,940	$4,245
Work-in-process	1,175	1,270
Finished goods	4,196	4,115
	$9,311	$9,630

Goodwill and Intangibles

The Company’s intangible assets consist of (i) goodwill which is not being amortized, (ii) purchased amortizing intangibles consisting of customer relationships which are being amortized over their useful lives, and (iii) capitalized software development costs which are also being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or other periodic basis. The intangible asset balances at June 30, and March 31, 2004 are as follows:

	June 30, 2004	March 31, 2004
Purchased intangibles – customer relationships	$1,479	$1,479
Less: accumulated amortization	(481)	(378)
Net purchased intangibles – customer relationships	998	1,101

Capitalized software	1,246	1,205
Less: accumulated amortization	(167)	(182)
Net capitalized software	1,079	1,023

Intangibles, net	$2,042	$2,125

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Continued)

(1) Operations and Accounting Policies (continued)

Goodwill and Intangibles (continued)

During the three months ended June 30, 2004 and 2003, amortization expense totaled $125 and $15, respectively. Amortization is expected to total $658 in 2005, $662 in 2006, $484 in 2007 and $259 in 2008.

Equity-Based Compensation

The Company accounts for equity awards issued to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. No stock-based employee compensation is reflected in net income (loss) as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant (or 110% of the market value on the date of grant if the options were granted to a holder of more than 10% of the Company’s issued and outstanding stock).

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three months ended June 30, 2004 and 2003:

	2004	2003
Net income (loss), as reported	$1,271	$ (60)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(12)
Pro-forma net income (loss)	$1,244	$ (72)

Reported basic net income (loss) per share	$0.29	$(0.11)
Reported diluted net income (loss) per share	$0.28	$(0.11)

Pro-forma basic net income (loss) per share	$0.28	$(0.12)
Pro-forma diluted net income (loss) per share	$0.28	$(0.12)

Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at June 30, and March 31, 2004 represent unasserted warranty claims. A summary of warranty reserve activity for the three months ended June 30, 2004 and 2003 is as follows:

For the three months ended June 30,

	2004	2003
Accrued warranty – beginning of period	$1,018	$123
Assumed in business combinations	-	1,372
Provisions for the period	164	109
Less: warranty claims for the period	(226)	(210)
Accrued warranty – end of period	$956	$1,394

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Continued)

(1) Operations and Accounting Policies (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is determined by dividing net income (loss) applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net income applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible preferred stock.

The Company issued 248 shares of Series A Nonvoting Convertible Preferred Stock ("Series A Preferred Stock") in connection with the series of business combinations completed by the Company on April 29, 2003. The Series A Preferred Stock provided for a cumulative dividend at a rate of 10% per annum, commencing July 1, 2004. Because the Series A Preferred Stock was converted to common stock prior to July 1, 2004, the 10% dividend was not, and will never, be paid. However, upon conversion, the holders of the Series A Preferred Stock received a cash dividend equal to the cash dividends paid on the Company’s common stock while the Series A Preferred Stock was outstanding. In November 2003, 202 shares of the Series A Preferred Stock were converted to 2,022 shares of common stock and, in January 2004, the remaining 45 shares of the Series A Preferred Stock were converted to 450 shares of common stock. Prior to conversion, deemed dividends (not paid) totaling $148 reduced net income applicable to common shareholders for the three months ended June 30, 2003.

The number of basic and diluted weighted average shares outstanding is as follows:

For Three Months June 30,

	2004	2003
Basic weighted average common shares outstanding	4,387	1,855
Weighted average potential common shares	112	-
Diluted weighted average shares outstanding	4,499	1,855

Because of the reported net loss for the three months ended June 30, 2003, potentially dilutive securities were not included in the diluted earnings per share calculation because the effect would be antidilutive. As of June 30 2003, there were 239 common stock options outstanding, and there were 247 shares of Series A Preferred Stock outstanding that could convert into 2,472 shares of common stock. As of January 16, 2004, all of the Series A Preferred Stock was converted into common stock.

Comprehensive Income

The components of other comprehensive income for the three months ended June 30, 2004 and 2003 are as follows:

	2004	2003
Net income (loss)	$ 1,271	$ (60)
Translation adjustment	(161)	284
Total comprehensive income	$1,110	$ 224

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Continued)

(2) Debt

The Company maintains a $10 million revolving credit facility with a financial institution. All outstanding borrowings under the revolving credit facility are payable on demand. The revolving credit facility has an original term of three years, maturing March 31, 2006, and automatically renews from year to year if neither party terminates the agreement.

Borrowings under the credit facility bear interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (1.59% at June 30, 2004). Approximately $1.4 million of principal was outstanding at June 30, 2004. The borrowings under the credit facility are secured by trade receivables and inventories of Clinical Data Sales & Service; based upon the available collateral, an additional $3.7 million was available to the Company as of June 30, 2004. The credit facility requires the Company to comply with certain financial covenants, which require, the Company to maintain a minimum tangible net worth and a fixed charge coverage ratio. Additionally, the credit facility restricts the Company’s ability to pay dividends.

(3) Segment and Geographic Data

The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. The Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. "All Other" includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

The Company evaluates performance based on the revenues, operating costs and net income (loss). Segment information for the three months ended June 30, 2004 and 2003 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2004	$8,618	$7,617	$79	$16,314
2003	5,555	4,844	7	10,406

Operating Costs
2004	$7,502	$6,582	$282	$14,366
2003	5,064	5,228	206	10,498

Net Income (Loss)
2004	$756	$511	$4	$1,271
2003	327	(467)	80	(60)

Based upon the location of customers, the Company’s revenues are recognized in the following geographies for the three months ended June 30, 2004 and 2003:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2004	$7,239	$5,106	$1,674	$2,295	$16,314
2003	4,743	2,341	1,336	1,986	10,406

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are based largely on current expectations and projections about future events affecting our business. The words "will," "expects," "believes," "anticipates," "seeks," "could" and "should," and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report on Form 10-QSB are subject to risks, uncertainties and assumptions including, among other things:

  general economic and business conditions in Clinical Data’s markets;
  the impact of technological developments and competition;
  our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
  the ability to successfully integrate the businesses of Landmark Scientific, Inc. ("Landmark Scientific"), Group Practice Services Incorporated ("GPSI") and the purchased assets of Elan Diagnostics ("EDx") into Clinical Data’s business; and
  the impact of current, pending or future legislation and regulation of our businesses in the U.S. and abroad.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-QSB might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein because of new information, future events or otherwise.

Critical Accounting Policies, Commitments and Certain Other Matters

In our Form 10-KSB for the fiscal year ended March 31, 2004, which was filed with the SEC on June 28, 2004, the most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation, the allowance for doubtful accounts, and the valuation of intangibles and income taxes. We considered all applicable disclosure requirements including those related to our critical accounting policies, liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing changed materially during the three months ended June 30, 2004 that would warrant further disclosure.

Liquidity and Capital Resources

We have cash and cash equivalents of approximately $3,023 and working capital of approximately $10,707 at June 30, 2004 as compared to cash and cash equivalents of approximately $1,800 and working capital of approximately $9,522 at March 31, 2004. Approximately $1,836 was provided from operations for the three months ended June 30, 2004. The net cash flows provided by operating activities resulted from net income from operations and working capital uses (primarily the decrease in accounts payable, accrued expenses and customer advances and deferred revenue, offset by the decrease in accounts receivable and the increase in accrued income taxes). During the three months ended June 30, 2004, we used approximately $130 of cash in investing activities. $94 of this cash was used for purchases of equipment. Financing activities during the three months ended June 30, 2004 used approximately $476; $412 was used to reduce the revolving credit facility balance and $43 was used to pay a cash dividend of $.01 per share.

In April 1998, we entered into a relationship with a major Dutch bank that provides for a €1,815 (approximately $2,205) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At June 30, 2004, the base rate was 4.25%, therefore the cost to borrow under this line of credit would be 5.50%. Outstanding principal is secured by Vital Scientific’s trade receivables and inventory. The line of credit requires us to comply with certain financial covenants. As of June 30, 2004, we were in compliance with such covenants, and there were no amounts outstanding.

In March 2003, we entered into a revolving credit facility with a financial institution in the United States which provides for availability of up to $10,000. Borrowing under the revolving credit facility bears interest at the rate of either one quarter of one percent in excess of prime or 300 basis points above the LIBOR rate. The revolving credit facility has an original term of three years and automatically renews from year to year if neither party terminates the revolving credit facility. Trade receivables and inventory of Clinical Data Sales & Service are provided as collateral for this facility. The revolving credit facility requires us to meet financial covenants that require Clinical Data Sales & Service to maintain a minimum tangible net worth and fixed charge coverage ratio. As of June 30, 2004, we were in compliance with these covenants. At June 30, 2004, approximately $1,406 was outstanding and an additional $3,666 was available for borrowing on the revolving credit facility.

In August 2003, we entered into a relationship with an Australian bank that provides for an A$300 (approximately $210) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.15% at June 30, 2004). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. As of June 30, 2004, we were in compliance with such covenants. There were no amounts outstanding on June 30, 2004.

Our sources of cash include cash balances, the aforementioned lines of credit and cash flows from operations. We believe that these sources will provide us with sufficient liquidity for the next 12 months.

A portion of our balance sheet is denominated in Euros and in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity in the balance sheets. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements.

Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $400 outstanding at June 30, 2004. The fair value of these instruments at June 30, 2004 was $400. Gains and losses related to these derivative instruments for fiscal years 2005 and 2004 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

Three Months ended June 30, 2004 compared to the Three Months ended June 30, 2003

Our business was affected by the three acquisitions we completed on April 29, 2003. The acquisitions of GPSI, Landmark and substantially all the assets of EDx (described in our Annual Report on Form 10-KSBfor the fiscal year ended March 31, 2004, filed on June 28, 2004) have enabled us to offer a full range of products and services to a growing market of small and medium-sized medical laboratories in the United States and around the world. We now provide equipment and reagents in addition to laboratory management and consulting services to create a complete solution for our customers.

The reported operations and business segments reflect these business combinations for the periods subsequent to April 29, 2003. We manage our business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories ("POL’s") and All Other. All Other includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments. The Clinic and Small Hospital segment includes the activities of Vital Diagnostics and Vital Scientific. The POL segment consists of the business created through the acquisition of the assets of EDx and the acquisitions of GPSI and Landmark. For the three months ended June 30, 2004, the POL segment reflects three full months of operations while the quarter ended June 30, 2003 includes two months of operations following the April 29, 2003 acquisition date.

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which represents primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the three months ended June 30, 2004 and 2003, the average Euro/dollar exchange rate is up 6.0%.

Net Revenues - Consolidated revenues for the quarter ended June 30, 2004 increased from $10,406 to $16,314, or 56.8%, as compared to the quarter ended June 30, 2003.

  Revenue from the Clinic and Small Hospital segment increased $3,261 or 58.5% of which $337 resulted from the effects of favorable foreign exchange rates. The increase in sales in the Clinic and Small Hospital segment is attributable to Selectra XL and V-Twin instruments introduced during the past fiscal year.
  Revenue at the POL segment increased $2,718 or 55.5% from the same period last year. Revenue for the first quarter of fiscal 2004 included only two months of operations of the business acquisitions which closed on April 29, 2003. Approximately $2,459 of the increase in revenue is due to the inclusion of the extra month of operations included in the current quarter for the acquired businesses. The remainder of the increase is due to increased sales of our products.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues increased from 31.1% for the three months ended June 30, 2003 to 34.8% for the three-months ended June 30, 2004. The gross profit margin for the three months ended June 30, 2003 was impacted by a $963 charge to cost of goods sold from the write-up of inventory in accordance with purchase accounting, reflecting the elimination of the manufacturing profit on the acquired inventories.

Sales and Marketing - For the three months ended June 30, 2004, sales and marketing expenses increased from $1,348 to $1,449, or 7.5%. This increase is due to increased selling expense and commissions resulting from increased sales. As a percentage of revenues sales and marketing expenses decreased to 8.9% in the first quarter of fiscal 2005 from 13.0% in the first quarter of fiscal 2004. The decrease as a percentage of revenues was the result of controlling sales and marketing expenses while increasing sales. The Company expects sales and marketing expenses to increase in future quarters as we introduce a number of new products.

Research and Development - Research and development costs for the first quarter of fiscal year 2005 were $596 versus $410 for the first quarter of fiscal year 2004 or an increase of 45.4%. As a percentage of revenues, research and development expenses decreased to 3.7% in the first quarter of fiscal 2005 from 3.9% in the first quarter of fiscal 2004. The increase in total research and development spending is due to products under development for both business segments.

Certain software development costs during the three months ended June 30, 2004 and 2003 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the three months ended June 30, 2004 and 2003, approximately $48 and $162, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 4 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the three months ended June 30, 2004 and 2003, totaled approximately $21 and $15, respectively.

General and Administrative - General and administrative costs increased from $1,566 to $1,624 or 3.7% for the three months ended June 30, 2004 as compared to the same period last year. The increase is due the inclusion of one month of general and administrative expenses in the POL segment offset by a reduction in the expenses related to the acquisition and integration of the acquired businesses. As a percentage of revenues, general and administrative expenses decreased to 10.0% in the first quarter of fiscal 2005 from 15.1% in the first quarter of fiscal 2004. The decrease as a percentage of revenues was the result of keeping overall administrative costs constant while increasing revenues.

Interest Income and Expense - Interest income increased $28 for the three month period. Interest expense decreased from $30 to $24 for the three month periods ended June 30, 2003 to June 30, 2004, reflecting the repayment a substantial portion of a revolving credit facility that had been drawn to purchase the assets of Elan Diagnostics on April 29, 2003.

Income Taxes - The provision for income taxes increased from a benefit of $56 for the quarter ended June 30, 2003 to a provision of $719 for the quarter ended June 30, 2004. The effective tax rate is 36% for the three months ended June 30, 2004 as compared to 50% for the three months ended June 30, 2003. The effective rate of 36% represents the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes in the United States. The rate in the prior period reflects operating losses which were not able to be benefited due to uncertainty regarding realization of those assets.

Item 3: Controls and Procedures

As of June 30, 2004, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are designed to be and are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report.

Part II. OTHER INFORMATION

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

(b) Reports on Form 8-K

1. On April 19, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that Clinical Data’s Board of Directors had declared a quarterly cash dividend of $0.01 per common share, payable on June 25, 2004, to shareholders of record on May 21, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: August 12, 2004	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: August 12, 2004	Mark D. Shooman Chief Financial Officer