Form 10QSB
period 2004-09-30
CLINICAL DATA INC
filed 2004-11-12
CIK 716646

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended		Commission File Number
September 30, 2004		0-12716
Clinical Data, Inc. (Exact Name of Registrant as Specified in its Charter)
Delaware		04-2573920
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

  One Gateway Center, Suite 411, Newton, MA 02458

(Address of principal executive offices)

Issuer's Telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of November 10, 2004 is 4,387,657

Transitional Small Business Disclosure Format: Yes ___ No X

Clinical Data, Inc. AND SUBSIDIARIES

FORM 10-QSB

Index

		Page
Part I: FINANCIAL INFORMATION
Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at September 30, 2004 and March 31, 2004	3
	Statements of operations for the three and six months ended September 30, 2004 and 2003	5
	Statements of cash flows for the six months ended September 30, 2004 and 2003	6
	Notes to unaudited condensed consolidated financial statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Controls and Procedures	16
Part II: OTHER INFORMATION
Item 4:	Submission of Matters to a Vote of Security Holders	16
Item 6:	Exhibits and Reports on Form 8-K	17
SIGNATURES

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands, except for per share data)

	September 30, 2004	March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$ 3,552	$ 1,800
Accounts receivable, less allowances for uncollectible accounts of $ 456 and $371 at September 30 and March 31, 2004, respectively	9,209	11,600
Inventories, net	10,420	9,630
Deferred tax asset	1,051	1,063
Lease receivables	417	584
Prepaid expenses and other current assets	1,572	1,672
Total current assets	26,221	26,349

EQUIPMENT, at cost:
Manufacturing and computer equipment	5,033	4,418
Leasehold improvements	897	878
Furniture and fixtures	589	572
Vehicles	149	158
	6,668	6,026
Less: Accumulated depreciation and amortization	4,601	4,131
	2,067	1,895

OTHER ASSETS:
Goodwill	6,350	6,350
Intangibles, net	1,981	2,125
Other assets, net	1,138	1,599
	9,469	10,074
TOTAL ASSETS	$ 37,757	$ 38,318

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	September 30, 2004	March 31, 2004
CURRENT LIABILITIES:
Revolving credit facility	$ 2,258	$ 1,818
Current portion of long-term debt and capital leases	78	54
Accounts payable	4,781	6,809
Accrued expenses	4,127	5,547
Deferred taxes	85	84
Customer advances and deferred revenue	1,954	1,932
Accrued income taxes	1,031	583
Total current liabilities	14,314	16,827

LONG-TERM LIABILITIES:
Long-term debt and capital leases, net of current portion	183	176
Deferred taxes	308	320
Other long-term liabilities	456	652
	947	1,148

MINORITY INTEREST	89	79

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,500 shares authorized Series A Nonvoting, Convertible Preferred Stock 250 shares designated; 248 issued and none outstanding	-	-
Common stock, $.01 par value, 12,000 shares authorized 4,407 issued and 4,388 and 4,387 outstanding at September 30, and March 31, 2004, respectively	44	44
Additional paid-in capital	16,995	16,995
Retained earnings	4,397	2,303
Treasury stock, 19 and 20 shares at cost September 30, and March 31, 2004, respectively	(51)	(56)
Accumulated other comprehensive income	1,022	978
Total stockholders' equity	22,407	20,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,757	$38,318

See notes to the unaudited condensed consolidated financial statements

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
REVENUES	$13,003	$12,578	$29,317	$22,983
COST OF REVENUES	8,032	9,039	18,728	16,212
Gross profit	4,971	3,539	10,589	6,771
OPERATING EXPENSES:
Sales and marketing	1,270	1,291	2,719	2,639
Research and development	695	425	1,291	835
General and administrative	1,478	1,619	3,102	3,185
Total operating expenses	3,443	3,335	7,112	6,659
Income from operations	1,528	204	3,477	112

Interest expense	(65)	(109)	(89)	(139)
Interest income	43	65	79	74
Other (expense) income, net	(13)	35	20	35
Income before (provision for) benefit from income taxes and minority interest	1,493	195	3,487	82
(Provision for) benefit from income taxes	(577)	(31)	(1,296)	25
Minority interest	(6)	(5)	(10)	(8)
Net income	910	159	2,181	99
Preferred stock deemed dividend	-	(222)	-	(370)
Net income (loss) applicable to common stockholders	$910	$(63)	$2,181	$(271)

Basic net income (loss) per share	$0.21	$(0.03)	$0.50	$(0.15)
Diluted net income (loss) per share	$0.20	$(0.03)	$0.48	$(0.15)

Cash dividends per share	$0.01	$0.01	$0.02	$0.02

Weighted Average Shares:
Basic	4,387	1,857	4,386	1,862
Diluted	4,518	1,857	4,508	1,862

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,181	$99
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	692	633
Gain on sale of equipment	(10)	-
Deferred taxes	386	(348)
Minority interest	10	8

Changes in current assets and liabilities, net of businesses acquired -
Accounts receivable	2,785	(1,830)
Inventories	(950)	2,409
Prepaid expenses and other current assets	(25)	419
Accounts payable	(2,055)	(713)
Accrued expenses	(1,432)	2,061
Customer advances and deferred revenue	(179)	(137)
Accrued income taxes	432	197
Net cash provided by operating activities	1,835	2,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	-	(5,915)
Purchases of equipment	(324)	(240)
Proceeds from sale of equipment	12	34
Capitalization of software development costs	(100)	(263)
Net cash used in investing activities	(412)	(6,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	440	3,073
Proceeds from long-term debt	-	196
Payments on debt and capital lease obligations	(27)	(21)
Payment of cash dividend	(88)	(37)
Exercise of employee stock options	5	19
Net cash provided by financing activities	330	3,230
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	37
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,752	(319)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,800	799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,552	$480
Supplemental Disclosure of non-cash transactions: Convertible Preferred Stock issued for acquisitions	-	$12,025
Equipment acquired through capital leases	$58	-

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(in thousands, except for per share data)

(1) Operations and Accounting Policies

Clinical Data, Inc. (the "Company") prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2004, filed with the SEC on June 28, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended September 30, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, and March 31, 2004:

	September 30, 2004	March 31, 2004
Raw materials	$4,463	$4,245
Work-in-process	1,201	1,270
Finished goods	4,756	4,115
	$10,420	$9,630

Capitalized Lease Obligations

Leases with a principal value of $57 were capitalized during the quarter ended September 30, 2004 with amortization of $4 for the three months then ended. The assets recorded under capitalized leases are included within manufacturing and computer equipment.

(1) Operations and Accounting Policies (continued)

Goodwill and Intangibles

The Company’s intangible assets consist of (i) goodwill which is not being amortized, (ii) purchased amortizing intangibles consisting of customer relationships which are being amortized over their useful lives, and (iii) capitalized software development costs which are also being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or other periodic basis. The intangible asset balances at September 30, and March 31, 2004 are as follows:

	September 30, 2004	March 31, 2004
Purchased intangibles – customer relationships	$1,479	$1,479
Less: accumulated amortization	(584)	(377)
Net purchased intangibles – customer relationships	895	1,102

Capitalized software	1,320	1,205
Less: accumulated amortization	(234)	(182)
Net capitalized software	1,086	1,023

Intangibles, net	$1,981	$2,125

During the three months ended September 30, 2004 and 2003, amortization expense totaled $134 and $52, respectively. For the six months then ended, amortization expense totaled $259 and $67, respectively. Amortization is expected to total $600 in 2005, $680 in 2006, $501 in 2007 and $277 in 2008.

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

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three and six months ended September 30, 2004 and 2003:

	For the three months: September 30,		For the six months: September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$910	$(63)	$2,181	$ (271)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(12)	(54)	(19)
Pro-forma net income (loss)	$883	$(75)	$2,127	$ (290)

Reported basic net income (loss) per share	$0.21	$(0.03)	$0.50	$(0.15)
Reported diluted net income (loss) per share	$0.20	$(0.03)	$0.48	$(0.15)

Pro-forma basic net income (loss) per share	$0.20	$(0.04)	$0.48	$(0.16)
Pro-forma diluted net income (loss) per share	$0.20	$(0.04)	$0.47	$(0.16)

(1) Operations and Accounting Policies (continued)

Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at September 30, and March 31, 2004 represent unasserted warranty claims and are included in accrued expenses. A summary of warranty reserve activity for the three and six months ended September 30, 2004 and 2003 is as follows:

	For the three months: September 30,		For the six months: September 30,
	2004	2003	2004	2003
Accrued warranty – beginning of period	$956	$1,394	$1,018	$123
Assumed in business combinations	-	-	-	1,372
Provisions for the period	75	224	239	333
Less: warranty claims for the period	(201)	(370)	(427)	(580)
Accrued warranty – end of period	$830	$1,248	$830	$1,248

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

The Company issued 248 shares of Series A Nonvoting Convertible Preferred Stock ("Series A Preferred Stock") in connection with the series of business combinations completed by the Company on April 29, 2003. The Series A Preferred Stock provided for a cumulative dividend at a rate of 10% per annum, commencing July 1, 2004. Because the Series A Preferred Stock was converted to common stock prior to July 1, 2004, the 10% dividend was not, and will never, be paid. However, upon conversion, the holders of the Series A Preferred Stock received a cash dividend equal to the cash dividends paid on the Company’s common stock while the Series A Preferred Stock was outstanding. In November 2003, 202 shares of the Series A Preferred Stock were converted to 2,022 shares of common stock and, in January 2004, the remaining 45 shares of the Series A Preferred Stock were converted to 450 shares of common stock. Prior to conversion, deemed dividends (not paid) totaling $222 and $370 reduced net income applicable to common shareholders for the three and six months ended September 30, 2003, respectively.

The numbers of basic and diluted weighted average shares outstanding are as follows:

	For the three months: September 30,		For the six months: September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	4,387	1,857	4,386	1,862
Weighted average potential common shares	131	-	122	-
Diluted weighted average shares outstanding	4,518	1,857	4,508	1,862

Because of the reported net loss for the three and six months ended September 30, 2003, potentially dilutive securities were not included in the diluted earnings per share calculation because the effect would be antidilutive. As of September 30, 2003, there were 237 common stock options outstanding, and there were 247 shares of Series A Preferred Stock outstanding that could convert into 2,472 shares of common stock. As of January 16, 2004, all of the Series A Preferred Stock was converted into common stock.

(1) Operations and Accounting Policies (continued)

Comprehensive Income

The components of other comprehensive income for the three and six months ended September 30, 2004 and 2003 are as follows:

	For the three months: September 30,		For the six months: September 30,
	2004	2003	2004	2003
Net income	$ 910	$159	$2,181	$ 99
Translation adjustment	205	66	45	350
Total comprehensive income (loss)	$1,115	$225	$2,226	$449

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

Borrowings under the credit facility bear interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (1.93% at September 30, 2004). $2.3 million of principal was outstanding at September 30, 2004. The borrowings under the credit facility are secured by trade receivables and inventories of Clinical Data Sales & Service; based upon the available collateral, an additional $2.9 million was available to the Company as of September 30, 2004. The credit facility requires the Company to comply with certain financial covenants, which require, the Company to maintain a minimum tangible net worth and a fixed charge coverage ratio. Additionally, the credit facility restricts the Company’s ability to pay dividends.

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

(3) Segment and Geographic Data (continued)

The Company evaluates performance based on the revenues, operating costs and net income (loss). Segment information for the three months ended September 30, 2004 and 2003 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2004	$6,344	$6,647	$12	$13,003
2003	5,105	7,465	8	12,578

Operating Costs
2004	$5,458	$5,767	$250	$11,475
2003	4,583	7,572	219	12,374

Net Income (Loss)
2004	$571	$557	$(218)	$910
2003	477	(57)	(261)	159

Segment information for the six months ended September 30, 2004 and 2003 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2004	$15,007	$14,264	$46	$29,317
2003	10,660	12,310	13	22,983

Operating Costs
2004	$12,959	$12,349	$532	$25,840
2003	9,646	12,800	425	22,871

Net Income (Loss)
2004	$1,297	$1,249	$(365)	$2,181
2003	803	(523)	(181)	99

Based upon the location of customers, the Company’s revenues are recognized in the following geographies for the three months ended September 30, 2004 and 2003:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2004	$6,503	$3,276	$1,352	$1,872	$13,003
2003	7,485	2,454	735	1,904	12,578

For the six months ended September 30, 2004 and 2003:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2003	$13,742	$8,382	$3,026	$4,167	$29,317
2002	12,228	4,795	2,070	3,890	22,983

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

Critical Accounting Policies, Commitments and Certain Other Matters

In our Form 10-KSB for the fiscal year ended March 31, 2004, which was filed with the SEC on June 28, 2004, the most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation, the allowance for doubtful accounts, and the valuation of intangibles and income taxes. We considered all applicable disclosure requirements including those related to our critical accounting policies, liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing changed materially during the three and six months ended September 30, 2004 that would warrant further disclosure.

Liquidity and Capital Resources

We have cash and cash equivalents of $3,552 and working capital of $11,907 at September 30, 2004 as compared to cash and cash equivalents of $1,800 and working capital of $9,522 at March 31, 2004. $1,835 was provided from operations for the six months ended September 30, 2004. The net cash flows provided by operating activities resulted from net income from operations and working capital uses (primarily resulting from the increase in inventory levels and the decrease in accounts payable and accrued expenses, offset by the decrease in accounts receivable and the increase in accrued income taxes). During the six months ended September 30, 2004, we used $412 of cash in investing activities. $323 of this cash was used for purchases of equipment and $100 was from the capitalized research and development costs pursuant to SFAS No. 86. Financing activities during the six months ended September 30, 2004 provided $330; $440 was provided from the increase in the revolving credit facility balance and $88 was used to pay a cash dividend of $.01 per share in the first and second quarters of the fiscal 2005.

In April 1998, we entered into a relationship with a major Dutch bank that provides for a €1,815 (approximately $2,247) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At September 30, 2004, the base rate was 4.25%, therefore the cost to borrow under this line of credit would be 5.50%. Outstanding principal is secured by Vital Scientific’s trade receivables and inventory. The line of credit requires us to comply with certain financial covenants. As of September 30, 2004, we were in compliance with such covenants, and there were no amounts outstanding.

In March 2003, we entered into a revolving credit facility with a financial institution in the United States which provides for availability of up to $10,000. Borrowing under the revolving credit facility bears interest at the rate of either one quarter of one percent in excess of prime or 300 basis points above the LIBOR rate. The revolving credit facility has an original term of expiring in March 2006 and automatically renews from year to year if neither party terminates the revolving credit facility. Trade receivables and inventory of Clinical Data Sales & Service are provided as collateral for this facility. The revolving credit facility requires us to meet financial covenants that require Clinical Data Sales & Service to maintain a minimum tangible net worth and fixed charge coverage ratio. As of September 30, 2004, we were in compliance with these covenants. At September 30, 2004, $2,258 was outstanding and an additional $2,947 was available for borrowing on the revolving credit facility.

In August 2003, we entered into a relationship with an Australian bank that provides for an A$300 (approximately $218) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.15% at September 30, 2004). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. As of September 30, 2004, we were in compliance with such covenants. There were no amounts outstanding on September 30, 2004.

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

Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $650 outstanding at September 30, 2004. The fair value of these instruments at September 30, 2004 was de minimus. Gains and losses related to these derivative instruments for fiscal years 2005 and 2004 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

Our business was affected by the three acquisitions we completed on April 29, 2003. The acquisitions of GPSI, Landmark and substantially all the assets of EDx (described in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, filed on June 28, 2004) have enabled us to offer a full range of products and services to a growing market of small and medium-sized medical laboratories in the United States and around the world. We now provide equipment and reagents in addition to laboratory management and consulting services to create a complete solution for our customers.

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

Three Months ended September 30, 2004 compared to the Three Months ended September 30, 2003

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which represents primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the three months ended September 30, 2004 and 2003, the average Euro/dollar exchange rate is up 8.7%.

Net Revenues - Consolidated revenues for the quarter ended September 30, 2004 increased from $12,578 to $13,003, or 3.4%, as compared to the quarter ended September 30, 2003.

  Revenue from the Clinic and Small Hospital segment increased $1,116 or 21.1% of which $462 resulted from the effects of favorable foreign exchange rates. The increase in sales in the Clinic and Small Hospital segment is attributable to Selectra XL and V-Twin instruments introduced during the past fiscal year.
  Revenue at the POL segment decreased $819 or 11.0% from the same period last year. This decrease resulted from a price reduction of certain products in anticipation of a transition to new products, fewer instruments being sold and a change in sales management that occurred during the quarter ending September 30, 2004.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues increased from 28.1% for the three months ended September 30, 2003 to 38.2% for the three-months ended September 30, 2004. The gross profit margin for the three months ended September 30, 2003 was primarily impacted by a $774 charge to cost of goods sold from the write-up of inventory in accordance with purchase accounting, reflecting the elimination of the manufacturing profit on the acquired inventories.

Sales and Marketing - For the three months ended September 30, 2004, sales and marketing expenses decreased from $1,291 to $1,270, or 1.7%. We have reduced sales and marketing costs as we have integrated the businesses acquired on April 29, 2003 into one company from three in the POL segment. This reduction was $48. The Clinics and Small Hospital segment reduced their sales and marketing costs by $10 which was offset by the effect of the increase in foreign exchange rates of $35.

Research and Development - Research and development costs for the second quarter of fiscal year 2005 were $695 versus $425 for the second quarter of fiscal year 2004 or an increase of 63.6%. As a percentage of revenues, research and development expenses increased to 5.4% in the second quarter of fiscal 2005 from 3.4% in the second quarter of fiscal 2004. The increase in total research and development spending is due to the finalization of new products related to the Selectra line of clinical chemistry analyzers and associated assays as well as expenses related to validation of assays for the new line of clinical chemistry analyzers manufactured by Biotecnica Instruments S.p.A. which will be distributed exclusively by the Company as previously announced.

Certain software development costs during the three months ended September 30, 2004 and 2003 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the three months ended September 30, 2004 and 2003, $52 and $101, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 4 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the three months ended September 30, 2004 and 2003, totaled $28 and $16, respectively.

General and Administrative - General and administrative costs decreased from $1,619 to $1,478 or 8.7% for the three months ended September 30, 2004 as compared to the same period last year. General and administrative expenses in the POL segment have decreased because the Company is no longer maintaining the Greensboro office and its associated personnel and overhead costs (approximately $250 in savings) offset by the amortization of intangible assets and the effect of foreign currency exchange rates on the Clinics and Small Hospital segment.

Interest Income and Expense - Interest income increased $22 for the three month period. Interest expense decreased from $109 to $66 for the three month periods ended September 30, 2003 to September 30, 2004, reflecting the repayment a substantial portion of a revolving credit facility that had been drawn to purchase the assets of Elan Diagnostics on April 29, 2003.

Income Taxes - The provision for income taxes increased from $31 for the quarter ended September 30, 2003 to $577 for the quarter ended September 30, 2004. The effective tax rate is 38.6% for the three months ended September 30, 2004 as compared to 15.9% for the three months ended September 30, 2003. The effective rate of 38.6% represents the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes in the United States. The rate in the prior period reflects domestic operating losses which were benefited at the combined federal and state rates of 40% offset by the foreign average tax rate of approximately 35%.

Six Months ended September 30, 2004 compared to the Six Months ended September 30, 2003

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which represents primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the six months ended September 30, 2004 and 2003, the average Euro/dollar exchange rate is up 7.2%.

Net Revenues - Consolidated revenues for the six months ended September 30, 2004 increased from $22,983 to $29,317, or 27.6%, as compared to the two fiscal quarters ended September 30, 2003.

  Revenue from the Clinic and Small Hospital segment increased $4,373 or 40.2% of which $784 resulted from the effects of favorable foreign exchange rates. The increase in sales in the Clinic and Small Hospital segment is attributable to Selectra XL and V-Twin instruments introduced during the past fiscal year.
  Revenue at the POL segment increased $1,880 or 15.2% from the same period last year. Revenue for the fiscal 2004 year-to-date included only five months of operations of the business acquisitions which closed on April 29, 2003. Approximately $2,477 of the increase in revenue is due to the inclusion of the extra month of operations included in the current quarter for the acquired businesses. This increase was offset by a $597 decrease resulting from a price reduction of certain products in anticipation of a transition to new products, fewer instruments being sold and a change in sales management that occurred during the quarter ending September 30, 2004.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues increased from 29.5% for the six-months ended September 30, 2003 to 36.1% for the six-months ended September 30, 2004. The gross profit margin for the fiscal 2004 was impacted by a $1,737 charge to cost of goods sold from the write-up of inventory in accordance with purchase accounting, reflecting the elimination of the manufacturing profit on the acquired inventories.

Sales and Marketing - For the three months ended September 30, 2004, sales and marketing expenses increased from $2,639 to $2,719, or 3.01%. This increase is due to increased selling expense and commissions resulting from increased sales. As a percentage of revenues sales and marketing expenses decreased to 9.3% in the first half of fiscal 2005 from 11.5% in the comparable period of fiscal 2004. The decrease as a percentage of revenues was the result of controlling sales and marketing expenses while increasing sales. The Company expects sales and marketing expenses to increase in future quarters as we introduce a number of new products.

Research and Development - Research and development costs for the first six months of fiscal year 2005 were $1,291 versus $835 for the six months ended September 30, 2003 or an increase of 54.7%. As a percentage of revenues, research and development expenses increased from 3.6% in the first two quarters of fiscal 2004 to 4.4% in the comparable period of fiscal 2005. The increase in total research and development spending is due to the aforementioned development of new products relating to the Selectra line of clinical chemistry analyzers and associated assays as well as expenses related to validation of assays for the new line of clinical chemistry analyzers manufactured by Biotecnica Instruments S.p.A. which will be distributed exclusively by the Company as previously announced.

Certain software development costs during the three months ended September 30, 2004 and 2003 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the three months ended September 30, 2004 and 2003, $100 and $236, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 4 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the three months ended September 30, 2004 and 2003, totaled $49 and $31, respectively.

General and Administrative - General and administrative costs decreased from $3,185 to $3,102 or 2.6% for the six months ended September 30, 2004 as compared to the same period last year. The decrease is due to a reduction in the expenses related to the acquisition and integration of the acquired businesses offset by the inclusion of one month of general and administrative expenses in the POL segment. As a percentage of revenues, general and administrative expenses decreased to 11.0% in the first half of fiscal 2005 from 13.8% in the same period of fiscal 2004.

Interest Income and Expense - Interest income increased $5 for the six month period. Interest expense decreased from $139 to $89 for the six month periods ended September 30, 2003 to September 30, 2004, reflecting the repayment a substantial portion of a revolving credit facility that had been drawn to purchase the assets of Elan Diagnostics on April 29, 2003.

Income Taxes - The provision for income taxes increased from a benefit of $25 for the two quarters ended September 30, 2003 to a provision of $1,296 for the six-months ended September 30, 2004. The effective tax rate is 37.2% for the fiscal 2005 year-to-date as compared to (31.4%) for the same period last year. The effective rate of 37.2% represents the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes in the United States. The effective rate for September 30, 2003 reflects foreign jurisdictional tax rate of approximately 35% offset by a combined federal and state domestic tax benefit of 40%.

Item 3: Controls and Procedures

As of September 30, 2004, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are designed to be and are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Stockholders held on September 13, 2004, the following matters were submitted to a vote of the security holders:

                            (a) Directors elected as follows:

                                    Larry D. Horner         Arthur B. Malman           Randal J. Kirk         Israel M. Stein

(b) Matters voted on as follows:	For	Against	Withheld Authority
Election of directors:
Larry D. Horner	4,263,699	4,887	-
Randal J. Kirk	4,243,516	25,070	-
Arthur Malman	4,243,516	25,070	-
Israel M. Stein	4,243,516	25,070	-

To ratify the selection of the Company’s independent accountants	4,264,376	4,037	137

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.4*	Amendment No. 5 dated October 25, 2004, to Loan and Security Agreement dated April 29, 2003, by and among LaSalle Business Credit LLC, as lender, and Clinical Data Sales & Service, Inc., as borrower.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	.Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            *Filed herewith

                        (b) Reports on Form 8-K

1.	On July 2, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that Clinical Data’s Board of Directors had declared a quarterly cash dividend of $0.01 per common share, payable on September 24, 2004, to shareholders of record on August 20, 2004.
2.	On September 21, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that Clinical Data’s Board of Directors had declared a quarterly cash dividend of $0.03 per common share, payable on December 19, 2004, to shareholders of record on November 22, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: November 12, 2004	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: November 12, 2004	Mark D. Shooman Chief Financial Officer