Form 10QSB
period 2004-12-31
CLINICAL DATA INC
filed 2005-02-11
CIK 716646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

For Quarter Ended	Commission File Number
December 31, 2004	0-12716

Clinical Data, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares of common stock outstanding as of February 2, 2005 is 4,394,570

Transitional Small Business Disclosure Format: Yes ___ No X

Clinical Data, Inc. AND SUBSIDIARIES

FORM 10-QSB
Index

		Page
Part I: FINANCIAL INFORMATION
Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at December 31, 2004 and March 31, 2004	3
	Statements of operations for the three and nine months ended December 31, 2004 and 2003	5
	Statements of cash flows for the nine months ended December 31, 2004 and 2003	6
	Notes to unaudited condensed consolidated financial statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Controls and Procedures	18
Part II: OTHER INFORMATION
Item 6:	Exhibits and Reports on Form 8-K	18
SIGNATURES

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands, except for per share data)

	December 31, 2004	March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$ 4,291	$ 1,800
Accounts receivable, less allowances for uncollectible accounts of $ 469 and $371 at December 31, and March 31, 2004, respectively	10,071	11,600
Inventories, net	9,967	9,630
Deferred tax asset	1,053	1,063
Lease receivables	341	584
Prepaid expenses and other current assets	1,853	1,672
Total current assets	27,576	26,349

EQUIPMENT, at cost:
Manufacturing and computer equipment	6,716	4,418
Leasehold improvements	1,012	878
Furniture and fixtures	635	572
Vehicles	115	158
	8,478	6,026
Less: Accumulated depreciation and amortization	5,220	4,131
	3,258	1,895

OTHER ASSETS:
Goodwill	6,350	6,350
Intangibles, net	2,039	2,125
Other assets, net	1,039	1,599
	9,428	10,074
TOTAL ASSETS	$ 40,262	$ 38,318

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	December 31, 2004	March 31, 2004
CURRENT LIABILITIES:
Revolving credit facility	$ 1,105	$ 1,818
Current portion of long-term debt	54	54
Current portion of capital leases	185	-
Accounts payable	4,454	6,809
Accrued expenses	4,741	5,547
Deferred taxes	94	84
Customer advances and deferred revenue	1,825	1,932
Accrued income taxes	1,837	583
Total current liabilities	14,295	16,827

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	129	176
Capital leases, net of current portion	782	-
Deferred taxes	347	320
Other long-term liabilities	370	652
	1,628	1,148

MINORITY INTEREST	91	79

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,500 shares authorized Series A Nonvoting, Convertible Preferred Stock 250 shares designated; 248 issued and none outstanding	-	-
Common stock, $.01 par value, 12,000 shares authorized 4,405 issued and 4,395 and 4,385 outstanding at December 31, and March 31, 2004, respectively	44	44
Additional paid-in capital	16,995	16,995
Retained earnings	5,284	2,303
Treasury stock, 10 and 20 shares at cost December 31, and March 31, 2004, respectively	(47)	(56)
Accumulated other comprehensive income	1,972	978
Total stockholders' equity	24,248	20,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,262	$38,318

See notes to the unaudited condensed consolidated financial statements

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
REVENUES	$14,343	$13,797	$43,660	$36,780
COST OF REVENUES	8,940	9,389	27,668	25,602
Gross profit	5,403	4,408	15,992	11,178
OPERATING EXPENSES:
Sales and marketing	1,377	1,475	4,096	4,115
Research and development	703	570	1,995	1,404
General and administrative	1,585	1,323	4,686	4,507
Total operating expenses	3,665	3,368	10,777	10,026
Income from operations	1,738	1,040	5,215	1,152

Interest expense	(54)	(44)	(143)	(184)
Interest income	42	45	121	119
Other income (expense), net	8	(30)	29	5
Income before provision for income taxes and minority interest	1,734	1,011	5,222	1,092
Provision for income taxes	(716)	(381)	(2,013)	(355)
Minority interest	(2)	(1)	(12)	(9)
Net income	1,016	629	3,197	728
Preferred stock deemed dividend	-	(122)	-	(492)
Net income applicable to common stockholders	$1,016	$507	$3,197	$236

Basic net income per share	$0.23	$0.17	$0.73	$0.11
Diluted net income per share	$0.23	$0.14	$0.71	$0.10

Cash dividends per share	$0.03	$0.01	$0.05	$0.03

Weighted Average Shares:
Basic	4,392	2,987	4,387	2,237
Diluted	4,509	4,451	4,502	2,350

See the notes to the unaudited condensed consolidated statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,197	$728
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,046	1,015
(Gain) loss on sale of equipment	(9)	7
Deferred taxes	462	(125)
Minority interest	12	9

Changes in current assets and liabilities, net of businesses acquired -
Accounts receivable	2,508	(1,093)
Inventories	16	2,810
Prepaid expenses and other current assets	(277)	350
Accounts payable	(2,681)	1,076
Accrued expenses	(1,029)	15
Customer advances and deferred revenue	(425)	(17)
Accrued income taxes	1,132	249
Net cash provided by operating activities	3,952	5,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	-	(5,915)
Purchases of equipment	(755)	(395)
Proceeds from sale of equipment	36	49
Capitalization of software development costs	(182)	(365)
Net cash used in investing activities	(901)	(6,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from revolving credit facilities	(713)	2,141
Proceeds from long-term debt	-	196
Payments on debt and capital lease obligations	(90)	(13)
Payment of cash dividend	(217)	(116)
Exercise of employee stock options	9	19
Net cash (used in) provided by financing activities	(1,011)	2,227
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	451	82
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,491	707

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,800	799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,291	$1,506
Supplemental Disclosure of non-cash transactions: Convertible Preferred Stock issued for acquisitions	-	$12,025
Equipment acquired through capital leases	$1,001	-

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(in thousands, except for per share data)

(1) Operations and Accounting Policies

Clinical Data, Inc. (the "Company") prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2004, which was filed with the SEC on June 28, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended December 31, 2004 and 2003 are not necessarily indicative of the results for the entire fiscal year.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, and March 31, 2004:

	December 31, 2004	March 31, 2004
Raw materials	$4,750	$4,245
Work-in-process	402	1,270
Finished goods	4,815	4,115
	$9,967	$9,630

Capitalized Lease Obligations

Leases with a principal value of $944 and $1,001, were capitalized during the three and nine months ended December 31, 2004, respectively. The assets recorded under capitalized leases are included within manufacturing and computer equipment and are depreciated over the lease terms of three to five years.

(1) Operations and Accounting Policies (continued)

Goodwill and Intangibles

The Company’s intangible assets consist of (i) goodwill which is not being amortized, (ii) purchased amortizing intangibles consisting of customer relationships which are being amortized over their useful lives ranging between 3 and 5 years, and (iii) capitalized software development costs which are being amortized over their useful life of 4 years. All intangible assets are subject to impairment tests on an annual or other periodic basis.

The Company completed its annual impairment test of goodwill, as required by Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of December 31, 2004. The Company, assisted by an independent valuation specialist, concluded that as of December 31, 2004 there was no impairment of goodwill.

The intangible asset balances at December 31, and March 31, 2004 are as follows:

	December 31, 2004	March 31, 2004
Purchased intangibles – customer relationships	$1,479	$1,479
Less: accumulated amortization	(687)	(377)
Net purchased intangibles – customer relationships	792	1,102

Capitalized software	1,535	1,205
Less: accumulated amortization	(288)	(182)
Net capitalized software	1,247	1,023

Intangibles, net	$2,039	$2,125

During the three months ended December 31, 2004 and 2003, amortization expense totaled $132 and $304, respectively. For the nine months then ended, amortization expense totaled $391 and $371, respectively. Amortization is expected to total $517 in 2005, $666 in 2006, $487 in 2007 and $263 in 2008.

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

(1) Operations and Accounting Policies (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three and nine months ended December 31, 2004 and 2003:

	For the three months: December 31,		For the nine months: December 31,
	2004	2003	2004	2003
Net income applicable to common stockholders, as reported	$1,016	$507	$3,197	$ 236
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(5)	(80)	(24)
Pro-forma net income applicable to common stockholders	$989	$502	$3,117	$ 212

Reported basic net income per share	$0.23	$0.17	$0.73	$0.11
Reported diluted net income per share	$0.23	$0.14	$0.71	$0.10

Pro-forma basic net income per share	$0.23	$0.17	$0.71	$0.10
Pro-forma diluted net income per share	$0.22	$0.14	$0.69	$0.09

Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at December 31, and March 31, 2004 represent unasserted warranty claims and are included in accrued expenses. A summary of warranty reserve activity for the three and nine months ended December 31, 2004 and 2003 is as follows:

	For the three months: December 31,		For the nine months: December 31,
	2004	2003	2004	2003
Accrued warranty – beginning of period	$830	$1,248	$1,018	$123
Assumed in business combinations	-	-	-	1,372
Provisions for the period	131	120	370	435
Less: warranty claims for the period	(191)	(313)	(618)	(875)
Accrued warranty – end of period	$770	$1,055	$770	$1,055

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

(1) Operations and Accounting Policies (continued)

The Company issued 248 shares of Series A Nonvoting Convertible Preferred Stock ("Series A Preferred Stock") in connection with the series of business combinations completed by the Company on April 29, 2003. The Series A Preferred Stock provided for a cumulative dividend at a rate of 10% per annum, commencing July 1, 2004. Because the Series A Preferred Stock was converted to common stock prior to July 1, 2004, the 10% dividend was not, and will never, be paid. However, upon conversion, the holders of the Series A Preferred Stock received a cash dividend equal to the cash dividends paid on the Company’s common stock while the Series A Preferred Stock was outstanding. In November 2003, 202 shares of the Series A Preferred Stock were converted to 2,022 shares of common stock and, in January 2004, the remaining 45 shares of the Series A Preferred Stock were converted to 450 shares of common stock. Prior to conversion, deemed dividends (not paid) totaling $122 and $492 reduced net income applicable to common shareholders for the three and nine months ended December 31, 2003, respectively.

The numbers of basic and diluted weighted average shares outstanding are as follows:

	For the three months: December 31,		For the nine months: December 31,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	4,392	2,987	4,387	2,237
Dilutive effect of:
Common stock options	117	137	115	113
Series A Preferred Stock	-	1,327	-	-
Diluted weighted average shares outstanding	4,509	4,451	4,502	2,350

As of December 31, 2003, there were 9 common stock options that were not included in the diluted earnings per share calculations as the effect of including these options would have been anti-dilutive. The Series A Preferred Stock has been excluded from the calculation of earnings per share for the nine months ended December 31, 2003 as the inclusion of the Series A Preferred Stock would be anti-dilutive.

Comprehensive Income

The components of other comprehensive income for the three and nine months ended December 31, 2004 and 2003 are as follows:

	For the three months: December 31,		For the nine months: December 31,
	2004	2003	2004	2003
Net income	$ 1,016	$ 629	$3,197	$ 728
Translation adjustment	951	611	995	961
Total comprehensive income	$1,967	$1,240	$4,192	$ 1,689

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

New Pronouncements

(a) Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective July 1, 2005.

(1) Operations and Accounting Policies (continued)

The Company expects to adopt SFAS No. 123R using the Statements modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the preliminary estimate is that additional stock compensation expense for fiscal 2006 will be in the range of $50 to $60. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation to be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

(b) Deduction for Qualified Domestic Production Activities

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company has not completed its analysis of the impact of this new provision.

Under the guidance in FASB Staff Position FAS No. 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," the deduction will be treated as a "special deduction" as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

(c) Repatriation of Foreign Earnings

The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the United States might be repatriated.

(2) Debt

The Company maintains a $10 million revolving credit facility with a financial institution. All outstanding borrowings under the revolving credit facility are payable on demand. The revolving credit facility has an original term of three years, maturing March 31, 2006, and automatically renews from year to year if neither party terminates the agreement.

Borrowings under the credit facility bear interest at the rate of 0.25% in excess of prime. We have the option, which we have not used, of converting a specified portion of our borrowings, under a certain set of conditions, to a rate of 300 basis points above the LIBOR rate. $1.1 million of principal was outstanding at December 31, 2004. The borrowings under the credit facility are secured by trade receivables and inventories of the Company’s wholly-owned domestic subsidiary, Clinical Data Sales & Service. Based upon the available collateral, an additional $5.1 million was available to the Company as of December 31, 2004. The credit facility requires the Company to comply with certain financial covenants including maintenance of a minimum tangible net worth and a fixed charge coverage ratio. Additionally, the credit facility restricts the amount of dividends the Company may pay.

In January 2005 the Company entered into a five year term loan with a financing institution totaling $941 for the purchase and implementation of a new Enterprise Resource Planning system for the Company.

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

The Company evaluates performance based on the revenues, operating costs and net income (loss). Segment information for the three months ended December 31, 2004 and 2003 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2004	$7,043	$7,264	$36	$14,343
2003	6,190	7,570	37	13,797
Operating Costs
2004	$6,324	$6,082	$199	$12,605
2003	5,631	7,004	122	12,757
Net Income (Loss)
2004	$431	$693	$(108)	$1,016
2003	343	246	40	629

Segment information for the nine months ended December 31, 2004 and 2003 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2004	$22,050	$21,529	$81	$43,660
2003	17,179	19,551	50	36,780
Operating Costs
2004	$19,283	$18,431	$731	$38,445
2003	15,618	19,463	547	35,628
Net Income (Loss)
2004	$1,727	$1,942	$(472)	$3,197
2003	1,139	(270)	(141)	728

Based upon the location of customers, the Company’s revenues are recognized in the following geographical areas for the three months ended December 31, 2004 and 2003:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2004	$6,963	$3,337	$1,902	$2,141	$14,343
2003	7,350	3,384	1,255	1,808	13,797

(3) Segment and Geographic Data (continued)

For the nine months ended December 31, 2004 and 2003, sales were recognized in the following geographical regions:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2003	$20,705	$11,719	$4,928	$6,308	$43,660
2002	19,578	8,178	3,326	5,698	36,780

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are based on current expectations and projections about future events affecting our business. The words "will," "expects," "believes," "anticipates," "seeks," "could" and "should," and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report on Form 10-QSB are subject to risks, uncertainties and assumptions including, among other things:

  general economic and business conditions in Clinical Data’s markets, including currency exchange rate fluctuations;
  our ability to obtain regulatory approval for and to successfully introduce new products;
  the impact of technological developments and competition;
  our expectations and estimates concerning future financial performance and financing plans; and
  the impact of current, pending or future legislation and regulation of our businesses in the U.S. and abroad.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-QSB might not occur.

Critical Accounting Policies, Commitments and Certain Other Matters

In our Form 10-KSB for the fiscal year ended March 31, 2004, which was filed with the SEC on June 28, 2004, the most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation, the allowance for doubtful accounts, and the valuation of intangibles and income taxes. We considered all applicable disclosure requirements including those related to our critical accounting policies, liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing changed materially during the three and nine months ended December 31, 2004 that would warrant further disclosure.

Liquidity and Capital Resources

We have cash and cash equivalents of $4,291 and working capital of $13,281 at December 31, 2004 as compared to cash and cash equivalents of $1,800 and working capital of $9,522 at March 31, 2004. $3,952 was provided from operations for the nine months ended December 31, 2004. The net cash flows provided by operating activities resulted from net income and noncash charges, principally depreciation and amortization partially offset by working capital uses (primarily resulting from the decrease in accounts payable and accrued expenses, partially offset by the decrease in accounts receivable and the increase in accrued income taxes). During the nine months ended December 31, 2004, we used $901 of cash in investing activities. $755 of this cash was used for purchases of equipment and $182 was from the capitalized research and development costs pursuant to SFAS No. 86. Financing activities during the nine months ended December 31, 2004 used $1,011; $713 was used to reduce the outstanding revolving credit facility balance and $217 was used to pay cash dividends totaling $.05 per share during the first three quarters of fiscal 2005.

In April 1998, we entered into a relationship with a major Dutch bank that provides for a €1,815 (approximately $2,478) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At December 31, 2004, the base rate was 4.25%, therefore the cost to borrow under this line of credit would be 5.50%. Outstanding principal is secured by our Dutch subsidiary’s trade receivables and inventory. The line of credit requires us to comply with certain financial covenants. As of December 31, 2004, we were in compliance with such covenants, and there were no amounts outstanding under the line of credit.

In March 2003, we entered into a revolving credit facility with a financial institution in the United States which provides for availability of up to $10,000. Borrowing under the revolving credit facility bears interest at the rate of either 1/4 of one percent in excess of prime or 300 basis points above the LIBOR rate. The revolving credit facility has an original term of expiring in March 2006 and automatically renews from year to year if neither party terminates the revolving credit facility. Trade receivables and inventory of Clinical Data Sales & Service are provided as collateral for this facility. The revolving credit facility requires us to meet financial covenants that include maintenance of a minimum tangible net worth and fixed charge coverage ratio at Clinical Data Sales & Service, Inc. As of December 31, 2004, we were in compliance with these covenants. At December 31, 2004, $1,105 was outstanding and an additional $5,094 was available for borrowing on the revolving credit facility.

In August 2003, we entered into a relationship with an Australian bank that provides for an A$300 (approximately $235) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.15% at December 31, 2004). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. As of December 31, 2004, we were in compliance with such covenants and we had no amounts outstanding on December 31, 2004.

In November 2004 we entered into a number of capital leases totaling $938 for the purchase of equipment to be used by our customers. These leases carry a fixed payment over 60 months with a $1 buyout at the termination of the leases. The annual payments on these capitalized leases will approximate:

Year Ended March 31,
2005	$87
2006	188
2007	201
2008	196
2009	204
2010	125
$1,001

In January 2005, we entered into a five year term loan with a financing institution totaling $941 for the purchase and implementation of a new Enterprise Resource Planning ("ERP") system for the Company. This loan requires a fixed monthly payment of principal and interest over its term.

Our sources of cash include cash balances, the aforementioned lines of credit, capital leases and cash flows from operations. We believe that these sources will provide us with sufficient liquidity for at least the next 12 months.

The American Jobs Creation Act of 2004 (the "Act") creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. We have not determined the amount nor the timing of any foreign earnings which might be repatriated.

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

Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $1,000 outstanding at December 31, 2004. The fair value of these instruments at December 31, 2004 was de minimus. Gains and losses related to these derivative instruments for fiscal years 2005 and 2004 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

Our business was affected in fiscal 2004by the three acquisitions we completed on April 29, 2003. The acquisitions of Group Practice Services, Inc. ("GPSI"), Landmark Scientific, Inc. ("Landmark") and substantially all the assets of Elan Diagnostics, Inc. ("EDx") (described in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 as filed on June 28, 2004) have enabled us to offer a full range of products and services to a growing market of small and medium-sized medical laboratories in the United States and around the world. We now provide equipment and reagents in addition to laboratory management and consulting services to create a complete solution for our customers.

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

On February 1, 2005, we announced that we have been selected as the exclusive distributor in the United States and Canada of the Melet Schloesing line of hematology analyzers and reagents. We hope to receive regulatory clearance to sell the product line during first quarter fiscal 2006. While no revenues will be derived from this product line until regulatory clearance is received, we are incurring marketing expenditures to promote the product launch.

Three Months ended December 31, 2004 compared to the Three Months ended December 31, 2003

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which represents primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the three months ended December 31, 2004 and 2003, the average Euro/dollar exchange rate is up 9.0%.

Net Revenues - Consolidated revenues for the quarter ended December 31, 2004 increased from $13,797 to $14,343, or 4.0%, as compared to the quarter ended December 31, 2003.

  Revenue from the Clinic and Small Hospital segment increased $522 or 8.0% of which the entire gain is due to the effects of currency translation rates.
  Revenue at the POL segment increased $24 or 0.3% from the same period last year.

Future revenues could be impacted by the recent dramatic increase in the exchange rate of the Euro versus the US Dollar and longer terms trends between these currencies. Future revenues are also dependent upon receiving American and European regulatory approvals for new products and the timing of the introduction of those products.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues increased from 32.0% for the three months ended December 31, 2003 to 37.7% for the three-months ended December 31, 2004. The gross profit margin from the Clinic and Small Hospital segment increased from 28.1% to 34.3% reflecting a combination of product mix and the effects of exchange rates between the years. Gross profit margins at the POL segment strengthened from 35.4% to 40.4%. The increasing margins reflect a gross profit margin which is no longer impacted by the fiscal 2004 effects of increased inventory carrying values resulting from purchase accounting.

Sales and Marketing - For the three months ended December 31, 2004, sales and marketing expenses decreased from $1,475 to $1,377, or 6.7%. The decrease of $229 in the POL segment is a result of a reduction in personnel costs from a restructuring and reduced expenditures on certain marketing activities. The Clinics and Small Hospital segment increased their sales and marketing costs by $78 which largely reflects the commission costs associated with additional sales via our Asian representative. The increase in the foreign currency exchange rates was $51. We expect sales and marketing expenses to increase in the fourth quarter, as we introduce a number of new products.

Research and Development - Research and development costs for the third quarter of fiscal year 2005 were $703 versus $570 for the same quarter of fiscal year 2004 or an increase of 23.5%. As a percentage of revenues, research and development expenses increased to 4.9% in the third quarter of fiscal 2005 from 4.1% in the third quarter of fiscal 2004. The increase in total research and development spending is due to the finalization of new products related to the Selectra line of clinical chemistry analyzers and associated assays as well as expenses related to validation of assays for the new line of clinical chemistry analyzers manufactured by Biotecnica Instruments S.p.A. which will be distributed exclusively by the Company as part of our continuing relationship with them.

Certain software development costs during the three months ended December 31, 2004 and 2003 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the three months ended December 31, 2004 and 2003, $82 and $102, respectively, were capitalized. Amortization of these costs is included in the cost of revenues and for the three months ended December 31, 2004 and 2003, totaled $23 and $16, respectively.

General and Administrative - General and administrative costs increased from $1,323 to $1,585 or 19.8% for the three months ended December 31, 2004 as compared to the same period last year. General and administrative expenses in the POL segment have increased $78 reflecting additional professional service expenses; the increase in the foreign currency exchange rates at Clinics and Small Hospitals was $41 and the increase in professional service expenses in the "Other" segment of $70.

Interest Income and Expense - Interest income decreased $3 for the three month period. Interest expense increased from $44 to $54 for the three month periods ended December 31, 2003 to December 31, 2004. The increase is due to the addition of capitalized leases to purchase equipment to be used by our customers. The interest expense on the capitalized leases and new financing for our ERP system will be approximately $22 per quarter in future quarters.

Income Taxes - The provision for income taxes increased from $381 for the quarter ended December 31, 2003 to $716 for the quarter ended December 31, 2004. The effective tax rate is 41.3% for the three months ended December 31, 2004 as compared to 37.7% for the three months ended December 31, 2003. The effective rate in the United States is approximately 35.0%; adjustments are made to the effective rate for foreign tax rate differentials and state taxes in the United States.

Nine Months ended December 31, 2004 compared to the Nine Months ended December 31, 2003

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which represents primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the nine months ended December 31, 2004 and 2003, the average Euro/dollar exchange rate is up 7.3%.

Net Revenues - Consolidated revenues for the nine months ended December 31, 2004 increased from $36,780 to $43,660, or 18.7%, as compared to the three fiscal quarters ended December 31, 2003.

  Revenue from the Clinic and Small Hospital segment increased $4,957 or 28.9% of which $1,273 or 7.4% resulted from the effects of favorable foreign exchange rates with the remainder due to stronger than expected sales of the Selectra XL and V-Twin products during the first half of the year.
  Revenue at the POL segment increased $1,923 or 15.6% from the same period last year. Revenue for the nine months ended December 31, 2003 included only eight months of operations of the business acquisitions which closed on April 29, 2003. Approximately $2,450 of the increase in revenue is due to the inclusion of the extra month of operations included in the current period for the acquired businesses. This increase was offset by a $527 decrease resulting from a price reduction of certain products in anticipation of a transition to new products, fewer instruments being sold and a change in sales management that occurred during the quarter ending September 30, 2004.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues increased from 30.4% for the nine-months ended December 31, 2003 to 36.6% for the nine-months ended December 31, 2004. The gross profit margin for the fiscal 2004 was impacted by a $1,737 charge to cost of goods sold from the write-up of inventory in accordance with purchase accounting, reflecting the elimination of the manufacturing profit on the acquired inventories. Absent the impacts of the inventory step-up, gross margin for the nine months ended December 31, 2003 would have been 35.1%.

Sales and Marketing - For the nine months ended December 31, 2004, sales and marketing expenses decreased from $4,115 to $4,096, or 0.5%. The reduction of $360 in the POL segment is the result of a restructuring that reduced personnel costs and a reduction in other marketing expenditures. The increase in expenses at the Clinics and Small Hospitals segment is commensurate with the increase in revenues reflecting commissions and other variable costs that are dependent on sales volumes. As a percentage of revenues sales and marketing expenses decreased to 9.3% in the first three quarters of fiscal 2005 from 11.2% in the comparable period of fiscal 2004. The decrease as a percentage of revenues was the result of controlling sales and marketing expenses while increasing sales. The Company expects sales and marketing expenses to increase in the fourth quarter as we introduce a number of new products.

Research and Development - Research and development costs for the first nine months of fiscal year 2005 were $1,995 versus $1,404 for the nine months ended December 31, 2003 or an increase of 42.0%. As a percentage of revenues, research and development expenses increased from 3.8% in the first three quarters of fiscal 2004 to 4.6% in the comparable period of fiscal 2005. The increase in total research and development spending is due to the development of new products relating to the Selectra line of clinical chemistry analyzers and associated assays as well as expenses related to validation of assays for the new line of clinical chemistry analyzers manufactured by Biotecnica Instruments S.p.A. which will be distributed exclusively by the Company.

Certain software development costs during the three months ended December 31, 2004 and 2003 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the three months ended December 31, 2004 and 2003, $182 and $365, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 4 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the nine months ended December 31, 2004 and 2003, totaled $65 and $47, respectively.

General and Administrative - General and administrative costs increased from $4,507 to $4,686 or 4.0% for the nine months ended December 31, 2004 as compared to the same period last year. The increase is due to the inclusion of nine months of general and administrative expenses in the POL segment for which only eight months of expenses were included in the nine months ending December 31, 2003. As a percentage of revenues, general and administrative expenses decreased to 10.7% in the first half of fiscal 2005 from 12.2% in the same period of fiscal 2004.

Interest Income and Expense - Interest income increased $2 for the nine month period. Interest expense decreased from $184 to $143 for the nine month periods ended December 31, 2003 to December 31, 2004, reflecting the repayment a substantial portion of a revolving credit facility that had been drawn to purchase the assets of Elan Diagnostics on April 29, 2003.

Income Taxes - The provision for income taxes increased from a provision of $355 for the three quarters ended December 31, 2003 to $2,013 for the nine-months ended December 31, 2004. The effective tax rate is 38.5% for the fiscal 2005 year-to-date as compared to 32.5% for the same period last year. The effective rate represents the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes in the United States. The effective rate for December 31, 2003 reflects foreign jurisdictional tax rate of approximately 35% offset by a combined federal and state domestic tax benefit of 40%.

Item 3: Controls and Procedures

As of December 31, 2004, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are designed to be and are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report.

Part II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3.1(1)	Amended and Restated Bylaws of Clinical Data, Inc. effective as of December 16, 2004.
10.1(2)	Amendment No. 1 dated December 16, 2004, to Employment Agreement dated October 29, 2001, by and between Clinical Data, Inc. and Israel M. Stein, M.D.
10.2*	Fifth Amendment dated October 25, 2004, to Loan and Security Agreement dated March 31, 2003, by and between Clinical Data Sales & Service, Inc. and LaSalle Business Credit.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as Exhibit 3.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2004, and incorporated herein by reference.
(2) Previously filed as Exhibit 10.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 22, 2004, and incorporated herein by reference.

*Filed herewith

(b) Reports on Form 8-K

1.	On October 26, 2004, the Company filed a Current Report on Form 8-K reporting under Item 1.01 that the Loan and Security Agreement dated March 31, 2003, between Clinical Data, Clinical Data Sales & Service and LaSalle Business Credit LLC was amended to permit the Company to make an additional $1.5 million in capital expenditures.
2.	On December 22, 2005, the Company filed a Current Report on Form 8-K reporting (a) under Item 1.01, that the Company entered into Amendment No. 1of the Employment Agreement dated October 29, 2001, by and the Registrant and Israel M. Stein, M.D., the President and Chief Executive Officer of the Registrant (the "Employment Agreement") providing for a new title for Dr. Stein and the acknowledgment of the parties that the Employment Agreement remains in full force and effect; (b) under Item 5.03 that the Board of Directors of the Company amended and restated the Company’s Bylaws to (i) delete in its entirety Article 3.7 of the Bylaws which provided that the Chairman of the Board of the Registrant be an officer of the Registrant, (ii) include a new Article 2.2.1 of the Bylaws creating the position of Chairman of the Board and providing that the individual in the position of Chairman of the Board is not an officer of the Registrant as a result of holding such position; and (iii) make all other changes to the Bylaws necessary to conform the Bylaws to the foregoing; and (c) under Item 8.01 that, in connection with the amendment of the Employment Agreement and the amendment and restatement of the Registrant’s Bylaws, the Registrant announced the appointment of Randal J. Kirk to the new position of Chairman of the Board effective as of December 16, 20

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: February 11, 2005	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: February 11, 2005	Mark D. Shooman Chief Financial Officer