Form 10KSB
period 2005-03-31
CLINICAL DATA INC
filed 2005-06-27
CIK 716646

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended March 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the most recent fiscal year: $56,399,986

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $44,982,000 based on the average price of the Common Stock as reported by NASDAQ on June 23 2005.

As of June 23, 2005, there were 4,405,020 of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes ___ No X

Clinical Data, Inc.

ANNUAL REPORT ON FORM 10-KSB
For the Year Ended March 31, 2005

Table of Contents

PART I

This annual report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, forward-looking statements regarding the Company's expected performance and financial results in future periods – which include words such as "expect(s)", "feel(s)", "believe(s)", "will", "would", "may", "anticipate(s)", and similar expressions – are based upon management's current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the preceding forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of the filing of this Form 10-KSB. The following factors known to management, among others, could cause actual results to differ materially from those described in such forward-looking statements: our ability to continue to attract new customers and obtain new and expanded business opportunities from existing customers; management of our growth and successful integration of our operations; continued growth in demand in the United States and abroad for products and consulting services such as those offered by the Company; and the effect of intensifying competition among a rising number of companies offering products and services similar to those offered by the Company. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, we encourage you to review the risk factors contained in this Annual Report on Form 10-KSB and in the Company's other reports, registration statements and other documents filed from time to time with the SEC which describe a number of additional risks and uncertainties that could cause actual results to differ materially from those expected in the forward-looking statements made in this Form 10-KSB. All references to "us," "we," "our," "Clinical Data," "the Company," and other similar expressions, unless otherwise defined herein, refer to Clinical Data, Inc., its predecessors and subsidiaries.

Item 1. Description of Business

General

Clinical Data, Inc. ("Clinical Data"), formerly Novitron International, Inc., through our domestic and foreign subsidiaries, focuses on the operational needs of physician’s office laboratories ("POLs") and other small to medium sized clinical laboratories. We provide a complete range of technical products and consulting services to the growing domestic POL market and offer blood analysis instrumentation and diagnostic assays for use in clinics and hospitals internationally.

Through our Dutch subsidiary, Vital Scientific NV ("Vital Scientific"), we manufacture and distribute blood chemistry and coagulation analyzers. The instruments are marketed worldwide through distributors and OEM partnerships. Worldwide we have an installed base of over 15,000 units. Our Australian subsidiary, Vital Diagnostics Pty. Ltd. ("Vital Diagnostics") distributes diagnostic instruments and assays in the South Pacific region.

In April 2003, we completed the acquisition of certain of the assets of Elan Diagnostics, Inc., ("Elan"), a domestic manufacturer of clinical chemistry reagents and a distributor of instrumentation. As a result of this acquisition, we secured an installed base of clinical chemistry and erythrocyte sedimentation rate ("ESR") analyzers in the domestic POL market. Our Dutch manufactured analyzers now have a distribution channel in the U.S. market and our domestically produced reagents have a potential for sale worldwide through our international distribution capabilities.

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

As a result of these transactions, we now supply a complete range of products and services, from equipment and reagents to lab management and consulting services, to small and medium sized medical laboratories both domestically and internationally. To underscore and promote the enhanced breadth and depth of our products and services, in October 2003 the Company was renamed Clinical Data, Inc. The operations of Elan, GPSI and Landmark, as of April 29, 2004, have been integrated into a single wholly-owned subsidiary, Clinical Data Sales & Service, Inc. ("CDSS").

Recent Events

On June 21, 2005, we announced that we signed an agreement and plan of merger pursuant to which we will acquire Genaissance Pharmaceuticals, Inc. ("GNSC") in an all-stock transaction. Under the terms of the agreement, which has been approved by both boards of directors, GNSC stockholders will receive 0.065 shares of our common stock for each share of GNSC common stock in a tax-free exchange. The holders of GNSA preferred stock will receive shares of a newly designated class of our preferred stock. The transaction must be approved by the stockholders of both companies and is expected to close no later than November 30, 2005. Upon completion of the merger, current GNSC board members, Kevin Rakin and Joseph Klein III, will join our board of directors. Burton E. Sobel, MD, Physician-in-chief and Professor of Biochemistry at the University of Vermont, will also join our board.

GNSC is engaged in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products in pharmacogenomics. The purchase will enable us to enter the molecular diagnostics market which complements our present products and services and increases our ability to provide more complete services to the POL market.

Based on the closing price of Clinical Data’s stock on June 20, 2005, the transaction is valued at approximately $56 million.

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

Our Industry: In Vitro Diagnostic ("IVD") Testing

The worldwide market for human blood testing is estimated at $23 billion per year with more than 15 billion diagnostic tests performed in hospitals, physicians’ offices and commercial laboratories worldwide. Clinical chemistry testing of blood, which includes such tests as cholesterol and glucose, represents approximately forty percent (40%) of the total testing market and immunoassay testing accounts for another thirty-five percent (35%). Approximately fifty (50) assays account for seventy-five percent (75%) of all blood testing.

The United States continues to be the largest single market for IVD testing with an estimated thirty-seven percent (37%) of the world market. The European IVD sector comes a close second representing thirty-five percent (35%)of the global market. Japan is also a significant market with an estimated share of twelve percent (12%) and the "Rest of World" market is currently estimated at sixteen percent (16%).

Domestically, the present focus on reducing health care costs and increasing health care availability has encouraged the movement of blood testing from centralized laboratories into the patient care setting. Revenues from clinical laboratory testing are growing as a result of the aging of the population, increased healthcare awareness, and expanding insurance coverage. In addition, the physician market continues to benefit from the shift of diagnostic testing from hospitals to alternate sites.

Worldwide there is an increasing need for greater efficiency in disease management. Clinical laboratories, both large and small, are seeking total support from diagnostic companies to enable them to establish a pre-determined cost per patient outcome. This factor is a major driver in the diagnostics market of today and for the foreseeable future.

Our primary focus is to provide a complete range of technical products and consulting services to the growing domestic POL market and smaller laboratories and to offer blood analysis instrumentation and diagnostic assays for use in clinics and hospitals internationally.

The healthcare industry is subject to extensive government regulation. Government and private insurance carriers fund the cost of a significant portion of medical care offered in the United States and government funding is the source of healthcare spending internationally. The impact of cost containment on healthcare expenditures in the future is difficult to predict. The Company’s technology is subject to regulatory control by the U.S. Food and Drug Administration ("Food and Drug Administration" or "FDA"), the European IVD Directive and other regulatory agencies in various countries around the world.

Products

We supply a complete range of products and services to the POL and small and medium sized medical laboratories in the U.S. including equipment and reagents and lab management and consulting services. Capable of delivering everything from the spot sale of consumables to total laboratory management, CDSS offers an entryway into over 5,000 physician’s office laboratories currently conducting clinical chemistry testing in the U.S. and to the potential 15,000 physician’s offices which could justifiably provide such services. Whether a practice is considering establishing a new lab, consolidating lab resources from multiple sites, or improving the quality and efficiency of an existing in-office lab, CDSS can be of assistance.

We currently provide POLs and small laboratories in the United States with a choice of three private labeled blood chemistry analyzers, two ESR automated analyzers, over twenty different FDA approved diagnostic assays, and consumables, as well as technical support. Our technology is tailored for the small to medium sized laboratory. The broad testing menu of our manufactured product line includes lipid, hepatic, electrolyte, and metabolic profiles. In addition, through licensing and distribution arrangements with third parties, we provide a laboratory information software system for efficient management and control of smaller laboratories.

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

Our line of clinical chemistry systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. Each of the products listed below, has been cleared for marketing in the United States by the FDA and complies with European IVD regulations. These include:

  The Vitalab Selectra-XL, a floor model 360 test per hour random-access, "walk-away" clinical chemistry analyzer offering a wide range of testing including clinical chemistry, special proteins, drugs of abuse ("DOA"), therapeutic drug monitoring ("TDM"), and electrolytes.
  The Vitalab Selectra E, (also trade named Selectra II and Vitalab Flexor-E), a "walk-away" 180 test per hour clinical chemistry analyzer, capable of performing over 70 different diagnostic tests using reagents from almost all manufacturers.
  The Vitalab Viva, a dedicated system designed for TDM and for the detection of DOA, is marketed by Dade Behring in over thirty countries worldwide. The distribution agreement, originally signed in 1997, was extended in March 2000. This Viva analyzer was designed specifically for use with the Dade Behring Emit line of diagnostic assays for TDM and DOA.
  The HY-TEC 288 is a fully automated enzyme immunoassay system that was developed and is manufactured for Hycor Biomedical, Inc. of Garden Grove, California, a wholly-owned subsidiary of Stratagene Corporation of La Jolla, California. The HY-TEC 288 is a reagent system that permits the testing of 8 autoimmune tests and 900 allergens.
  The Vitalab 300 semi-automated clinical chemistry analyzer, which permits a full range of testing including endpoints, kinetic and bichromatic measurements.
  The Envoy, a 350 test per hour bench top, "walk-away" clinical chemistry analyzer offering a wide range of clinical chemistry and electrolytes.
  The soon to be introduced, Selectra Junior, a 90 test per hour bench top, "walk-away" clinical chemistry analyzer designed for the small laboratory.
  The ATAC-8000, a clinical chemistry analyzer designed and manufactured on an OEM basis for us as exclusive U.S. distributor. Over 800 ATAC-8000’s have been sold in the U.S.
  A complete menu of over (20 clinical chemistry tests formulated and/or packaged by us for our range of clinical chemistry instruments.

Specialized Diagnostic Assays

In an effort to differentiate our products and to create unique opportunities for distribution, in February 2005, we entered into a distribution agreement with Daiichi Pure Chemicals Co., Ltd. ("Daiichi") of Tokyo, Japan. Under this agreement Clinical Data will serve as the master distributor for a new diagnostic assay for the measurement of Prostate Specific Antigen ("PSA"), a marker for the presence of prostate cancer. Daiichi’s unique and proprietary assay technology allows PSA to be measured on our existing line of clinical chemistry analyzers and on most conventional clinical chemistry systems currently in use around the world.

The PSA assay will be marketed as a replacement for current PSA methods, which are often run on dedicated immunochemistry analyzers. This is the first method to allow the test to be performed on conventional clinical chemistry systems. We estimate the current world market for the PSA test is approximately 25 million tests per year, with over $450 million being spent globally. With the Daiichi technology applicable to clinical chemistry analyzers the test will be more broadly available to physicians and their patients.

The PSA test, which will be distributed by Clinical Data under a worldwide agreement, is an in vitro diagnostic assay intended to quantitatively measure PSA in human serum. This assay is used as an aid in screening for and in the management of patients with prostate cancer. PSA values are usually interpreted in conjunction with other available clinical and laboratory data.

In the United States, the FDA has approved PSA testing along with a digital rectal exam ("DRE") to help detect prostate cancer in men age 50 and older. Doctors often use the PSA test and DRE as prostate cancer screening tests; together, these tests can help doctors detect prostate cancer in men who have no symptoms of the disease. The FDA has also approved the PSA test to monitor patients with a history of prostate cancer to see if the cancer has recurred. An elevated PSA level in a patient with a history of prostate cancer does not always signal recurrence. The doctor may recommend repeating the PSA test or performing other tests to check for additional evidence of recurrence.

Product launch is expected to follow 510(k) clearance of the assay by the FDA's Center for Devices and Radiological Health which will permit marketing of the tests in the United States for in vitro diagnostic use. An application was submitted in the fourth quarter of fiscal 2005. The FDA has now requested a resubmission with additional data. Clearance is expected in the second half of fiscal 2006. IVD registration under European regulations is being sought.

In April 2005, we entered into a worldwide distribution agreement with Daiichi for a diagnostic assay for the measurement of an extended range of high sensitivity C-Reactive Protein ("hsCRP"). Daiichi’s proprietary assay can be used on our existing line of clinical chemistry analyzers and on most conventional clinical chemistry systems currently in use.

The hsCRP assay, which will be distributed by Clinical Data under a non-exclusive worldwide agreement, is an in vitro diagnostic test for the quantitative determination of CRP in whole blood or serum. Measurement of CRP has been used increasingly by clinicians to aid in the detection and evaluation of infection, tissue injury, inflammatory disorders and associated diseases.

Product launch is expected to follow 510(k) clearance of the assay by the FDA which will permit marketing of the tests in the United States for in vitro diagnostic use. IVD registration under European regulations will also be sought by Clinical Data. Our applications for US and European regulatory clearances are expected to be submitted in the first half of fiscal 2006.

Hematology

ESR

ESR is a time honored laboratory method for determining the acute phase response to inflammation. It measures the rate at which red blood cells in a test tube separate from blood plasma over time to become sediment in the bottom of the test tube. The sedimentation rate increases in various disease processes.

We offer ESR analyzers and disposables produced for us on an OEM basis for exclusive distribution in the U.S..

Hemostasis

Hemostasis is a biochemical process that protects the body from blood loss caused by vascular damage. Within seconds of damage, constriction of the vessel and formation of a temporary hemostatic platelet plug occurs. Platelet aggregation triggers the coagulation cascade that leads to clot formation. Coagulation systems provide detailed information used to diagnose bleeding and clotting disorders.

We offer the Fibron-1 Coagulometer and related assays for in vitro coagulation testing of citrated human plasma in the clinical laboratory. This analyzer is designed for the small laboratory.

Blood Cell Counting

In an effort to diversify our product base, in February 2005 we obtained exclusive distribution rights for a unique line of hematology analyzers and reagents developed by Melet Schloesing Laboratoires of Cergy-Pontoise, France. Under the terms of the agreement, Clinical Data will be the exclusive distributor of four fully automated differential blood cell analyzers for the human diagnostics market in the United States and Canada. Reagents for the analyzers will be manufactured exclusively by Clinical Data at its Brea, California facility.

Differential cell counting is used to diagnose such conditions as anemia, infections, allergic reactions and platelet disorders. Millions of such tests are performed daily in hospitals and doctors’ offices worldwide. We estimate the current U.S. market for hematology analyzers and related reagents to be over $670 million annually and over $1.7 billion globally.

The proprietary analyzers and reagents, to be distributed in North America under the Clinical Data brand name, are fully-automated devices used to count red blood cells, white blood cells, platelets, measure hemoglobin and calculate or measure several red cell indices, including erythrocyte mean corpuscular volume, mean corpuscular hemoglobin, and the mean corpuscular hemoglobin concentration. The analyzers perform a differential cell count by classifying the individual white cell components into subpopulations of lymphocytes, granulocytes, eosinophils, basophils, and monocytes through electronic sizing. The uniqueness of Melet Schloesing’s proprietary technology is that it allows a 5-part differential cell count to be measured for essentially the same cost as conventional 3-part differential analyzers in use today.

Applications for FDA clearance of the analyzers were submitted in December 2004 and approval is anticipated in the second quarter of fiscal 2006. Product launch should occur shortly after clearance.

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

Clinics and Small Hospitals Segment

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

In offering products and services to smaller laboratories, we compete with numerous other companies. These include much larger and well-financed companies such as Bayer, Roche Diagnostics, Alfa Wasserman and with companies such as Polestar Labs, Polymedco, and many other smaller American and European companies who distribute in this field.

With respect to domestic sales to the POL market, our competition includes hospitals and independent laboratories since most medical testing is performed in these settings. Clinical laboratories have traditionally been effective at processing large numbers of tests using highly trained technicians and complex equipment. Our products compete with clinical laboratories with respect to range of tests offered, the immediacy of results and cost effectiveness.

In developing instruments for private-label sales by third parties, and in marketing directly to distributors, we compete with numerous other companies. These include much larger and well-financed companies such as Bayer, Roche Diagnostics, and Thermo Electron who are direct marketers in this field, and with companies such as Integrated Technologies Ltd., Medical Innovations, Inc. and many other smaller European and American companies, which are OEM marketers in this field. We believe that we compete favorably on our capabilities, the quality of our products, and our ability to manufacture and produce our products in a timely fashion.

Product Development

To develop new products, we employ chemists, mechanical, electronic and systems engineers, augmented by specialized contract vendors, and further supported by a staff of professionals from a central-European contract software group. Research and development is performed at a number of our companies and may be shared between companies through licensing agreements when appropriate. We maintain mechanical prototyping and automated assembly operations in the Netherlands. Assay development is accomplished at our California and Rhode Island facilities.

Research and development spending including capitalization of certain software development costs, we spent approximately $2,934,000 during fiscal year 2005 and $2,850,000 during fiscal year 2004.

We have developed the Viva-E which is being offered on an OEM basis by Dade Behring. The Viva-E is an OEM version of the Selectra-E which is dedicated for DOA and TDM testing. We are completing development of the "Selectra Junior," a 90 test per hour, "walk-away" clinical chemistry analyzer offering a wide range of testing including clinical chemistry, special proteins, DOA, TDM, and electrolytes, designed primarily for POL’s, "stat" applications and smaller laboratories.

During fiscal 2005, at our locations in California and Rhode Island, we also formulated, developed or validated over twenty assays or enhanced our electrode technology which will be employed on the new clinical chemistry analyzers to be offered by us thereby reducing the necessary data needed to allow regulatory approval for these new products.

We intend to develop new products where we perceive a demand and believe that the products may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.

Manufacturing

We have been manufacturing instrumentation for the commercial market since 1956. To produce and commercially ship reagent products, our California facility is licensed and inspected by the State of California, and has approval from the FDA. Our two U.S. facilities and European operations have all received ISO 9001 and EN13485 certification and are FDA registered and comply with European IVD regulations.

OTHER BUSINESS MATTERS

Government Regulation

Where necessary, we obtain government approval to market our products and may have to obtain prior approval from certain European regulatory bodies or the Food and Drug Administration to market products that we develop. In the U.S., certain of our products are classified as medical devices under the Federal Food, Drug and Cosmetics Act. As such, when these products are offered for sale in the United States, these products are subject to regulation by the FDA. In Europe, we are subject to EN13485 and CE (Conformite Europene) marking and IVD registration requirements. The cost of obtaining approvals for new products may be high and the process lengthy, with no assurance that new product approvals will be obtained.

To date, neither the FDA nor the European medical regulatory bodies have developed industry-wide performance standards with respect to the safety and effectiveness of the products presently marketed by us. Although we intend to use our best efforts to comply with domestic and international standards, when and if developed, there can be no assurance that all of our products will be compliant. Any failure to receive approvals for our future products or noncompliance with any international performance standards promulgated in the future could have a material adverse effect on us and our results of operations. Furthermore, any material change in the existing rules and regulations or any new regulations developed might adversely affect us and our results of operations.

RISK FACTORS

Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Clinical Data:

Risk factors relating to Clinical Data’s common stock

Ownership of Clinical Data is concentrated among a small number of stockholders.

Our ownership is concentrated among a small number of stockholders, including Randal J. Kirk, Mr. Kirk’s affiliates and Israel M. Stein, M.D., our Chief Executive Officer. Together with Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates hold approximately 75% of our outstanding common stock. Under Delaware law, Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates collectively own the requisite number of shares of our outstanding common stock to take action with respect to virtually any corporate matter without seeking the approval of any other stockholders. This means that, although Dr. Stein and Mr. Kirk have no agreement to act in concert, together they and Mr. Kirk’s affiliates could take such action by written consent and would be required to provide notice to the other stockholders only after they had taken such action. Although they presently have the ability to act without the consent of other stockholders, Mr. Kirk and Dr. Stein, as directors of Clinical Data, have fiduciary duties under Delaware law to all the stockholders of our company. Delaware law also imposes certain fiduciary duties on Mr. Kirk and Dr. Stein by virtue of their status as majority stockholders, and by virtue of Dr. Stein’s status as an officer of our company.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, instead of developing them, from time to time we have acquired and may yet acquire additional complementary businesses, products, or technologies or may enter into cooperative ventures. We do not know if we will be able to complete such acquisitions, or whether we will be able to successfully integrate an acquired business, operate it profitably, or retain its key employees. Integrating any acquired business, product or technology, or any venture into which we may enter, could be expensive and time-consuming and could disrupt our ongoing business, distract our management and materially and adversely affect our cash flows and results of operations.

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

We used an asset-based line of credit to finance a portion of the assets we purchased from Elan. As of March 31, 2005, there was $798,000 outstanding on that line. This debt may adversely affect our future operations in several important ways, including the following:

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

The costs of importation of instruments and other products are subject to foreign currency fluctuations. In fiscal year 2005, sales to customers outside the United States accounted for approximately 51% of our revenues. We anticipate that international sales will continue to account for a significant portion of our revenues.  Most of our sales to international distributors are denominated in Euros. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be affected by changes in exchange rates.  We cannot predict whether such gains and losses will be material, nor can we predict the effect of exchange rate fluctuations on our future operating results.  We sometimes engage in limited, transaction specific, foreign currency hedging transactions to reduce our risk, but we cannot assure you that any such hedging transaction will allow us to avoid any currency exchange rate fluctuation risks.

Our international operations and sales expose us to political and economic risks.

Our international operations and reliance on international sales expose us to foreign political and economic risks, including:

  - regulatory approvals;
  - import and export license requirements and restrictions;
  - disruptions in international transport or delivery;
  - difficulties in collecting receivables; and
   - potentially adverse tax consequences.

If any of these risks materializes, our international sales could decrease and our foreign operations could suffer.

We are dependent upon certain key personnel.

We are highly dependent upon the principal members of our management, engineering and scientific staff, including Israel M. Stein, M.D., our Chief Executive Officer and President. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts.

Our products require government approval to be marketed.

We have obtained or are in the process of obtaining all necessary government approvals to market our current products in the United States and the European Union. However, we must obtain approval of certain European regulatory bodies and the FDA to market any new products that we may develop or obtain the rights to distribute. Domestically, certain of our products are classified as medical devices under the Food, Drug and Cosmetics Act. As such, if and when these products are offered for sale in the United States, these products will be subject to continuing regulation and oversight by the FDA. The cost of obtaining such approvals may be high and the process lengthy, with no assurance that such approvals will be obtained.

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

The Clinical Laboratory Improvement Amendments of 1988, or CLIA, extended Federal oversight to virtually all clinical laboratories by requiring that they be certified by the Federal government or by a Federally-approved accreditation agency. Pursuant to CLIA, clinical laboratories must meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with all tests classified as either high complexity, moderate complexity, or waived. We specialize in providing moderate complexity test products and consulting services for such testing, and POLs which purchase such products and services also require CLIA certificates to perform such testing. Any material change in the existing rules and regulations or the adoption of any new regulations could adversely affect us by making our customers less willing or able to remain in the business. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory's CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. The loss or suspension of a license, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) related to smaller labs could have a material adverse effect on our business.

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

We manufacture most of our instruments in Dieren, The Netherlands and most of our reagents in Brea, California. Other products are manufactured in Italy and France on an OEM basis. These manufacturing processes are complex and, as a result, any prolonged disruption in our manufacturing operations or the manufacturing operations of our third party manufacturers could seriously harm our ability to satisfy our customer order deadlines. If we cannot deliver our systems in a timely manner, our revenues will likely suffer.

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

Our distributor agreements provide for the distributor to purchase products from us at standard prices that are updated periodically. We have no obligations to the distributors after the product is shipped. We occasionally offer distributors special pricing on selected products to promote sales. Such discounts and special pricing provisions are recognized as reductions of revenue as we ship our product to the distributor. We occasionally offer incentive programs directly to our distributors’ salespeople.

Our results of operations will be adversely affected if we fail to realize the full value of our intangible assets.

As of March 31, 2005, our total assets included $9.1 million of net intangible assets. Net intangible assets consist principally of (i) goodwill associated with acquisitions; (ii) costs associated with capitalized software; and (iii) purchased intangibles consisting of customer relationships, net of accumulated amortization. Goodwill is not being amortized while the purchased intangibles are being amortized over their estimated useful lives. Amortization of capitalized software is provided over the estimated useful life of the product, which is generally four years. Goodwill is tested, at a minimum, on an annual basis using December 31 as the annual measurement date for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which the goodwill is assigned; as of March 31, 2005 all of the goodwill is assigned to the POL segment. Amortizable intangibles, including capitalized software, are subject to impairment reviews when there are indications of impairment.

The fair value of our recorded intangibles can be impacted by economic conditions, market risks, and the volatility in the markets in which Clinical Data and its customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. The annual assessment of goodwill or the periodic impairment testing considerations may result in impairment charges or additional intangible asset write-offs, respectively, which could adversely affect our results of operations. As of December 31, 2004, the most recent evaluation date, there was no impairment of goodwill. Additionally, there were no indicators of impairment that would require an assessment of the impairment of our other intangible assets.

Patents

We own or have applied for patents and trademarks on certain of our products. However, we do not believe that our business, as a whole, is or will be materially dependent upon the protection afforded by such patents or trademarks, and a substantial majority of our revenues is attributable to products without patent protection.

Warranty and Product Liability

Substantially all of our instrumentation products are covered by a warranty for workmanship which is generally for a period of 12 months from installation. Reagents, electrodes and other consumables have varying length warranties depending upon the expected life of the product.

We maintain product liability insurance for sales of our laboratory instrumentation in amounts we believe are adequate, given our past sales levels and our anticipated sales levels. We reevaluate the adequacy of this coverage when and if our sales levels change substantially. To date, no product liability claims have been brought against us. However, there can be no assurance that product liability insurance will continue to be available to us on acceptable terms, or that product liability claims in excess of our insurance coverage, if any, will not be successfully asserted against us.

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

Backlog

As of ended March 31, 2005, we had an instrumentation backlog (or order book) of approximately $3,624,000 as compared to $7,770,000 in 2004 in the Clinics and Small Hospitals segment. It is anticipated that all of the existing backlog will be filled by shipments during the first quarter of fiscal year 2006. The prior year backlog primarily is related to one large order which was fulfilled by the second quarter of fiscal 2005. The POL segment operates with limited backlog because products are shipped shortly after orders are received.

Seasonality

Our second fiscal quarter includes the months of July, August and September. Our European facility normally closes its operations for two weeks during this period. In the United States, medical practices also experience a decline in voluntary procedures such as examinations, resulting in a decline in testing. Consequently, we may experience a decline in revenue and net income from first fiscal quarter levels during our fiscal second quarter, reflecting this slowdown in business activity. This seasonality is expected to effect only the second fiscal quarter.

Employees

The Company had two hundred forty-seven (247) full, part-time, and contract employees as of March 31, 2005. One hundred forty (142) of these employees are employed in the United States, eighty-eight (88) are employed in the Netherlands and seventeen (17) in Australia and New Zealand.

Environmental matters

We do not believe that compliance with Federal, state or local regulations relating to the protection of the environment have any material effect on our financial or competitive position.

Significant Customers

During fiscal year 2005, we had sales of scientific and blood analysis equipment and reagents to two significant customers amounting to approximately 16% and 11%, respectively, of consolidated revenues. Approximately 22% of accounts receivable at March 31, 2005 were receivable from these two customers. During fiscal year 2004, we had sales of scientific and process monitoring equipment to two significant customers approximating 14% and 13%, respectively, of consolidated revenues.

Item 2. Description of Properties

We lease approximately 800 square feet of corporate office space in Newton, Massachusetts, under a short-term lease.

We lease approximately 30,000 square feet in Smithfield, Rhode Island. The facility in Smithfield is comprised of corporate office space, research and development facilities and facilities for warehousing and distribution. The facility is leased until 2007. We also lease approximately 33,000 square feet in Brea, California under a lease expiring in 2010. The Brea facility is largely utilized for manufacturing and distribution.

We lease approximately 35,000 square feet in Dieren, The Netherlands, which houses our offices, research and development and manufacturing. The facility is leased until 2008 with renewal and expansion options.

We lease approximately 10,000 square feet of office, manufacturing and warehousing space in Castle Hill, New South Wales, under leases expiring in June 2005 and August 2007.

We believe our current facilities are adequate for our planned needs in the near future.

Item 3. Legal Proceedings

We, are from time to time subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at March 31, 2005, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders during the fourth quarter.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters
  Market information: Our common stock trades on the NASDAQ Stock Market under the symbol CLDA. The following table sets forth the range of high and low sale prices per share of common stock for each quarter in fiscal 2005 and 2004 as reported by the NASDAQ Stock Market and the cash dividends paid with respect to the common stock.

	Prices
Fiscal Year Ended March 31, 2005	High	Low	Dividends Paid
First Quarter	$19.00	$11.00	$0.01
Second Quarter	$20.98	$13.50	$0.01
Third Quarter	$ 16.82	$12.50	$0.03
Fourth Quarter	$17.85	$11.41	$0.03
	Prices
Fiscal Year Ended March 31, 2004	High	Low	Dividends Paid
First Quarter	$ 6.20	$3.80	$0.01
Second Quarter	$10.50	$7.00	$0.01
Third Quarter	$ 9.65	$7.49	$0.01
Fourth Quarter	$22.70	$9.20	$0.01

b) As of March 31, 2005, there were approximately 113 holders of record of our common stock.

c) We have paid a quarterly dividend in each quarter since March 2001; the payments by quarter are shown above. The payment of future dividends will be dependent upon financial results and other relevant factors to be considered by the Board of Directors.

d) We have authorized common stock for issuance under equity compensation plans as follows as of March 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	188,000	$5.82	117,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	188,000	$5.82	117,000

The authorized plans are more fully described in Note 6 in the accompanying consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue from maintenance services on equipment ratably over the term of the maintenance agreement. Revenue from services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Consulting revenues from services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered.

Our multi-element arrangements occur in the POL segment only. Along with the sale of products, training and installation services are provided to the end-user customer. At the time of the sale to the end-user customer, deferred revenue for training, installation and any extended warranty services and/or maintenance contracts purchased by the customer is recorded.

It has been determined that each of these transactions qualifies as a separate unit of accounting. Because these products and services are sold individually, objective fair value is readily determined and is generally measured using list prices. The arrangement consideration is allocated to the separate units of accounting based on their relative fair values. Revenue for each unit of accounting is then recognized as the product is delivered or the services are performed.

The training and installation services are generally delivered very shortly after the product is shipped as the customers want the instruments to be placed into service as soon as possible. As such, the deferred revenue related to training and installation is generally not material at any given balance sheet date. Extended warranties or maintenance contracts are recognized ratably over the service period (generally one to two years).

We do not have post-shipment obligations or customer acceptance provisions in our revenue arrangements. Occasionally, a customer is offered the right to return the product. The right of return is limited to workmanship issues and, if applicable, must occur within 90 days. If the right of return is offered, revenue for the product and related elements of the sale are deferred until the expiration of return has expired.

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

Inventory valuation - Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, when necessary, provisions for excess and obsolete inventories are provided. On an ongoing basis, we review the carrying value of the inventory and record an inventory impairment charge at such time as it is believed that the carrying value exceeds the inventory’s net realizable value. Such assessments are based upon historical sales, forecasted sales, market conditions and information derived from our sales and marketing professionals.

In addition, certain of our products are perishable, and in the event that the product is not sold before the expiration date, a full valuation reserve against such inventory is provided as soon as it is determined that the product is no longer marketable due to the expiration date. The product is then disposed and written off.

Valuation of intangibles - As discussed in Note 3 to the consolidated financial statements, we completed three business combinations in April 2003. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, the transactions have been accounted for based on the fair value of the assets purchased. As a result of the purchase price allocations, we recorded purchased intangibles of $1.5 million and goodwill totaling $6.4 million.

In accordance with the requirements of SFAS No. 142, Goodwill and Intangible Assets, we perform an annual impairment test of the carrying value of goodwill using December 31 as our selected annual evaluation date. The fair value of our recorded intangibles can be impacted by economic conditions, market risks, and the volatility in the markets in which we and our customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. As of December 31, 2004, the most recent evaluation date, there was no impairment of goodwill.

In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when facts and circumstances suggest that there may be an impairment, we will assess the carrying value of amortizing intangibles, including purchased intangibles and capitalized software. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the assets present in that operations. If such cash flows are less than such carrying amounts, such intangibles are written down to their respective fair values. The results of these periodic impairment tests can be impacted by our future expected operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which Clinical Data and its customers operate. No impairment charges have been recognized for the periods presented in this annual report.

Income taxes – We operate in and file taxes in a number of international, provincial and state jurisdictions. Net operating loss carryforwards and tax credits generated in various jurisdictions are subject to valuation allowances because the realization of these tax benefits is considered unlikely. Future changes in our operations and organizational structure could impact the utilization of these net operating loss carryforwards and tax credits, which could require us to increase those valuation allowances or to release valuations allowances that have previously been provided. As of March 31, 2005, substantially all net operating losses and tax credits have been fully reserved. See Note 7 in the accompanying notes to the consolidated financial statements for further details.

Liquidity and Capital ResourcesWe have cash and cash equivalents of approximately $4.2 million and working capital of approximately $12.7 million at March 31, 2005. Approximately $4,389,000 of cash was provided by operations during the fiscal year ended March 31, 2005. The net cash flows from operations were primarily from net income and non-cash expenses offset by working capital uses (primarily the decrease in accounts payable and accrued expenses, partially offset by the decrease in accounts receivable). During fiscal 2005, approximately $930,000 was used in investing activities chiefly for the purchase of equipment. Financing activities during the year ended March 31, 2005 used approximately $1,386,000, principally pay down of the line of credit and the dividends paid offset by the net proceeds of borrowing.

In April 1998, we entered into a relationship with a Dutch bank that provides for a €1,815,000 (approximately $2,354,000) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25%. At March 31, 2005 the base rate was 4.75%; therefore the cost to borrow under this line of credit would be 6.00%. Outstanding principal is secured by the trade receivables and inventory of the Dutch operations. The line of credit requires us to comply with certain financial covenants relating to solvency. As of March 31, 2005, we were in compliance with such covenants, and there was no principal outstanding.

In March 2003, we entered into a line of credit agreement with a U.S. bank which provides for revolving availability for up to $10,000,000. The line of credit bears interest at the rate of either  one quarter of one percent in excess of prime or 300 basis points above the LIBOR rate. The loan agreement has an original term of three years and automatically renews from year to year if neither we nor the bank terminate the loan agreement. Trade receivables and inventory of CDSS are provided as collateral for this facility. The facility was obtained in connection with the acquisitions described in the Company History. Approximately $5,500,000 was drawn on the credit facility to assist in funding the business combinations in April 2003. $798,000 was outstanding and an additional $4,490,000 was available for borrowing at March 31, 2005. The prime rate on that date was 5.75% resulting in an effective interest rate on the loan of 6.00%. The line of credit requires us to comply with certain financial covenants with respect to tangible net worth, fixed charge coverage and capital expenditures. As of March 31, 2005, were in compliance with such covenants.

In August 2003, we entered into a relationship with an Australian bank that provides for an A$300,000 (approximately $232,000) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.40% at March 31, 2005). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. There are no amounts outstanding at March 31, 2005.

In January, 2005, we entered into a term loan agreement with Microsoft Credit Corporation for the financing of a new ERP system. The proceeds will be applied to software and consulting services obtained from Microsoft business partners. This loan, in the amount of $923,000, is a 60-month fixed rate loan at 4% interest. The loan requires fixed monthly payments over its term.

Our sources of cash include cash balances and the aforementioned lines of credit. We believe that available funds and cash flows from operations will provide us with sufficient liquidity for the next 12 months.

A significant portion of our balance sheet is denominated in Euros, the functional currency of our Dutch operations, and a minor portion of our balance sheet is denominated in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders' equity. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements. The Euro strengthened against the U.S. dollar by 5.9% during fiscal year 2005 and 18.2% during fiscal year 2004 from the respective prior fiscal year closing rates. The translation of our results of operations from the Euro to the U.S. dollar has been significantly impacted by the changes in these foreign exchange rates.

Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $888,000 outstanding at March 31, 2005. The fair value of these instruments at March 31, 2005 was de minimus. Gains and losses related to these derivative instruments for fiscal years 2005 and 2004 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

As part of our strategy, we continually evaluate possible mergers, acquisitions and investments. The financing of such activities is evaluated as part of our review of the opportunity.

Contractual Commitments and Commercial Obligations

The following table summarizes our contractual obligations at March 31, 2005 and the effects we expect those obligations to have on our liquidity and cash flow in future fiscal years.

	Operating Leases	Capitalized Lease Obligations	Government Funded Development Credits	Revolving Debt Facilities	Long-term Debt	Total
2006	$ 2,064,000	$373,000	$78,000	$798,000	$249,000	$3,562,000
2007	1,808,000	365,000	88,000	-	252,000	2,513,000
2008	1,257,000	346,000	91,000	-	259,000	1,953,000
2009	380,000	319,000	91,000	-	228,000	1,018,000
2010	314,000	205,000	-	-	190,000	709,000
2011 and beyond	48,000	-	-	-	-	48,000
Total	$5,871,000	$1,608,000	$348,000	$798,000	$ 1,178,000	$9,803,000

We entered into a financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product's gross revenues as long as the product is a commercial success. We began to ship this product during fiscal year 1998, evidencing its commercial success. We have deferred all funding received and reported those amounts as development credits included in accrued expenses, $348,000 at March 31, 2005. When we make a payment to the Netherlands government, the recorded liability is reduced. There is no obligation to repay any remaining amounts after 2008.

During the fiscal year ended March 31, 2005, we began to acquire certain fixed assets using capitalized leases. A total of $1,346,000 of fixed assets was acquired pursuant to this method of financing. Also during fiscal 2005, we entered into a $923,000 five year note to finance the purchase of a new Enterprise Resource Planning ("ERP") system.

We entered into an employment agreement with our Chief Executive Officer that expires on October 28, 2005. This agreement is automatically renewed for successive one-year periods thereafter unless either party provides written notice of nonrenewal at least six months in advance of the expiration date.

During fiscal 2006, we expect to make capital expenditures of approximately $550,000 primarily to introduce new products, and improve production of existing products. We expect to use our available cash, credit lines and capital leases to fund these expenditures.

Indemnifications

In connection with the April 29, 2003 business combinations, we agreed to indemnify Elan Pharmaceuticals, Inc. with respect to certain customer and vendor agreements and, in connection therewith, pledged our shares of Landmark as collateral security for our performance of such indemnification obligations. These indemnification obligations expired on April 29, 2004 and no claims were made against us. These indemnifications did not have a material adverse effect on its consolidated financial position or results of operations; the liabilities recorded in respect of these indemnification arrangements were de minimis.

Prior to our acquisition of substantially all of the assets of Elan Diagnostics on April 29, 2003, Elan offered one of its distributors an incentive program providing that for each instrument sold during the specified incentive period, Elan would redeem instruments previously leased by the distributor’s customers and indemnify such customer for any remaining lease obligation. Pursuant to the terms of our acquisition, we assumed Elan’s liability to indemnify this distributor’s customers under these arrangements and we recorded a liability representing the fair value of the indemnifications. We used cash flow projections of the remaining lease payments on each outstanding lease to determine the fair value of the potential liability. Since our acquisition of Elan, certain customers have exercised their rights under these arrangements and we have had to satisfy the lease indemnification obligation incurred by Elan. All such payments have been charged against the liability that had been established in purchase accounting. Each quarter we update the reserve to reflect the fair value of the remaining obligations, again using cash flow projections in arriving at our estimate of the fair value of our remaining obligation. We have recognized no revenue on these transactions as these arrangements were completed prior to the acquisition date. The only impact on our results of operations from this program has been reflected in operating expenses as we adjust the fair value of our remaining potential liability to the participants in the program. Such fair value adjustments have not been material since the date of the Elan asset acquisition. We have not offered any plan of this nature since the acquisition. At March 31, 2005 and 2004, the recorded liability totaled $88,000 and $253,000, respectively.

Pursuant to the provisions of some of our distribution and end-user agreements assumed in connection with the April 2003 acquisitions, we agreed, subject to certain limitations and conditions, to defend any suit or proceeding brought against a distributor or end user based on a claim that our product infringes the intellectual property rights of a third party for the period of one year from the date of assumption. We have never incurred costs to defend lawsuits or settle claims related to these contract provisions. As such the liabilities recorded in respect of these indemnification arrangements were de minimis and any potential claim for damages expired on April 28, 2004.

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

Our business was affected by the three acquisitions completed on April 29, 2003. Our traditional business was multinational, focusing on scientific instrumentation used in medical, veterinary and analytical laboratories and in process monitoring. We wanted to add the capability to serve a growing market of small and medium-sized medical laboratories in the United States and around the world. The acquisitions of GPSI, Landmark and substantially all the assets of Elan (described in Company History and in Note 3 in the accompanying notes to consolidated financial statements) enable us to offer a full range of products and services to this market. We can now provide equipment and reagents in addition to laboratory management and consulting services to create a complete solution for our customers.

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

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

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which is primarily international operations, consideration should be given to the strengthening of our predominant foreign functional currency, the Euro, against the U.S. Dollar. The Euro spot rate on March 31, 2005 is up 5.9% as compared to the spot rate on March 31, 2004. For year ended March 31, 2005 and 2004, the average Euro/dollar exchange rate is up 5.6% against the U.S. Dollar for the year then ended.

The following table presents our operating results for the years ended March 31, 2005 and 2004 (all amounts in thousands):

	2005	2005 as a Percent of Revenues	2004	2004 as a Percent of Revenues
REVENUES	$56,400	100.0%	$52,520	100.0%
COST OF REVENUES	36,047	63.9%	35,995	68.5%
Gross profit	20,353	36.1%	16,525	31.5%
OPERATING EXPENSES:
Sales and marketing	5,455	9.6%	5,321	10.1%
Research and development	2,687	4.8%	2,391	4.6%
General and administrative	6,647	11.8%	6,195	11.8%
Total operating expenses	14,789	26.2%	13,907	26.5%
Income from operations	5,564	9.9%	2,618	5.0%
Interest expense	(208)	(0.4%)	(240)	(0.4%)
Interest income	76	0.1%	72	0.1%
Other income (expense), net	97	0.2%	25	0.0%
Income before provision for income taxes and minority interest	5,529	9.8%	2,475	4.7%
Provision for income taxes	(2,118)	(3.8%)	(287)	(0.6%)
Minority interest	(16)	(0.0%)	(17)	(0.0%)
Net income	$ 3,395	6.0%	$ 2,171	4.1%

In the discussion below, it should be noted that the prior fiscal year had only 11 months of operations of the POL segment because this segment was created as a result of the three acquisitions consummated on April 29, 2003.

Revenues

Consolidated revenues increased $3.9 million from fiscal year 2004 to fiscal year 2005, or 7.4%. The revenues at the Clinics and Small Hospitals segment increased 10.2% with 4.3% of the increase attributable to foreign exchange rates. The POL segment reflected an increase of 3.9%.

Clinics and Small Hospitals revenues increased $2.8 million. Approximately $1.2 million is attributable to the increase in the exchange rate. Although the number of instruments sold was essentially the same from fiscal 2004 to 2005, the mix of sales was toward higher priced instruments, resulting in the increase in revenue. We also experienced an increase in sales totaling $1.0 million of spare parts and consumables, as our installed base increased.

Revenues at our POL segment were $1.1 million greater than in fiscal 2004, or 3.9%, with the increase principally from the recognition of a full twelve months of revenue from the segment versus only eleven months in the prior year, based upon the business combinations of April, 2003.

Gross Margin

The gross margin as a percentage of revenues increased from 31.5% in fiscal 2004 to 36.1% in fiscal 2005. The margin at the Clinics and Small Hospitals segment increased from 30.6% in the prior year to 32.9% in the current year and the comparative margins in the POL segment were 32.2% and 39.1%.

At Clinics and Small Hospitals, there was a transitioning from older instruments to newer ones which have a larger contribution to the gross profit margin. Additionally we undertook a project to reduce procurement costs and increase efficiencies that resulted in a 5% reduction in costs.

The POL segment’s gross margins fluctuate from period to period based on the mix of sales of equipment and reagents, as well as the absorption levels of certain fixed expenses, including the costs of quality control, service, and associated overhead costs. The 6.9% increase in the POL segment’s gross margin was affected by this product mix, as well as an unusually low margin in 2004 due to the $1.7 million charge to cost of sales from the write-up of inventory. In accordance with purchase accounting, this charge was due to the elimination of the manufacturing profit on the acquired inventories from the April 2003 mergers. Prior to such charge, the 2004 gross margin was 34.7%. The year ended March 31, 2005 experienced an increase of reagent sales totaling $1.3 million as compared to the year ended March 31, 2004 which resulted in a positive effect on gross margin.

Sales and Marketing

Sales and marketing expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs. Sales and marketing expenses increased 2.5% or $134,000 from fiscal year 2004.

In the Clinics and Small Hospitals segment, sales and marketing expenses increased $508,000 or 29.7%. During the year we retained the services of a sales agent in China which provided $179,000 of the increase in the expense at this segment. $96,000 of the increase was attributable to the change in the currency exchange rates. The remainder of the increase was the result of increased marketing activities such as advertising.

In the POL segment, sales and marketing expenses include the general sales and marketing expenses as discussed above, as well as costs for technical support and customer service. This segment’s sales and marketing costs are affected by the life of its product lines, whereby more costs are incurred at the early stages of a product line’s introduction to the market as compared to the later stages of the product’s life. The POL segment’s sales and marketing expenses decreased $374,000, or 10.4%, due to fewer expenses incurred and spent in advertising and marketing programs in 2005, as compared to 2004.

Research and Development

Research and development expenses consist primarily of employee salaries, benefits and associated overhead costs, as well as consulting and supplies expenses. Research & development expenses increased approximately $296,000 or 12.4%, for the year ended March 31, 2005, compared to the year ended March 31, 2004.

While our total expenses in the Clinics and Small Hospital segment decreased by $76,000 from the prior year, R&D expenses as reported on the financial statements increased $191,000 or 12.8% because the level of activity on certain projects for which the costs had been capitalized under SFAS 86 decreased by $267,000.  These costs are now applied to non-capitalized projects and are expensed currently.

In the POL segment, research and development expenses increased approximately $105,000 or 11.4%, for the year ended March 31, 2005, compared to the year ended March 31, 2004. The increase is due to an increase in activity associated with the development of new products, which resulted in an increase in staff as well as increased outsourcing to consultants.

General and Administrative

General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. General and administrative expenses increased approximately $452,000 or 7.3%, for the year ended March 31, 2005 compared to the year ended March 31, 2004.

At the Clinics and Small Hospitals segment, the increase in general and administrative expenses was $380,000 or 18.6%. $253,000 of the increase is attributable to the change in the currency conversion rate from fiscal 2004 to fiscal 2005. There was also an increase in bad debt expense as the allowance for doubtful accounts was increased to cover one customer whose financial condition was deteriorating. In addition, we also moved the offices at one of our subsidiaries necessitating the incursion of related costs of $21,000 including moving, legal and increased rent.

In the POL segment, general and administrative expenses increased approximately $72,000 or 1.8%, for the year ended March 31, 2005 compared to the year ended March 31, 2004. The increase is due to an overall increase in all general and administrative expenses including finance personnel and related employee benefit expenses, expenses incurred in preparation for Sarbanes-Oxley Section 404 compliance.

Other

Interest income increased $4,000 from the prior year and interest expense declined $32,000 for the yearly comparatives. The decline in the interest expense is associated with the reduction in the outstanding balance of the revolving credit facility offset by the increase in the levels of long term debt and the capital lease obligations.

Income Taxes

The provision for income tax increased from $287,000 in fiscal 2004 to $2,118,000 in fiscal 2005. The effective rate was 38.3% in fiscal 2005 versus 11.6% in 2004. The tax rate in fiscal year 2004 was favorably impacted by the reversal of previously established valuation allowances on domestic net operating loss carryforwards as such net operating losses were deemed to be realizable beginning in 2004. In fiscal 2005, the effective rate is reflective of the federal statutory rate, impacted by state taxes and rate differentials related to foreign operations.

As a result of the factors described above, net income increased from $2,171,000 in the prior fiscal year to $3,395,000 in the current year.

Balance Sheet

Accounts receivable are $1,717,000 or 14.8% less at March 31, 2005 than at March 31, 2004 representing a tighter control on the receivables and collections and reduced sales in the fourth quarter of fiscal 2005 versus the same period last year.

Leases receivable have decreased $321,000 or 55.0% from the prior year end. We have collected on the outstanding lease receivables which were acquired on April 29, 2003 but do not actively promote a leasing program with customers.

Equipment has increased $2,748,000 or 45.6% from last year representing a major investment in new equipment to be placed at customer sites. These assets were financed in part using capitalized leases totaling $1,226,000. $554,000 was placed in service at the Clinics and Small Hospitals segment. $302,000 is the effect of the currency conversion rates at March 31, 2005 and March 31, 2004.

Other assets decreased $641,000 or 40.1% from last year. The decrease of $481,000 in deferred tax assets represents the usage of the net operating loss carryforwards to reduce the current taxes payable and the long-term leases receivable we purchased from Elan Diagnostics on April 29, 2003 have decreased $180,000.

The balance outstanding on the revolving credit facility has declined from $1,818,000 to $798,000 at March 31, 2004 and 2005, respectively, which is due to cash flows generated from operating activities and which has reduced our reliance on the credit facility.

The decline in accounts payable from $6,808, 000 at March 31, 2004 to $4,322,000 at March 31, 2005 or 36.5% is principally at the Clinics and Small Hospital segment. This decrease resulted from decreasing purchases due to manufacturing efficiencies and cost reduction coupled with cash available from increased revenue.

Total debt increased from $230,000 at March 31, 2004 to $1,178,000 at March 31, 2005 primarily due to the financing of $923,000 to purchase a new ERP system.

Recently Issued Accounting Standards

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

On April 15, 2005, the Securities and Exchange Commission (SEC) issued a rule entitled Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." The SEC has delayed the effective date for the implementation of SFAS No. 123R until the beginning of our next fiscal year or April 1, 2006.

We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the preliminary estimate is that additional stock compensation expense to be recorded in the income statement beginning in our fiscal 2007 will be in the range of $20,000 to $30,000. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation to be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement defines accounting changes as a change in accounting principle, a change in accounting estimate or a change in the reporting entity. The statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the specific period effects or the effect of the cumulative change. Retrospective application of an accounting principle is defined as applying the principle to the prior accounting periods as if the accounting principle had always been used. Changes in accounting estimate are to be applied beginning in the period for which the change in estimate has occurred. The statement is effective for us beginning April 1, 2006.

Deduction for Qualified Domestic Production Activities

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We have not completed our analysis of the impact of this new provision but do not expect a significant impact on our financial statements.

Under the guidance in FASB Staff Position FAS No. 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

Repatriation of Foreign Earnings

The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we are not yet in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the United States might be repatriated.

Item 7. Financial Statements

See Index to the Company's Financial Statements filed as part of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (commonly referred to as the Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and Executive Officers of the Company, and their respective ages and positions held in the Company, as of June 24, 2005, are as follows (1) :

Name	Age	Position Held
Israel M. Stein, M.D.	62	Chief Executive Officer, President, and Director
Randal J. Kirk	51	Chairman of the Board
Arthur B. Malman	64	Director
Larry D. Horner	71	Director
Mark D. Shooman	58	Senior Vice President and Chief Financial Officer
Garth G. Gardner	50	Senior Vice President and Chief Operating Officer
Caesar J. Belbel	45	Vice President, General Counsel and Secretary

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

Item 10. Executive Compensation

Name and Principal Position	Fiscal Year(1)	Salary ($)	Bonus ($)	Securities Underlying Options (#)(2)	All Other Compensation ($)(3)
Israel M. Stein, M.D. Chief Executive Officer President	2005 2004 2003	251,274 220,250 185,000	200,000 150,000 60,000	0 12,000 0	6,775 2,555 0
Mark D. Shooman Senior Vice President Chief Financial Officer (4)	2005 2004	161,418 121,057	100,000 75,000	0 25,000	6,362 2,250
Garth G. Gardner Senior Vice President Chief Operating Officer (5)	2005 2004	184,991 36,231	75,000 25,000	0 35,000	1,645 0
Caesar J. Belbel Vice President, Secretary, General Counsel (6)	2005 2004	145,816 116,135	35,000 25,000	0 15,000	0 0
  The Company’s fiscal year ends on March 31.
  The aggregate number options issued pursuant to the Company’s 1991 Stock Option Plan and the Company’s 2002 Stock Option Plan and representing the right to purchase shares of the Company’s Common Stock at a fixed price per share (fair market value on the date of grant).
  There were no personal benefits or perquisites in excess of the lesser of $50,000 or 10% of the combined salary and bonus reported with respect to each of fiscal years 2005, 2004 and 2003. The amounts reported are Company contributions under the Clinical Data 401(k) plan.
  Mr. Shooman joined the Company on May 29, 2003.
  Mr. Gardner joined the Company on January 5, 2004.
  Mr. Belbel joined the Company on May 7, 2003.

Option Grants in Fiscal Year 2005

There were no option grants during fiscal year 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Name	Number of Shares Acquired On Exercise	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (2)
					Exercisable	Unexercisable
Israel M. Stein, M.D.	0	0	54,000	8,000	694,860	88,720
Mark D. Shooman	0	0	8,333	16,667	94,667	189,333
Garth G. Gardner	0	0	11,667	23,333	84,117	168,233
Caesar J. Belbel	0	0	5,000	10,000	57,950	115,900
  Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired without deducting taxes or commissions paid by the employee.
  Value of unexercised option equals fair market value of the shares underlying in-the-money options at March 31, 2005 ($16.41 per share), less the exercise price times the number of options outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth the amount of Common Stock owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission (the "SEC"), directly or indirectly, by (1) any person (including any "group" as that term defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Company, (2) each Director or nominee, (3) the "named executive officers" of the Company (as defined in Item 402 of SEC Regulation S-K), and (4) by all Directors and executive officers of the Company and its subsidiaries, as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within sixty days after June 24, 2005. As used herein "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each individual named has sole voting and investment power with respect to the shares listed as being beneficially owned by such individual.

Name and Address of Beneficial Owner (1)	Shares of Common Stock and Nature of Beneficial Ownership	Percent of Common Stock
Israel M. Stein, M.D.	663,528(2)	14.6%
Randal J. Kirk	2,762,627 (3)	60.8%
Arthur B. Malman	37,586 (4)	*
Larry D. Horner	23,625 (5)	*
Mark D. Shooman	16,667 (6)	*
Garth Gardner	11,667 (7)	*
Caesar J. Belbel	10,000 (8)	*
All Directors and Executive Officers as a Group (7 persons)	3,525,700 (9)	77.7%
  The address of each of the named directors and officers is: c/o Clinical Data, Inc., One Gateway Center, Suite 411, Newton, MA 02458
  Includes 84,793 shares held in joint tenancy with Dr. Stein’s wife as to which Dr. Stein disclaims beneficial ownership. Also includes 58,000 shares issuable upon the exercise of stock options exercisable within 60 days after June 24, 2005.
  Includes 433,410 shares owned by Kirkfield, LLC; 579,883 shares owned by RJK, LLC; 33,091 shares owned by Zhong Mei, LLC; 555,162 shares owned by New River Management, II, LP; and 112,890 shares owned by Third Security Staff 2001 LLC. Mr. Kirk is deemed to have beneficial ownership of all shares owned by Kirkfield, LLC, RJK, LLC, Zhong Mei, LLC, New River Management, II, LP and Third Security Staff 2001, LLC.
  Includes 21,500 shares issuable upon the exercise of stock options exercisable within 60 days after June 24, 2005.
  Includes 21,500 shares issuable upon the exercise of stock options exercisable within 60 days after June 24, 2005.
  Includes 16,667 shares issuable upon the exercise of stock options exercisable within 60 days after June 24, 2005.
  Includes 11,667 shares issuable upon the exercise of stock options exercisable within 60 days after June 24, 2005.
  Includes 10,000 shares issuable upon the exercise of stock options exercisable within 60 days after June 24, 2005.
  See footnotes (2) through (8).

Item 12. Certain Relationships and Related Transactions

Mr. Kirk is affiliated with Third Security. Third Security invoiced the Company $169,000 for sales and marketing services rendered to the Company during fiscal year 2005.

Item 13. Exhibits.

(a) Documents filed as part of this Form 10-KSB

1.	Financial Statements. The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form 10-KSB.
2.	Exhibits. The exhibits which are filed with this Report or which are incorporated herein by reference are listed in the Exhibit Index filed as part of this Form 10-KSB.

(b) Reports on Form 8-K

1.

On January 13, 2005, the Company filed a Current Report on Form 8-K reporting under Item 5 that, the Board of Directors of the Company declared a quarterly cash dividend of $0.03 per common share, payable on March 25, 2005, to shareholders of record on February 21, 2005.

2.

On February 7, 2005, the Company filed a Current Report on Form 8-K reporting under Item 1.01 that the Loan and Security Agreement dated March 31, 2003, between Clinical Data, Clinical Data Sales & Service and LaSalle Business Credit LLC was amended to permit CDSS to increase the maximum quarterly cash dividend it may pay the Registrant.

Item 14. Principal Accountant Fees and Services

Independent Accountants Fees

Audit Fees: The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended March 31, 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year were $271,104. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2004 and for the reviews of the financial statements included in each Quarterly Report on Form 10-QSB during that year were $328,300.

Audit-Related Fees: The aggregate fees billed by Deloitte & Touche for services rendered to the Company, other than the services described above under "Audit Fees" for the fiscal year ended March 31, 2005 were $24,000. These audit-related services included the evaluation of certain proposed business combinations. The aggregate fees billed by Deloitte & Touche for services rendered to the Company, other than the services described above under "Audit Fees" for the fiscal year ended March 31, 2004 were $99,500. These audit-related services included assistance provided in connection with the registration securities and the evaluation of certain proposed business combinations.

Tax Fees: The aggregate fees billed by Deloitte & Touche for services rendered to the Company for tax compliance services and related consultations totaled $9,706 during fiscal year 2005 and $20,000 during fiscal year 2004.

Our audit committee has adopted policies and procedures relating to the approval of all audit, audit-related and tax services that are to be performed by our independent auditors. This policy generally provides that we will not engage our independent auditors to render audit, audit-related or tax services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent auditors during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
CLINICAL DATA, INC.

Israel M. Stein, M.D.
Dated: June 24, 2005	Israel M. Stein, M.D.
President and Chief Executive Officer
Principal Executive Officer

/s/ Mark D. Shooman
Dated: June 24, 2005	Mark D. Shooman
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: June 24, 2005	Randal J. Kirk
Randal J. Kirk
Chairman of the Board

Date: June 24, 2005	Israel M. Stein, M.D.
Israel M. Stein, M.D.
President, CEO, Director
Principal Executive Officer

Date: June 24, 2005	Larry D. Horner
Larry D. Horner
Director

Date: June 24, 2005	Arthur B. Malman
Arthur B. Malman
Director

Clinical Data, Inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Clinical Data, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Clinical Data, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
June 24, 2005

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004

ASSETS
(in thousands, except for per share data)

	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$ 4,171	$ 1,800
Accounts receivable, less allowances for uncollectible accounts of $536 and $371 in 2005 and 2004, respectively	9,883	11,600
Inventories, net	9,451	9,630
Deferred income taxes	727	1,063
Lease receivables	263	584
Prepaid expenses and other current assets	913	1,672
Total current assets	25,408	26,349

EQUIPMENT, at cost:
Manufacturing and computer equipment	6,991	4,418
Leasehold improvements	1,074	878
Furniture and fixtures	588	572
Vehicles	121	158
	8,774	6,026
Less: Accumulated depreciation and amortization	5,126	4,131
	3,648	1,895

OTHER ASSETS:
Goodwill	6,350	6,350
Intangibles, net	2,782	2,125
Other assets, net	958	1,599
	10,090	10,074
TOTAL ASSETS	$ 39,146	$ 38,318

See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	2005	2004
CURRENT LIABILITIES:
Revolving credit facility	$ 798	$ 1,818
Current portion of long-term debt	249	54
Current portion of capital leases	252	-
Accounts payable	4,322	6,809
Accrued expenses	4,633	5,547
Deferred income taxes	71	84
Customer advances and deferred revenue	1,761	1,932
Accrued income taxes	587	583
Total current liabilities	12,673	16,827

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	929	176
Capital leases, net of current portion	1,000	-
Deferred income taxes	366	320
Other long-term liabilities	274	652
	2,569	1,148

MINORITY INTEREST	95	79

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,500 shares authorized	-	-
Common stock, $.01 par value, Authorized: 12,000 shares Issued: 4,405 shares Outstanding: 4,395 and 4,385 shares at 2005 and 2004, respectively	44	44
Additional paid-in capital	16,995	16,995
Retained earnings	5,344	2,303
Treasury stock, 10 and 20 shares at cost at 2005 and 2004, respectively	(47)	(56)
Accumulated other comprehensive income	1,473	978
Total stockholders' equity	23,809	20,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 39,146	$38,318

See notes to the consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
(in thousands, except per share data)

	2005	2004
REVENUES	$ 56,400	$ 52,520
COST OF REVENUES	36,047	35,995
Gross profit	20,353	16,525

OPERATING EXPENSES:
Sales and marketing	5,455	5,321
Research and development	2,687	2,391
General and administrative	6,647	6,195
Total operating expenses	14,789	13,907

Income from operations	5,564	2,618

Interest expense	(208)	(240)
Interest income	76	72
Other income (expense), net	97	25

Income before provision for income taxes and minority interest	5,529	2,475

Provision for income taxes	(2,118)	(287)
Minority interest	(16)	(17)
Net income	3,395	2,171
Preferred stock deemed dividend	-	(525)
Net income applicable to common shareholders	$3,395	$1,646

Basic net income per share	$0.77	$0.60
Diluted net income per share	$0.75	$0.51

Weighted Average Shares:
Basic	4,389	2,746
Diluted	4,507	4,266

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
(in thousands, except per share data)

	Preferred Stock Shares	Preferred Stock Par Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
BALANCE at April 1, 2003	-	$ -	1,873	$ 19	$ 4,938	$ 305	$ (56)	$ 140	$5,346
Series A Preferred Stock issued in connection with acquisitions	248	2	-	-	12,022	-	-	-	12,024
Conversion of Series A Preferred Stock into common stock	(248)	(2)	2,472	24	(22)	-	-	-	-
Exercise of stock options	-	-	60	1	57	-	-	-	58
Dividends paid	-	-	-	-	-	(173)	-	-	(173)
Translation adjustment	-	-	-	-	-	-	-	838	838	$ 838
Net income	-	-	-	-	-	2,171	-	-	2,171	2,171
Total comprehensive income										$3,009
BALANCE at March 31, 2004	-	-	4,405	44	16,995	2,303	(56)	978	20,264
Exercise of stock options	-	-	-	-	-	-	9	-	9
Dividends paid	-	-	-	-	-	(354)	-	-	(354)
Translation adjustment	-	-	-	-	-	-	-	495	495	$ 495
Net income	-	-	-	-	-	3,395	-	-	3,395	3,395
Total comprehensive income										$3,890
BALANCE at March 31, 2005		$ -	4,405	$44	$16,995	$5,344	$ (47)	$1,473	$23,809

See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
(in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,395	$2,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,343	1,317
Loss (gain) on sale of equipment	11	(7)
Minority interest	16	17
Deferred income taxes	730	(763)
Changes in current assets and liabilities:
Accounts receivable	2,638	(1,933)
Inventories	70	3,181
Prepaid expenses and other current assets	641	942
Other assets	(130)	-
Accounts payable	(2,680)	1,707
Accrued expenses	(1,048)	(408)
Customer advances and deferred revenue	(572)	(428)
Accrued income taxes	(26)	313
Net cash provided by operating activities	4,388	6,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	-	(6,050)
Purchase of equipment	(751)	(643)
Proceeds from sales of equipment	68	103
Capitalization of software development costs	(247)	(459)
Net cash used in investing activities	(930)	(7,049)

   Continued

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
(Continued)
(in thousands)

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from revolving credit facility	$(1,020)	$1,818
Proceeds from long-term debt	173	242
Principal payments of long-term debt and capital leases	(194)	(70)
Stockholder dividends	(354)	(173)
Exercise of stock options	9	58
Net cash (used in) provided by financing activities	(1,386)	1,875

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS	299	66

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,371	1,001

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,800	799

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,171	$1,800

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 200	$ 219
Income taxes	$2,028	$ 610
Non-cash transactions -
Accrued acquisition costs	$ -	$ 407
Convertible Preferred Stock issued in connection with acquisitions	$ -	$12,024
Equipment acquired through capital leases and long-term debt	$1,355	$ -
Intangible assets acquired through long-term debt	$ 923	$ -

See notes to the consolidated financial statements.

Concluded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(in thousands, except for per share data)

(1) Operations and Summary of Significant Accounting Policies

Clinical Data, Inc. ("the Company") is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s primary business activities are focused on serving the needs of physician’s office laboratories ("POLs") and scientific instrumentation used in clinical and analytical laboratories. Substantially all operations are conducted through three operating subsidiaries located in the United States, Netherlands and Australia. The Company’s United States subsidiary, Clinical Data Sales & Service, Inc. ("CDSS"), supplies a complete range of products and services, from equipment and reagents to lab management and consulting services to the POLs and small and medium sized medical laboratories in the United States. The Company's Dutch subsidiary, Vital Scientific NV, designs and manufactures scientific instrumentation marketed worldwide through distributors and strategic partnerships. The Company's Australian subsidiary, Vital Diagnostics Pty. Ltd., distributes diagnostic instruments and assays in the South Pacific.

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

Accounts Receivable

The Company carries its accounts receivable net of an allowance for doubtful accounts. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The Company does not record interest income on past due accounts.

(1) Operations and Summary of Significant Accounting Policies (continued)

Accounts Receivable (continued)

A summary of the activity in the allowance for uncollectible accounts for the years ended March 31 is as follows:

	2005	2004
Allowance for uncollectible accounts – April 1	$ 371	$ 97
Provisions	252	372
Less: deductions	(87)	(98)
Allowance for uncollectible accounts – March 31	$ 536	$ 371

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, when necessary, provisions for excess and obsolete inventories are provided. On an ongoing basis, the Company reviews the carrying value of the inventory and records an inventory impairment charge at such time as it is believed that the carrying value exceeds the inventory’s net realizable value. Such assessments are based upon historical sales, forecasted sales, market conditions and information derived from the Company’s sales and marketing professionals.

In addition, certain of the Company’s products are perishable and carry expiration dates. Customers require a minimum useful life before expiration of these products; in the event that the product will not be sold before this minimum useful life, a full valuation reserve against such inventory is provided as soon as it is determined that the product is no longer marketable. The product is then disposed and written off.

For the years ended March 31, 2005 and 2004, the impacts related to inventory valuation were considered immaterial to the financial statements.

Inventories consist of the following at March 31:

	2005	2004
Raw materials	$3,896	$4,245
Work-in-process	746	1,270
Finished goods	4, 809	4,115
	$ 9,451	$ 9,630

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

(1) Operations and Summary of Significant Accounting Policies (continued)

Depreciation and Amortization (continued)

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then any intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. During 2005 and 2004, no such impairments have been recorded.

During fiscal year 2005, the Company capitalized leases with a principal value of $1,346. Amortization of $29 has been recorded. The assets recorded under capitalized leases are included within manufacturing and computer equipment.

Goodwill and Intangibles

The Company’s intangible assets consist of (i) goodwill, acquired in connection with the business combinations discussed in Note 3, which is not being amortized, (ii) purchased amortizing intangibles, which consist of customer relationships as discussed in Note 3, which are being amortized over their useful lives, (iii) capitalized software development costs which are also being amortized over their useful lives and (iv) other capitalized software. All intangible assets are subject to impairment tests on an annual or periodic basis.

The Company performs an annual assessment of goodwill for impairment. The Company has adopted December 31 as its annual measurement date for determining the potential impairment of goodwill. The reporting unit for purposes of the assessment is defined as the Company’s segments as noted in Note 12. All of the recorded goodwill has been allocated to the POL segment which was created when substantially all of the assets of Elan Diagnostics ("Elan") were purchased and Group Practice Services, Inc. ("GPSI") and Landmark Scientific, Inc. ("Landmark") were acquired by merger in a transaction described in Note 3. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the goodwill should be evaluated.

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

Software Development Costs

The Company has capitalized certain software development costs incurred in connection with the software embedded in an analysis product in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. SFAS No. 86 requires the Company to capitalize those costs incurred for the software development once technological feasibility has been established. Capitalization ends and amortization begins when the product is available for sale to the customer. During the years ended March 31, 2005 and 2004, the Company capitalized approximately $247 and $459, respectively which is included as a component of intangible assets in the accompanying consolidated balance sheet.

(1) Operations and Summary of Significant Accounting Policies (continued)

Software Development Costs (continued)

Amortization has been recognized based on the greater of the ratios that current gross revenues for a product line bear to the total of current and anticipated future gross revenues for that product, or the straight-line basis over the estimated useful life of the product. The estimated useful life for the straight-line method is generally over 4 years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Total amortization recorded during fiscal years 2005 and 2004 was approximately $105 and $64, respectively, and is included in the cost of revenues in the accompanying consolidated income statements. Amortization is expected to total $273 in fiscal 2006, $312 in 2007, $312 in 2008, $273 in 2009 and $57 in 2010.

The components of the capitalized software development costs at March 31, 2005 and 2004 are as follows:

	2005	2004
Capitalized software costs	$1,530	$1,205
Less: Accumulated amortization	303	182
	$1,227	$1,023

Whenever a particular capitalized software project is fully amortized and no longer in service, the cost and accumulated amortization thereto is written off the books. The write-off totaled approximately $527 in 2004. There were no write-offs in 2005.

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

A summary of warranty reserve activity for the years ended March 31 is as follows:

	2005	2004
Accrued Warranty – April 1	$1,018	$123
Assumed during the purchase of assets of Elan Diagnostics	-	1,354
Provisions	379	619
Less: warranty claims	(792)	(1,078)
Accrued Warranty – March 31	$ 605	$1,018

Minority Interest

The minority interest as shown in the March 31, 2005 and 2004 financial statements reflects the 7.5% of Vital Diagnostics owned by an officer of Vital Diagnostics.

Derivatives

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets. The Company enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional amount of $888 outstanding at March 31, 2005. The fair value of derivative instruments and the related gains and losses on derivative instruments were not material as of and for the years ended March 31, 2005 and 2004.

(1) Operations and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenues are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured.

The Company recognizes revenue from maintenance services on equipment ratably over the term of the maintenance agreement. Revenue from services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Consulting revenues from services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered.

The Company’s multi-element arrangements occur in the POL segment only. Along with the sale of products, training and installation services are provided to the end-user customer. At the time of the sale to the end-user customer, deferred revenue for training, installation and any extended warranty services and/or maintenance contracts purchased by the customer is recorded.

The Company has determined that each of these transactions qualifies as a separate unit of accounting. Because these products and services are sold individually, objective fair value is readily determined and is generally measured using list prices. The arrangement consideration is allocated to the separate units of accounting based on their relative fair values. Revenue for each unit of accounting is then recognized as the product is delivered or the services are performed.

The training and installation services are generally delivered very shortly after the product is shipped. As such, the deferred revenue related to training and installation is generally not material at any given balance sheet date. Extended warranties or maintenance contracts are recognized ratably over the service period (generally one to two years).

The Company does not have post-shipment obligations or customer acceptance provisions in its revenue arrangements. Occasionally, the Company offers the customer the right to return the product. The right of return is limited to workmanship issues and, if applicable, must occur within 90 days. If the right of return is offered, revenue for the product and related elements of the sale are deferred until the expiration of return has expired.

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

(1) Operations and Summary of Significant Accounting Policies (continued)

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

Gains and losses from foreign currency transactions are included in other income in the consolidated income statements. For fiscal 2005 and 2004 net foreign exchange income was $106 and $25, respectively.

Equity-Based Compensation

The Company accounts for equity awards issued to employees under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant (110% of the market value if the options were granted to a more than 10% stockholder).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the years ended March 31, 2005 and 2004:

	2005	2004
Net income applicable to common stockholders, as reported	$3,395	$1,646
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(108)	(101)
Pro-forma net income applicable to common stockholders	$3,287	$1,545

Reported basic net income per share	$0.77	$0.60
Pro forma basic net income per share	$0.75	$0.56

Reported diluted net income per share	$0.75	$0.51
Pro forma diluted net income per share	$0.73	$0.49

The assumptions used to calculate the SFAS No. 123 pro forma disclosure and weighted average information for the fiscal year ended March 31, 2004 is set out in the table below. There were no options issued during fiscal year 2005.

2004
Risk-free interest rate	2.0 – 3.0%
Expected dividend yield	0.44%
Expected lives	3.00 – 5.00 years
Expected volatility	43.24 – 65.76%
Weighted average grant date fair value	$2.64

(1) Operations and Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash in four financial institutions, believed to be of high-credit quality. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses have been within management’s expectations. See discussion related to significant customers in Note 9 to the consolidated financial statements.

Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, the revolving credit facility, long-term debt and capital leases, approximates their carrying value due to the current maturities of these instruments or the competitive interest rates that are applicable to the instruments.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

New Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

On April 15, 2005, the Securities and Exchange Commission (SEC) issued a rule entitled Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." The SEC has delayed the effective date for the implementation of SFAS No. 123R until the beginning of the Company’s next fiscal year or April 1, 2006.

The Company expects to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the preliminary estimate is that additional stock compensation expense to be recorded in the consolidated statement of income for fiscal 2007 will be in the range of $20 to $30. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation to be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement defines accounting changes as a change in accounting principle, a change in accounting estimate or a change in the reporting entity. The statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the specific period effects or the effect of the cumulative change. Retrospective application of an accounting principle is defined as applying the principle to the prior accounting periods as if the accounting principle had always been used. Changes in accounting estimate are to be applied beginning in the period for which the change in estimate has occurred. The statement is effective for the Company beginning April 1, 2006.

New Pronouncements (continued)

Deduction for Qualified Domestic Production Activities

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company has not completed its analysis of the impact of this new provision but does not expect a significant impact on the consolidated financial statements.

Under the guidance in FASB Staff Position FAS No. 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

Repatriation of Foreign Earnings

The Act creates a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the United States might be repatriated. Because most of our earnings in foreign jurisdictions are in high tax jurisdictions, the impact of these incentives is not expected to be material when, or if, implemented.

(2) Net Income per Share

Basic net income per share is determined by dividing net income applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net income applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible preferred stock using the "if-converted" method.

As discussed in Note 3, the Company issued 248 shares of Series A Nonvoting Convertible Preferred Stock (the "Series A Preferred Stock") in connection with business combinations. The Series A Preferred Stock provided for a cumulative dividend at a rate of 10% per annum, commencing July 1, 2004. Because the Series A Preferred Stock was converted to common stock prior to July 1, 2004, the 10% dividend was not and will never be paid. However, upon conversion, the holders of the Series A Preferred Stock were entitled to receive a cash dividend equal to the cash dividends paid on the Company’s common stock while the Series A Preferred Stock was outstanding. In November 2003, 203 shares of the Series A Preferred Stock were converted to common stock, and in January 2004, the remaining 45 shares were converted to common stock. Prior to conversion, deemed dividends (not paid) totaling $525 reduced net income applicable to common shareholders.

The net effect of the deemed dividends on reported net income at March 31, 2005 and 2004 is as follows:

	2005	2004
Net income	$3,395	$2,171
Preferred stock deemed dividend	-	(525)
Net income applicable to common stockholders	$3,395	$1,646

For purposes of computing diluted earnings per share, the deemed dividend has not been deducted from net income applicable to common stockholders and the Series A Preferred Stock has been considered a common stock equivalent from the date of issuance.

(2) Net Income per Share (continued)

The numbers of basic and diluted weighted average shares outstanding are as follows:

	2005	2004
Basic weighted average common shares outstanding	4,389	2,746
Dilutive effect of common stock options	118	121
Dilutive effect of Series A Preferred Stock	-	1,399
Diluted weighted average shares outstanding	4,507	4,266

There were 2 common stock options outstanding at March 31, 2004 which were not included in the diluted earnings per share calculations as the effect of including these options would have been anti-dilutive because the exercise price was greater than the average market price of the Company’s common stock. There were no outstanding common stock options excluded from the diluted earnings per share calculations as of March 31, 2005.

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

In respect of the valuation of the Series A Preferred Stock, the Company concluded that the fair value of such stock approximated ten times the fair value of the Company’s common stock on the two days prior and two days subsequent to the measurement date as determined in accordance with EITF 99-12.

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

(3) Business Combinations (continued)

The Company’s wholly-owned subsidiary, CDSS, now operates the businesses acquired in the mergers and the Elan asset acquisition to design, implement and manage laboratories to improve quality of care, increase operating efficiencies, and enhance revenue opportunities for physician practices. Before the acquisitions, Landmark was a laboratory equipment distribution company. GPSI provided POL management and consulting services in the U.S. GPSI also owned and operated reference laboratories, sold laboratory reagents and supplies, and sold, refurbished and maintained laboratory equipment. Elan, headquartered in Smithfield, Rhode Island, supplied clinical chemistry instrumentation, reagents and support resources to the POL market in the United States. On April 29, 2004, the operations of Landmark were merged into CDSS.

The Company’s Clinics and Small Hospital business is multinational, focusing on scientific instrumentation used in medical, veterinary and analytical laboratories and in process monitoring. Management wanted to add the capability to serve a growing market of small and medium-sized medical laboratories in the United States and around the world. The acquisitions of Landmark, GPSI and substantially all the assets of Elan enable the Company to offer a full range of products and services to this market. The Company now provides equipment and reagents in addition to laboratory management and consulting services to create a comprehensive solution for customers. Factors that contributed to the purchase price that resulted in recognition of goodwill included expense reductions resulting from combining operations, expansion of the existing customer base and synergies resulting from providing a broader offering of products and services to the POL customers.

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

(3) Business Combinations (continued)

In allocating the purchase price, the acquired inventories were increased by approximately $1.8 million over the carrying value of that of the acquired companies, representing manufacturing profit. During the fiscal year ended March 31, 2004, the reported cost of goods sold was negatively impacted by approximately $1.7 million, as this inventory was sold. The remaining acquired inventories were sold during fiscal year 2005.

The Company completed a valuation of the intangible assets acquired in the business combinations in fiscal year 2004. Three valuation approaches were considered in the Company’s analysis, the income approach, the market approach, and the cost approach; it was concluded that the income approach was most appropriate for these assets. Contractual and Non-contractual Customer Relationships were valued assuming future cash flows over 8 and 7 years, respectively. A discount rate of 16% for purposes of valuing these assets was assumed. Non-competition and Non-solicitation Agreements were valued using a lost profits approach.

Intangible assets comprised primarily of GPSI customer relationships which have been valued at $1,479 with a weighted average amortization period of approximately 4 years. During fiscal 2005, the amortization expense was $412 and resultant accumulated amortization at March 31, 2005 was $790. For fiscal 2004, amortization expense and related accumulated amortization totaled $378. Amortization is expected to total $412 in 2006, $250 in 2007, $26 in 2008 and $1 in 2009. All of the intangible assets and goodwill have been recorded in the POL segment. None of the recorded goodwill is expected to be tax deductible.

The results of operations of the acquired companies have been included in operations from the date of acquisition. The following pro forma summary operating information presents the consolidated results of operations of the Company as if the acquisitions had occurred the beginning of fiscal 2004, after giving effect to adjustments including depreciation, interest on the debt incurred to the fund the acquisitions, income taxes and the deemed dividend on the preferred stock. This unaudited pro forma financial information may not be representative or be indicative of what would have occurred had the acquisitions been made as of April 1, 2003 or results which may occur in the future:

March 31, 2004 (Unaudited)
Revenues	$55,069
Net income	$2,013
Net income applicable to common shareholders	$1,488
Net income per basic share	$0.54
Net income per diluted share	$0.47

Preferred Stock

In connection with the Landmark Merger and the GPSI Merger, the Company authorized 250 shares and issued 248 shares of Series A Preferred Stock. The Series A Preferred Stock had an initial preference value of $40.01 per share and a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment and on liquidation to the common stock. Each share of Series A Preferred Stock issued in 2004 was convertible into ten shares of the Company’s common stock. During 2004, all outstanding shares of the Series A Preferred Stock were converted to 2,473 shares of common stock.

(3) Business Combinations (continued)

Dividends - The holders of the Series A Preferred Stock were entitled to receive, when, as and if declared by the Board of Directors, cumulative cash dividends at the rate of 10% of the preference value per year, commencing July 1, 2004. Because all shares of the Series A Preferred Stock were converted prior to July 1, 2004, the 10% dividend was not payable. However, during 2004 the holders of the Series A Preferred Stock were entitled to receive a cash dividend in an amount equal to the dividend that would have been received if such holder had held the Company’s common stock for the same period.

Voting – The holders of the Series A Preferred Stock had no voting rights except with respect to authorizing, effecting or validating the outstanding Series A Preferred Stock.

Redemption - Shares of the Series A Preferred Stock were not redeemable.

(4) Debt Obligations

Long-term Debt

The Company's debt obligations are as follows at March 31, 2005 and 2004:

	2005	2004
Notes payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$284	$230
Note payable, bearing interest at 4.0% with maturity on January 2010 and monthly payments of $17 and secured by related software	894	-
	1,178	230
Less: current portion	(249)	(54)
	$ 929	$ 176

During fiscal year 2005, the Company entered into a $923 five year note payable to finance the purchase and implementation of the Company’s new Enterprise Resource Planning system which is included in the table above.

The maturities of the long-term debt as of March 31, 2005 are as follows:

2006	$249
2007	252
2008	259
2009	228
2010	190
Total	$ 1,178

(4) Debt Obligations (continued)

Line of Credit Agreements

In April 1998, the Company entered into a line of credit agreement with a financial institution, which provides for €1,815 (approximately $2,354) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25%. At March 31, 2005 the base rate as reported by the Netherlands Central Bank was 4.75%; therefore the rate on borrowings would be 6.0%. Trade receivables and inventories of Vital Scientific are provided as collateral for this facility. The line of credit requires the Company to comply with certain financial covenants relating to solvency, which are not considered restrictive to the Company's operations. As of March 31, 2005, no amounts were outstanding under the agreement.

On March 31, 2003, the Company entered into $10 million line revolving credit facility to partially finance the acquisitions discussed in Note 3. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (2.91% at March 31, 2005). Approximately $0.8 million of principal was outstanding at March 31, 2005. The borrowings under the credit facility are secured by trade receivables and inventories of CDSS. Based upon the available collateral, approximately $4.5 million of additional capacity was available to the Company as of March 31, 2005. The credit facility requires the Company to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. Additionally, the credit facility, as amended, restricts the Company’s ability to fund the dividend payments to $0.03 per common share with the credit facility.

In August 2003, the Company entered into a relationship with an Australian bank that provides for an A$300 (approximately $232) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.40% at March 31, 2005). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. There are no amounts outstanding on this line of credit.

(5) Commitments and Contingencies

Contractual Commitments and Commercial Obligations

The Company leases facilities, vehicles and computer equipment under capitalized and operating leases. Future minimum lease payments under these leases as of March 31, 2005 are approximately as follows:

Year Ending March 31,	Operating Leases	Capitalized Leases
2006	$2,064	$ 373
2007	1,808	365
2008	1,257	346
2009	380	319
2010	314	205
Thereafter	48	-
Total	$5,871	1,608
Less: amount representing interest		(356)
Total principal obligations		1,252
Less: current portion		(252)
Long-term capital lease		$1,000

(5) Commitments and Contingencies (continued)

Contractual Commitments and Commercial Obligations (continued)

Rent expense of approximately $1,764 and $1,701 was incurred during fiscal 2005 and 2004, respectively.

Leases with a principal value of $1,346 were capitalized during the fiscal year ended March 31, 2005. The assets recorded under capitalized leases are included within manufacturing and computer equipment and are depreciated over three to five years.

Indemnifications

Prior to the acquisition of substantially all of the assets of Elan Diagnostics on April 29, 2003, Elan offered one of its distributors an incentive program providing that for each instrument sold during the specified incentive period, Elan would redeem instruments previously leased by the distributor’s customers and indemnify such customer for any remaining lease obligation. Pursuant to the terms of the acquisition, the Company assumed Elan’s liability to indemnify this distributor’s customers under these arrangements and recorded a liability representing the fair value of the indemnifications. The Company used cash flow projections of the remaining lease payments on each outstanding lease to determine the fair value of the potential liability. Since the acquisition of Elan, certain customers have exercised their rights under these arrangements and the Company has had to satisfy the lease indemnification obligation incurred by Elan. All such payments have been charged against the liability that had been established in purchase accounting. Each quarter the reserve is updated to reflect the fair value of the remaining obligations, again using cash flow projections in arriving at the estimate of the fair value of the remaining obligation. No revenue has been recognized on these transactions as these arrangements were completed prior to the acquisition date. The only impact on the results of operations from this program has been reflected in operating expenses as the fair value of the remaining potential liability to the participants in the program has been adjusted. Such fair value adjustments have not been material since the date of the Elan asset acquisition. The Company has not offered any plan of this nature since the acquisition. At March 31, 2005 and 2004, the recorded liability totaled $88 and $253, respectively.

(6) Stock Option Plans

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

(6) Stock Option Plans (continued)

The following table summarizes stock option activity (in thousands, except for per share data).

	Number of Shares	Weighted Average Price
Outstanding at April 1, 2003	156	$ 2.66
Options granted	142	6.67
Options forfeited	(39)	4.94
Options exercised	(60)	0.97
Outstanding at March 31, 2004	199	5.58
Options exercised	(11)	1.63
Outstanding at March 31, 2005	188	$5.82

Exercisable at March 31, 2005	128	$5.36
Exercisable at March 31, 2004	103	$4.18

The range of exercise prices for options outstanding and options exercisable at March 31, 2005 is as follows:

	Outstanding			Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.09 - $3.40	53	2.22 years	$3.38	53	$3.38
$4.82 - $5.32	52	6.98 years	5.05	17	5.05
$4.99	30	3.50 years	4.99	30	4.99
$5.28	2	0.67 years	5.28	2	5.28
$9.00	3	8.71 years	9.00	1	9.00
$9.20	35	8.77 years	9.20	12	9.20
$11.00	13	5.70 years	11.00	13	11.00
	188	7.64 years	$ 5.82	128	$5.36

(7) Income Taxes

The components for income (loss) before income taxes at March 31, were as follows:

	2005	2004
United States	$2,300	$ (216)
Foreign	3,229	2,691
	$5,529	$ 2,475

(7) Income Taxes (continued)

The provision (benefit) for income taxes shown in the accompanying consolidated income statements consists of the following for the fiscal years ended March 31, 2005 and 2004:

	2005	2004
Current:
Federal	$ 355	$ 212
State	77	122
Foreign	956	716
Total Current	1,388	1,050

Deferred:
Federal	304	(249)
State	17	(44)
Foreign	93	148
Change in valuation allowance	316	(618)
Total Deferred	730	(763)
	$2,118	$287

The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before taxes due to the following for the fiscal years ended March 31, 2005 and 2004:

	2005	2004
Provision for taxes at statutory rate	$1,881	$841
State taxes	94	78
Non-U.S. rate differential, net	(25)	(46)
Change in valuation reserves	316	(618)
Foreign source income and intercompany dividends	18	53
Other	(166)	(21)
	$2,118	$287

(7) Income Taxes (continued)

The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 2005 and 2004 is as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,926	$ 2,860
Inventory reserves	267	492
Intangibles	261	148
Warranty reserves	146	306
Other reserves and accrued liabilities	491	303
Total assets	3,091	4,109
Deferred tax liabilities:
Capitalized software	(396)	(320)
Other	(177)	(104)
Total liabilities	(573)	(424)
Net deferred tax asset	2,518	3,685
Less: valuation allowance	1,923	2,239
	$ 595	$1,446

SFAS No. 109, Accounting for Income Taxes, requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. Prior to the business combinations on April 29, 2003, because the Company had no significant U.S. operations that would allow the Company to realize the benefits of the net operating loss carryforwards, the values of these losses were not likely to be realized. As such, a full valuation reserve had been provided in prior periods.

Upon the completion of the April 29, 2003 business combinations, the Company began to realize taxable income in the United States. Based thereon and with the expectation that the Company would continue to be profitable in the United States, it was concluded that it was more likely than not that these net operating losses would be utilized in future periods and the valuation allowance was adjusted, with a corresponding benefit totaling $618 being realized in the 2004 consolidated provision for income taxes.

In fiscal years 2005 and 2004, the Company determined that the foreign company net operating losses may not be realizable and continues to carry a valuation allowance on these assets. The Company has net operating loss carryforwards for U.S. Federal and state tax purposes of approximately $3,161 and $2,155, respectively; these carryforwards will expire from 2009 to 2024. In addition, the Company has available U.S. Federal tax credit carryforwards of approximately $9. These carryforwards which will expire from 2010 to 2012 may be used to offset future taxable income, if any. The Federal tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. The Company has approximately $3,432 in U.S. alternative minimum tax net operating loss carryforwards that expire between 2009 and 2023.

The Company has foreign net operating loss carryforwards of approximately $2,354 of which $474 are not subject to expiration and $1,880 that expire between 2006 and 2012.

(8) Pension Plan

The Company sponsors pension plans for its operating subsidiaries. Contributions and expenses incurred by the Company amounted to approximately $379 and $254 during fiscal 2005 and 2004, respectively. In the United States, the plan contributions represent the employer’s matching contributions to the Company’s 401(k) plan. Outside the United States, the plans are defined contribution plans.

(9) Significant Customers

During fiscal year 2005, the Company had sales of scientific and blood analysis equipment and reagents to two significant customers amounting to approximately 16% and 11%, respectively, of consolidated revenues. Approximately 22% of accounts receivable at March 31, 2005 were receivable from these two customers.

During fiscal year 2004, the Company had sales of scientific and process monitoring equipment to two significant customers approximating 14% and 13%, respectively, of consolidated revenues.

(10) Accrued Expenses

Accrued expenses at March 31 consist of the following:

	2005	2004
Payroll and payroll-related expenses	$ 1,765	$ 1,399
Accrued acquisition costs	407	407
Unvouchered invoices	362	501
Commissions and marketing expenses	350	679
Development credits	348	414
Accrued professional fees	290	336
Warranty reserve	232	264
Deferred service contract costs	204	695
Accrued facility costs	120	107
Lease indemnifications	88	253
Accrued interest	40	111
Other	427	381
	$4,633	$5,547

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

(11) Other Assets

Other assets consist of the following:

	2005	2004
Deferred income tax asset	$305	$786
Long-term lease receivables	108	288
Deposits and other	545	525
	$958	$1,599

Lease revenue of $248 in fiscal 2006, $68 in fiscal 2007, $34 in fiscal 2008 and $6 in fiscal 2009 is projected to be recognized into revenue.

(12) Segment Information

The Company’s chief decision-maker, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is the Chief Executive Officer, who evaluates the Company’s performance based on the revenues, cost of revenues and operating expenses and net income. The Company manages its business as three operating segments as follows: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories; and All Other. The "All Other" column includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments. The Clinic and Small Hospital segment includes the activities of Vital Diagnostics and Vital Scientific. The Physician’s Office Laboratories segment consists of CDSS. Revenues in the All Other segment are principally from the sale of spectrophotometric process monitoring technology.

Segment information for the years ended March 31, 2005 and 2004 is as follows:

	Clinic & Small Hosp	Physician’sOffice Labs	All Other	Total
Revenues
March 31, 2005	$28,210	$28,109	$ 81	$ 56,400
March 31, 2004	25,181	27,018	321	52,520

Cost of revenues and operating expenses
March 31, 2005	$25,309	$24,524	$1,003	$ 50,836
March 31, 2004	22,950	26,092	860	49,902

Interest income
March 31, 2005	$67	$9	$ -	$76
March 31, 2004	25	6	41	72

Interest expense
March 31, 2005	$9	$173	$26	$208
March 31, 2004	20	184	36	240

Income tax provision (benefit)
March 31, 2005	$1,003	$1,140	$(25)	$2,118
March 31, 2004	864	62	(639)	287

Net income (loss)
March 31, 2005	$1,842	$2,322	$(769)	$3,395
March 31, 2004	1,676	(24)	519	2,171

Capital expenditures and capitalized software
March 31, 2005	$801	$191	$6	$ 998
March 31, 2004	888	128	86	1,102

Total assets
March 31, 2005	$15,952	$22,073	$1,121	$39,146
March 31, 2004	14,812	23,158	348	38,318

(12) Segment Information (continued)

The assets of the Physician’s Office Laboratories segments include goodwill totaling $6,350.

Geographic information for the years ended March 31, 2005 and 2004 is as follows:

	North America	Europe	Asia	All Other	Consolidated
Revenues
March 31, 2005	$27,546	$14,053	$6,556	$8,245	$56,400
March 31, 2004	26,587	12,677	4,842	8,414	52,520

Equipment, net
March 31, 2005	$2,552	$799	$ -	$297	$3,648
March 31, 2004	860	765	-	270	1,895

Goodwill and intangibles, net
March 31, 2005	$7,983	$1,149	$-	$-	$9,132
March 31, 2004	7,452	1,023	-	-	$8,475

(13) Related Parties

The law firm of Malman and Goldman, LLP, of which Arthur B. Malman, a director of the Company, is a partner, provided legal services to the Company during fiscal year 2004. The fees invoiced by Malman and Goldman, LLP amounted to approximately $56. There were no such services rendered in fiscal year 2005.

In fiscal year 2005, the Company was billed for sales commissions and consulting services by Third Security LLC in the amount of $169. Third Security LLC billed $11 for consulting services during fiscal year 2004. Third Security LLC is controlled by Randal J. Kirk, a director and the majority shareholder of the Company.

In addition, see discussion of related party nature of business combinations discussed in Note 3.

(14) Subsequent Events

On June 21, 2005, the Company signed an agreement and plan of merger pursuant to which it will acquire Genaissance Pharmaceuticals, Inc. ("GNSC") in an all-stock transaction. Under the terms of the agreement, which has been approved by both boards of directors, GNSC stockholders will receive 0.065 shares of the Company’s common stock for each share of GNSC common stock in a tax-free exchange. The holders of GNSC preferred stock will receive shares of a newly designated class of the Company’s preferred stock. The transaction must be approved by the stockholders of both companies and is expected to close by no later than November 30, 2005. Upon completion of the merger, current GNSC board members, Kevin Rakin and Joseph Klein III will join the Company’s board of directors. Burton E. Sobel, MD, Physician-in-chief and Professor of Biochemistry at the University of Vermont, will also join the Company’s board.

(14) Subsequent Events (continued)

GNSC is engaged in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products in pharmacogenomics. The purchase will enable the Company to enter the molecular diagnostics market which complements the Company’s present products and services and increases the Company’s ability to provide more complete services to the POL market.

Based on the closing price of the Company’s stock on June 20, 2005, the transaction is valued at approximately $56 million. At the time of this filing, there was insufficient information available to prepare pro-forma financial statements.

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2003, among Clinical Data, Landmark and Spectran.
2.2(1)	Agreement and Plan of Merger, dated as of April 29, 2003, among Novitron, GPSI and Clinical Data.
2.3(1)	Asset Purchase Agreement, dated as of December 9, 2002, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data (previously filed as Exhibit 2.1 to the Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2002, and incorporated herein by reference).
2.4(1)	Amendment No. 1 to Original Asset Purchase Agreement, dated as of February 10, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
2.5(1)	Amendment No. 2 to Original Asset Purchase Agreement, dated as of March 18, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
2.6(1)	Amendment No. 3 to Original Asset Purchase Agreement, dated as of March 31, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
2.7(1)	Amendment No. 4 to Original Asset Purchase Agreement, dated as of April 29, 2003, among Elan Pharmaceutical, Inc., Elan, CDSS, and Clinical Data.
2.8(8)	Agreement and Plan of Merger, dated as of June 20, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc.
3.1(2)	Certificate of Incorporation
3.2(3)	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003.
3.3(8)	Amended and Restated By-laws of the Company, as of June 20, 2005.
4.1(1)	Certificate of Designation of Series A Nonvoting Convertible Preferred Stock of Clinical Data.
10.1(1)	Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and CDSS, BioClinical Concepts, Inc. and GSPI Acquisition, Inc., as Borrowers.
10.2(1)	Amendment No. 1 to the Loan Agreement, dated April 29, 2003, among LaSalle, CDSS, BioClinical Concepts, Inc. and GSPI Acquisition, Inc.
10.3(4)	1991 Directors' Option Plan and forms of option agreement.
10.4(5)	2002 Incentive and Stock Plan
10.5(6)	Employment Agreement - Israel M. Stein
10.6(8)	Investor Rights Agreement, dated as of June 20, 2005, between Clinical Data and RAM Trading, Ltd.
10.7(8)	Voting Agreement, dated as of June 20, 2005, among Clinical Data, Genaissance Pharmaceuticals, Inc. and RAM Trading, Ltd.
10.8(8)	Voting Agreement, dated as of June 20, 2005, among Clinical Data, Genaissance Pharmaceuticals, Inc. and Israel M. Stein, M.D.
10.9(8)

Voting Agreement, dated as of June 20, 2005, among Clinical Data, Genaissance Pharmaceuticals, Inc., Randal J. Kirk, RJK, L.L.C., New River Management II, LP, Kirkfield, L.L.C., Third Security Staff 2001 LLC, and Zhong Mei, L.L.C.

10.10*	Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and CDSS, BioClinical Concepts, Inc. and GSPI Acquisition, Inc., as Borrowers.
16.1(7)	Change in independent accountants
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(7) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2002.
(8)  Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2005.

____________________