Form 10-Q
period 2005-06-30
CLINICAL DATA INC
filed 2005-08-15
CIK 716646

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION|
Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number
0-12716

Clinical Data, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)

Issuer's Telephone number, including area code: (617) 527-9933

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

The number of shares of common stock outstanding as of August 9, 2005 is 4,394,895

Clinical Data, Inc. AND SUBSIDIARIES

FORM 10-Q
Index

		Page
Part I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Consolidated Financial Statements

	Balance sheets at June 30, 2005 and March 31, 2005	3

	Income statements for the three months ended June 30, 2005 and 2004	5

	Statements of cash flows for the three months ended June 30, 2005 and 2004	6

	Notes to unaudited condensed consolidated financial statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	16

Part II: OTHER INFORMATION

Item 5:	Other Information	16

Item 6:	Exhibits	17

SIGNATURES

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands, except for per share data)

	June 30, 2005	March 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$ 5,181	$ 4,171
Accounts receivable, less allowances for uncollectible accounts of $517 and $536 at June 30 and March 31, 2005, respectively	10,023	9,883
Inventories, net	9,427	9,451
Deferred tax asset	727	727
Lease receivables	210	263
Prepaid expenses and other current assets	1,385	913
Total current assets	26,953	25,408

EQUIPMENT, at cost:
Manufacturing and computer equipment	6,962	6,991
Leasehold improvements	1,055	1,074
Furniture and fixtures	558	588
Vehicles	157	121
	8,732	8,774
Less: Accumulated depreciation and amortization	5,104	5,126
	3,628	3,648

OTHER ASSETS:
Goodwill	6,350	6,350
Intangibles, net	2,631	2,782
Other assets, net	1,236	958
	10,217	10,090
TOTAL ASSETS	$ 40,798	$ 39,146

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	June 30, 2005	March 31, 2005
CURRENT LIABILITIES:
Revolving credit facility	$ 1,698	$ 798
Notes payable and current portion of long-term debt	381	249
Current portion of capital leases	262	252
Accounts payable	4,938	4,322
Accrued expenses	4,218	4,633
Deferred income taxes	66	71
Customer advances and deferred revenue	2,817	1,761
Accrued income taxes	545	587
Total current liabilities	14,925	12,673

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	898	929
Capital leases, net of current portion	929	1,000
Deferred income taxes	361	366
Other long-term liabilities	209	274
	2,397	2,569

MINORITY INTEREST	99	95

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,500 shares authorized Outstanding: none	-	-
Common stock, $.01 par value, Authorized: 12,000 shares Issued: 4,405 shares Outstanding: 4,395 shares	44	44
Additional paid-in capital	16,995	16,995
Retained earnings	5,575	5,344
Treasury stock, 10 shares at cost	(47)	(47)
Accumulated other comprehensive income	810	1,473
Total stockholders' equity	23,377	23,809
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 40,798	$ 39,146

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands, except per share data)

	2005	2004
REVENUES	$ 12,773	$ 16,338
COST OF REVENUES	8,179	10,697
Gross profit	4,594	5,641

OPERATING EXPENSES:
Sales and marketing	1,559	1,449
Research and development	707	596
General and administrative	1,668	1,624
Total operating expenses	3,934	3,669

Income from operations	660	1,972

Interest expense	(80)	(24)
Interest income	28	12
Other income (expense), net	3	34

Income before provision for income taxes and minority interest	611	1,994

Provision for income taxes	(200)	(719)
Minority interest	(4)	(4)
Net income	$ 407	$ 1,271

Basic net income per share	$0.09	$0.29
Diluted net income per share	$0.09	$0.28
Cash dividends per share	$0.04	$0.01

Weighted Average Shares:
Basic	4,395	4,387
Diluted	4,519	4,499

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$407	$1,271
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	436	340
Gain on sale of equipment	-	(10)
Deferred taxes	24	198
Minority interest	4	4

Changes in current assets and liabilities:
Accounts receivable	(363)	667
Inventories	(442)	149
Prepaid expenses and other current assets	(509)	(5)
Other assets	(331)	39
Accounts payable	832	(545)
Accrued expenses	(262)	(205)
Customer advances and deferred revenue	1,071	(321)
Accrued income taxes	(2)	254
Net cash provided by operating activities	865	1,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(159)	(94)
Proceeds from sale of equipment	-	12
Capitalization of software development costs	(71)	(48)
Net cash used in investing activities	(230)	(130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from revolving credit facilities	900	(412)
Proceeds from short-term debt	121	-
Payments on debt	(79)	(19)
Stockholder dividends	(176)	(43)
Net cash provided by (used in) financing activities	766	(474)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(391)	(9)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,010	1,223

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,171	1,800
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,181	$3,023
Supplemental Disclosure of non-cash transactions: Equipment acquired through capital leases and long-term debt	$51	$-

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(in thousands, except for per share data)

(1) Operations and Accounting Policies

Clinical Data, Inc. (the "Company") prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2005, filed with the SEC on June 27, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three months ended June 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year.

Inventories

Inventories consist of the following at June 30, and March 31, 2005:

	June 30, 2005	March 31, 2005
Raw materials	$4,128	$3,896
Work-in-process	450	746
Finished goods	4,849	4,809
	$9,427	$9,451

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(Continued)

(1) Operations and Accounting Policies (continued)

Goodwill and Intangibles

The Company’s intangible assets consist of (i) goodwill which is not being amortized, (ii) purchased amortizing intangibles consisting of customer relationships which are being amortized over their useful lives, and (iii) capitalized software development costs which are also being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or other periodic basis. The intangible asset balances at June 30, and March 31, 2005 are as follows:

	June 30, 2005	March 31, 2005
Purchased intangibles – customer relationships	$1,479	$1,479
Less: accumulated amortization	(893)	(790)
Net purchased intangibles – customer relationships	586	689

Capitalized software	1,499	1,530
Less: accumulated amortization	(320)	(303)
Net capitalized software	1, 179	1,227

Project in progress	866	866

Intangibles, net	$2,631	$2,782

During the three months ended June 30, 2005 and 2004, amortization expense totaled $169 and $125, respectively. Amortization is expected to total $722 in 2006, $580 in 2007, $356 in 2008 and $274 in 2009.

Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at June 30, and March 31, 2005 represent unasserted warranty claims. A summary of warranty reserve activity for the three months ended June 30, 2005 and 2004 is as follows:

	For the three months ended June 30,
	2005	2004
Accrued warranty – beginning of period	$605	$1,018
Provisions for the period	102	164
Less: warranty claims for the period	(197)	(226)
Accrued warranty – end of period	$510	$956

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(Continued)

(1) Operations and Accounting Policies (continued)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the three months ended June 30, 2005 and 2004:

	2005	2004
Net income, as reported	$407	$1,271
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(27)
Pro-forma net income	$387	$1,244

Reported basic net income per share	$0.09	$0.29
Reported diluted net income per share	$0.09	$0.28

Pro-forma basic net income per share	$0.09	$0.28
Pro-forma diluted net income per share	$0.09	$0.28

Net Income per Share

Basic net income per share is determined by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method.

The number of basic and diluted weighted average shares outstanding is as follows:

For Three Months June 30,

	2005	2004
Basic weighted average common shares outstanding	4,395	4,387
Weighted average potential common shares	124	112
Diluted weighted average shares outstanding	4,519	4,499

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(Continued)

(1) Operations and Accounting Policies (continued)

Comprehensive (Loss) Income

The components of other comprehensive (loss) income for the three months ended June 30, 2005 and 2004 are as follows:

	2005	2004
Net income	$ 407	$ 1,271
Translation adjustment	(663)	(161)
Total comprehensive (loss) income	$(256)	$1,110

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(Continued)

(2) Segment and Geographic Data (continued)

The Company evaluates performance based on the revenues, operating costs and net income (loss). Segment information for the three months ended June 30, 2005 and 2004 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2005	$5,878	$6,890	$5	$12,773
2004	8,618	7,641	79	16,338

Cost of revenues and operating expenses
2005	$5,385	$6,490	$238	$12,113
2004	7,502	6,582	282	14,366

Net income (loss)
2005	$346	$296	$(235)	$407
2004	723	695	(147)	1,271

Interest income
2005	$27	$1	$-	$28
2004	9	3	-	12

Interest expense
2005	$11	$59	$10	$80
2004	2	22	-	24

Income tax provision (benefit)
2005	$176	$36	$(12)	$200
2004	406	340	(27)	719

Geographic information for three months ended June 30, 2005 and 2004 is as follows:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2005	$6,539	$3,105	$1,128	$2,001	$12,773
2004	7,263	5,106	1,674	2,295	16,338

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005
(Continued)

(3) Proposed Acquisition

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

GNSC is engaged in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products used in theranostics, i.e., the guiding of pharmaceutical therapy through the use of genetic based diagnostic testing. The purchase will enable the Company to enter the emerging molecular diagnostics market which complements the Company’s present product and service offerings.

Based on the closing price of the Company’s stock on June 20, 2005, the transaction is valued at approximately $56 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are based largely on current expectations and projections about future events affecting our business. The words "will," "expects," "believes," "anticipates," "seeks," "could" and "should," and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q are subject to risks, uncertainties and assumptions including, among other things:

  general economic and business conditions in Clinical Data’s markets;

  the impact of technological developments and competition;

  our expectations and estimates concerning future financial performance, financing plans and the impact of competition; and

  the impact of current, pending or future legislation and regulation of our businesses in the U.S. and abroad.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-Q might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein because of new information, future events or otherwise.

Critical Accounting Policies, Commitments and Certain Other Matters

In our Form 10-KSB for the fiscal year ended March 31, 2005, which was filed with the SEC on June 27, 2005, the most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation, the allowance for doubtful accounts, and the valuation of intangibles and income taxes. We considered all applicable disclosure requirements including those related to our critical accounting policies, liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing changed materially during the three months ended June 30, 2005 that would warrant further disclosure.

Liquidity and Capital Resources

We have cash and cash equivalents of approximately $5,181 and working capital of approximately $12,026 at June 30, 2005 as compared to cash and cash equivalents of approximately $4,171 and working capital of approximately $12,735 at March 31, 2005. Approximately $865 was provided from operations for the three months ended June 30, 2005. The net cash flows provided by operating activities resulted from net income from operations and working capital changes (primarily the increases in accounts payable and customer advances and deferred revenue offset by increases in accounts receivable, prepaid expenses and other current assets and the level of inventory). During the three months ended June 30, 2005, we used approximately $230 of cash in investing activities, of which $159 was used for purchases of equipment. Financing activities during the three months ended June 30, 2005 provided approximately $766; $900 was provided by the net increase in the revolving credit facility balance and $176 was used to pay a cash dividend of $.04 per share.

In April 1998, we entered into a relationship with a major Dutch bank that provides for a €1,815 (approximately $2,190) line of credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At June 30, 2005, the base rate was 4.75%, therefore the cost to borrow under this line of credit would be 6.0%. Outstanding principal is secured by the trade receivables and inventory of our Dutch subsidiary. The line of credit requires us to comply with certain financial covenants relating to solvency, which are not considered restrictive to the company’s operations. As of June 30, 2005, we were in compliance with such covenants, and there were no amounts outstanding.

In March 2003, we entered into a revolving credit facility with a financial institution in the United States which provides for availability of up to $10,000. Borrowing under the revolving credit facility bears interest at the rate of either one quarter of one percent in excess of prime or 300 basis points above the LIBOR rate. The revolving credit facility has an original term of three years and automatically renews from year to year if neither party terminates the revolving credit facility. Trade receivables and inventory of Clinical Data Sales & Service are provided as collateral for this facility. The revolving credit facility requires us to meet financial covenants that require Clinical Data Sales & Service to maintain a minimum tangible net worth and fixed charge coverage ratio. As of June 30, 2005, we were in compliance with these covenants. At June 30, 2005, approximately $1,698 was outstanding and an additional $4,734 was available for borrowing on the revolving credit facility.

In August 2004, we entered into a relationship with an Australian bank that provides for an A$300 (approximately $228) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.40% at June 30, 2005). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. As of June 30, 2005, we were in compliance with such covenants. There were no amounts outstanding on June 30, 2005.

In January, 2005, we entered into a term loan agreement with Microsoft Credit Corporation for the financing of a new Enterprise Resource Planning ("ERP") system. The proceeds will be applied to software and consulting services obtained from a Microsoft business partner. This loan, in the amount of $923,000, is a 60-month fixed rate loan at 4% interest. The loan requires fixed monthly payments over its term. At June 30, 2005, approximately $851,000 was outstanding.

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

Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $900 outstanding at June 30, 2005. The fair value of these instruments at June 30, 2005 was de minimis. Gains and losses related to these derivative instruments for the first quarters of 2006 and 2005 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

Three Months ended June 30, 2005 compared to the Three Months ended June 30, 2004

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

While analyzing the comparative revenues and expenses of the Clinic and Small Hospital segment, which represents primarily international operations, consideration should be given to the strengthening of the Company's predominant foreign functional currency, the Euro, against the U.S. Dollar. For the three months ended June 30, 2005 and 2004, the average Euro/dollar exchange rate is up 4.7%.

Net Revenues - Consolidated revenues for the quarter ended June 30, 2005 decreased from $16,338 to $ 12,773, or 21.8%, as compared to the quarter ended June 30, 2004.

  Revenue from the Clinic and Small Hospital segment decreased $2,740 or 31.8%. The decrease in sales in the Clinic and Small Hospital segment is primarily attributable to the fulfillment of an initial large order during the first two quarters of fiscal year 2005. There were no similar size orders fulfilled in the first quarter of fiscal year 2006. In fiscal year 2005, sales were primarily composed of instruments whereas in fiscal year 2006, there was a $282 increase in the sale of consumables and spare parts from the first quarter of 2005. A favorable change in the exchange rate increased sales by $413.

  Revenue at the POL segment decreased $751 or 9.8% from the same period last year with approximately $400 of the decline resulting from fewer instruments being sold primarily due to delays in the introduction of new clinical chemistry and hematology products. Initial shipments to customers of the new clinical chemsirty products were made during the last weeks of the first fiscal quarter of 2006. The hematology products recently received clearance by the FDA and will start shipping to customers in the second quarter of fiscal 2006. The remainder of the decrease was  applicable to the Company’s other products and services.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues increased from 34.5% for the three months ended June 30, 2004 to 36.0 % for the three-months ended June 30, 2005.

  The gross profit margin at the Clinics and Small Hospital segment increased from 31.6% to 36.8%. The increase in the margin is primarily attributed to the change in the product mix from instrument sales to higher margin consumables and spare parts.

  The gross profit margin at the POL segment decreased from 38.2% for the first quarter of fiscal year 2005 to 34.5% in the current year. The POL segment’s gross margins fluctuate from period to period based on the mix of sales of equipment and reagents, as well as the absorption levels of certain fixed expenses, including the costs of quality control, service, and associated overhead costs. The gross profit margin in the first quarter of fiscal year 2006 was negatively impacted by our decreasing margins from end-of-life products during our initial transition to new instruments and products and reagents.

Sales and Marketing - For the three months ended June 30, 2005, sales and marketing expenses increased from $1,449 to $1,559, or 7.6%. These expenses consist primarily of employee salaries, benefits, commissions and associated overhead costs, and the cost of marketing programs such as direct mailings, trade shows, seminars, and related communication costs.

  At the Clinics and Small Hospitals segment, sales and marketing expenses decreased $24 or 3.9%. The decrease is attributable to the timing of product introduction expenses and distributors’ meetings.

  For the POL segment, expenses increased $134 or 16.4% because of additional staff added to the sales and marketing function necessitated by the launch of new products.

Research and Development - Research and development expenses consist primarily of employee salaries, benefits and associated overhead costs as well as consulting and supplies expenses. Research and development costs for the first quarter of fiscal year 2006 were $707 versus $596 for the first quarter of fiscal year 2005 or an increase of 18.6%.

  At the Clinics and Small Hospitals segment, research and development expenses increased $62 or 15.9%. During the quarter ended June 30, 2005, we increased spending to accelerate completion efforts on several projects.

  Expenses increased $49 or 23.7% at the POL segment as we added personnel to complete work on new products.

Certain software development costs during the three months ended June 30, 2005 and 2004 were capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." For the three months ended June 30, 2005 and 2004, approximately $71 and $48, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 4 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the three months ended June 30, 2005 and 2004, totaled approximately $38 and $21, respectively.

General and Administrative - General and administrative expenses consist primarily of employee salaries and benefits for administrative, executive, and finance personnel and associated overhead costs, as well as consulting, accounting, and legal expenses. Overall, general and administrative costs increased from $1,624 to $1,668 or 2.7% for the three months ended June 30, 2005 as compared to the same period last year.

  At the Clinics and Small Hospitals segment, costs increased $57 or 10.0%. The increase is partially due to the effect of the increase in the rate of foreign exchange between the two fiscal years ($27) and the increase in general and administrative costs at our Dutch operations and additional personnel hired ($92) offset by the reduction in bad debt expense ($60).

  General and administrative expenses at the POL segment increased $37 or 3.8% from the same period last year due to additional personnel and the increase in the cost of benefits.

Interest Income and Expense – Interest income increased $16 for the three month period reflecting additional funds available for investment. Interest expense increased from $24 to $80 for the three month periods ended June 30, 2004 to June 30, 2005, reflecting the increase in debt assumed for the purchase of equipment by capitalized leases and the financing of the new ERP system.

Income Taxes - The provision for income taxes decreased from $719 for the quarter ended June 30, 2004 to $200 for the quarter ended June 30, 2005. The effective tax rate is 36% for the three months ended June 30, 2004 as compared to 32.8% for the three months ended June 30, 2005. The effective rates represent the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes in the United States.

Balance Sheet – June 30, 2005 versus March 31, 2005

Cash balances increased $1,010 or 24.2% principally from the receipt of advances from customers for future deliveries in the Clinics and Small Hospitals segment.

Prepaid expenses increased $472 or 51.7% from the year end numbers which include the increase in the prepaid insurance costs ($309) which are for the policy year which begins in April and $67 for prepaid software licenses.

The $278 or 29.0% increase in other assets is principally due to the deferred acquisition costs we incurred for the potential acquisition discussed in Note 3 to the unaudited condensed consolidated financial statements.

Notes payable and current portion of long-term debt increased $132 or 53.0% as a result of new financing for the Directors’ and Officers’ insurance. The balance in the revolving credit facility increased $900.

Customer advances and deferred revenue is $1,056 higher than the March 31, 2005 balance or 60.0% resulting from an increase in customer advances at the Clinics and Small Hospital segment.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. We attempt to minimize some of these risks by using foreign currency forward and swap contracts. These hedging activities provide only limited protection against interest rate and currency exchange risks. Factors that could influence the effectiveness of our programs include volatility of the interest rate and currency markets and availability of hedging instruments. All interest rate swap and currency contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure, not for speculation.

Interest Rate Risk

We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of June 30, 2005, we had $1,698 outstanding on our domestic line of credit carrying an interest rate of 0.25% over Prime. A hypothetical 10% change in interest rates would not materially impact our annual interest expense.

Foreign Exchange

The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs, using primarily foreign currency forward and swap contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term foreign currency forward and swap contracts to protect against currency exchange risks associated with long-term intercompany loans due to our international subsidiaries and the payment of merchandise purchases to foreign vendors. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting and not an economic exposure.

As of June 30, 2005, we had outstanding foreign currency forward and swap contracts aggregating $900, all of which related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the period ended June 30, 2005.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (commonly referred to as the Exchange Act). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 5: Other Information

(a) On June 9, 2005, the Company formed a Special Committee of its board of directors consisting of Larry D. Horner and Arthur B. Malman to consider certain aspects of the proposed merger between the Company and GNSC. The Special Committee met ten (10) times from June 9 through June 18, 2005, at which time the Special Committee was dissolved. Each of Messrs. Horner and Malman will be paid $1,000 per meeting of the Special Committee.

2005 Special Meeting of Stockholders. The date of our 2005 Special Meeting of Stockholders, in lieu of the 2005 Annual Meeting of Stockholders, will be more than 30 days from the anniversary date of our 2004 Annual Meeting of Stockholders. In order to be included in the Company’s proxy statement for the 2005  Special Meeting, stockholder proposals must be received by the Company no later than September 1, 2005 and must otherwise comply with the requirements of Rule 14a-8. At a later date, we will be providing notice reasonably calculated to inform our stockholders of the date of the 2005 Special Meeting.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 20, 2005, among the Company, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.
2.2	First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005, among the Company, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on August 2, 2005, and incorporated herein by reference.
3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494) filed on March 17, 1983, and incorporated herein by reference.
3.2	Certificate of Amendment of Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB (File No. 000-12716) filed on February 17, 2004, and incorporated herein by reference.
3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.
4.1	Certificate of Elimination Eliminating the Series A Nonvoting Convertible Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on July 11, 2005, and incorporated herein by reference.
10.1	Investor Rights Agreement, dated as of June 20, 2005, between the Company and RAM Trading, Ltd. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.
10.2	Voting Agreement, dated as of June 20, 2005, among the Company, Genaissance Pharmaceuticals, Inc., and RAM Trading, Ltd. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.
10.3	Voting Agreement, dated as of June 20, 2005, among the Company, Genaissance Pharmaceuticals, Inc., and Israel M. Stein, M.D. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.
10.4	Voting Agreement, dated as of June 20, 2005, among the Company, Genaissance Pharmaceuticals, Inc., Randal J. Kirk, RJK, L.L.C., New River Management II, LP, Kirkfield, L.L.C., Third Security Staff 2001 LLC, and Zhong Mei, L.L.C. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: August 15, 2005	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: August 15, 2005	Mark D. Shooman Chief Financial Officer