Form 10-Q
period 2005-09-30
CLINICAL DATA INC
filed 2005-11-14
CIK 716646

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __No _X_

The number of shares of common stock outstanding as of November 10, 2005 is 6,703,997

Clinical Data, Inc. AND SUBSIDIARIES

FORM 10-Q

Index

Page
Part I: FINANCIAL INFORMATION
Item 1:	Unaudited Condensed Consolidated Financial Statements
	Balance sheets at September 30, 2005 and March 31, 2005	3
	Statements of operations for the three and six months ended September 30, 2005 and 2004	5
	Statements of cash flows for the six months ended September 30, 2005 and 2004	6
	Notes to unaudited condensed consolidated financial statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4:	Controls and Procedures	22
Part II: OTHER INFORMATION
Item 1:	Legal Proceedings	22
Item 6:	Exhibits	23
SIGNATURES

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands, except for per share data)

	September 30, 2005	March 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$ 4,953	$ 4,171
Accounts receivable, less allowances for uncollectible accounts of $ 290 and $536 at September 30 and March 31, 2005, respectively	9,585	9,883
Inventories, net	10,289	9,451
Deferred tax asset	728	727
Lease receivables	214	263
Prepaid expenses and other current assets	1,388	913
Total current assets	27,157	25,408

EQUIPMENT, at cost:
Manufacturing and computer equipment	7,275	6,991
Leasehold improvements	1,160	1,074
Furniture and fixtures	561	588
Vehicles	174	121
	9,170	8,774
Less: Accumulated depreciation and amortization	5,411	5,126
	3,759	3,648

OTHER ASSETS:
Goodwill	6,350	6,350
Intangibles, net	2,573	2,782
Other assets, net	2,437	958
	11,360	10,090
TOTAL ASSETS	$ 42,276	$ 39,146

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	September 30, 2005	March 31, 2005
CURRENT LIABILITIES:
Revolving credit facility	$ 2,578	$ 798
Notes payable and current portion of long-term debt	347	249
Current portion of capital leases	267	252
Accounts payable	5,512	4,322
Accrued expenses	4,219	4,633
Deferred income taxes	66	71
Customer advances and deferred revenue	2,358	1,761
Accrued income taxes	784	587
Total current liabilities	16,131	12,673

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	925	929
Capital leases, net of current portion	861	1,000
Deferred income taxes	351	366
Other long-term liabilities	159	274
	2,296	2,569
MINORITY INTEREST	102	95

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,500 shares authorized Outstanding: none	-	-
Common stock, $.01 par value, Authorized: 12,000 shares Issued: 4,405 shares Outstanding: 4,395 shares	44	44
Additional paid-in capital	16,995	16,995
Retained earnings	5,952	5,344
Treasury stock, 10 shares at cost	(47)	(47)
Accumulated other comprehensive income	803	1,473
Total stockholders' equity	23,747	23,809
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 42,276	$ 39,146

See notes to the unaudited condensed consolidated financial statements

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

	For Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
REVENUES	$12,888	$13,023	$ 25,661	$29,362
COST OF REVENUES	8,249	8,032	16,428	18,728
Gross profit	4,639	4,991	9,233	10,634
OPERATING EXPENSES:
Sales and marketing	1,508	1,270	3,067	2,719
Research and development	631	695	1,338	1,291
General and administrative	1,851	1,478	3,519	3,102
Total operating expenses	3,990	3,443	7,924	7,112
Income from operations	649	1,548	1,309	3,522

Interest expense	(89)	(65)	(169)	(89)
Interest income	34	23	63	34
Other income (expense), net	20	(13)	21	20
Income before provision for income taxes and minority interest	614	1,493	1,224	3,487
Provision for income taxes	(233)	(577)	(433)	(1,296)
Minority interest	(4)	(6)	(7)	(10)
Net income	$ 377	$ 910	$ 784	$ 2,181

Basic net income per share	$0.09	$0.21	$0.18	$0.50
Diluted net income per share	$0.08	$0.20	$0.17	$0.48
Cash dividends per share	$0.00	$0.01	$0.04	$0.02

Weighted Average Shares:
Basic	4,395	4,387	4,395	4,386
Diluted	4,531	4,518	4,526	4,508

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$784	$2,181
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	874	692
Gain on sale of equipment	-	(10)
Deferred taxes	(42)	386
Minority interest	7	10

Changes in assets and liabilities -
Accounts receivable	55	2,785
Inventories	(1,374)	(950)
Prepaid expenses and other current assets	(477)	(21)
Other assets	(163)	(4)
Accounts payable	790	(2,055)
Accrued expenses	(527)	(1,432)
Customer advances and deferred revenue	525	(179)
Accrued income taxes	242	432
Net cash provided by operating activities	694	1,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(411)	(324)
Proceeds from sale of equipment	-	12
Capitalization of business acquisition costs	(447)	-
Capitalization of software development costs	(108)	(100)
Net cash used in investing activities	(966)	(412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	1,780	440
Proceeds from long-term debt	121	-
Payments on debt and capital lease obligations	(270)	(27)
Stockholder dividends	(176)	(88)
Exercise of employee stock options	-	5
Net cash provided by financing activities	1,455	330
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(401)	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	782	1,752

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,171	1,800
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,953	$3,552
Supplemental Disclosure of non-cash transactions:
Equipment acquired through capital leases and long-term debt	$135	$58
Supplemental Disclosure of cash transactions:
Interest paid	$169	$93

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(in thousands, except for per share data)

(1) Operations and Accounting Policies

Clinical Data, Inc. (the "Company") prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2005, filed with the SEC on June 27, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and six months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year.

As described in the Notes 3 and 4 to the unaudited condensed consolidated financial statements, since September 30, 2005, the Company has completed a merger, an acquisition and entered into an agreement to complete an additional merger. These transactions will have a significant impact on the Company’s future results of operations and financial position. Management believes that additional funding will be required to operate the Company, including its new acquisitions, and is evaluating several options for raising additional funds.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, and March 31, 2005:

	September 30, 2005	March 31, 2005
Raw materials	$4,375	$3,896
Work-in-process	1,035	746
Finished goods	4,879	4,809
	$10,289	$9,451

(1) Operations and Accounting Policies (continued)

Goodwill and Intangibles

The Company’s intangible assets consist of (i) goodwill which is not being amortized, (ii) purchased amortizing intangibles consisting of customer relationships which are being amortized over their useful lives, and (iii) capitalized software development costs which are also being amortized over their useful lives. All intangible assets are subject to impairment tests on an annual or other periodic basis. The intangible asset balances at September 30, and March 31, 2005 are as follows:

	September 30, 2005	March 31, 2005
Purchased intangibles – customer relationships	$1,479	$1,479
Less: accumulated amortization	(996)	(790)
Net purchased intangibles – customer relationships	483	689

Capitalized software	1,536	1,530
Less: accumulated amortization	(339)	(303)
Net capitalized software	1,197	1,227

Project in progress	893	866

Intangibles, net	$2,573	$2,782

During the three months ended September 30, 2005 and 2004, amortization expense totaled $214 and $134, respectively. For the six months then ended, amortization expense totaled $383 and $259, respectively. Amortization with regard to the intangible assets as shown on the balance sheet at September 30, 2005 is expected to total $671 in 2006, $589 in 2007, $365 in 2008 and $283 in 2009.

Warranties

The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at September 30, and March 31, 2005 represent unasserted warranty claims and are included in accrued expenses. A summary of warranty reserve activity for the three and six months ended September 30, 2005 and 2004 is as follows:

For the three months ended: For the six months ended:

September 30, September 30,

	2005	2004	2005	2004
Accrued warranty – beginning of period	$510	$956	$605	$1,018
Provisions for the period	118	75	220	239
Less: warranty claims for the period	(168)	(201)	(365)	(427)
Accrued warranty – end of period	$460	$830	$460	$830

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, for the three and six months ended September 30, 2005 and 2004:

For the three months: For the six months:

September 30, September 30,

	2005	2004	2005	2004
Net income, as reported	$377	$910	$784	$2,181
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(52)	(27)	(72)	(54)
Pro-forma net income	$325	$883	$712	$2,127

Reported basic net income per share	$0.09	$0.21	$0.18	$0.50
Reported diluted net income per share	$0.08	$0.20	$0.17	$0.48

Pro-forma basic net income per share	$0.07	$0.20	$0.16	$0.48
Pro-forma diluted net income per share	$0.07	$0.20	$0.16	$0.47

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

On April 15, 2005, the SEC issued a rule that has delayed the effective date for the implementation of SFAS No. 123R until the beginning of the Company’s next fiscal year which is April 1, 2006.

The Company expects to adopt SFAS No. 123R using the modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Without accounting for the affects of the options assumed pursuant to the acquisition of Genaissance Pharmaceuticals, Inc. on October 6, 2005 (see Note 3), and assuming the continuation of current programs, the preliminary estimate is that additional stock compensation expense with respect to stock options issued as of September 30, 2005 which will be recorded in the consolidated statement of income for fiscal 2007 will be in the range of $110 to $120. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation to be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

(1) Operations and Accounting Policies (continued)

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

The number of basic and diluted weighted average shares outstanding is as follows:

For the three months ended: For the six months ended:

September 30, September 30,

	2005	2004	2005	2004
Basic weighted average common shares outstanding	4,395	4,387	4,395	4,386
Weighted average potential common shares	136	131	131	122
Diluted weighted average shares outstanding	4,531	4,518	4,526	4,508

As of September 30, 2005, there were 3 and 2 common stock options that were not included in the three and six months diluted earnings per share calculations, respectively, as the effect of including these options would have been anti-dilutive.

Comprehensive Income

The components of other comprehensive income for the three and six months ended September 30, 2005 and 2004 are as follows:

For the three months ended: For the six months ended:

September 30, September 30,

	2005	2004	2005	2004
Net income	$ 377	$ 910	$784	$2,181
Translation adjustment	(7)	205	(670)	45
Total comprehensive income	$370	$1,115	$114	$2,226

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

(2) Segment and Geographic Data (continued)

The Company evaluates performance based on the revenues, operating costs and net income (loss). Segment information for the three months ended September 30, 2005 and 2004 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2005	$6,793	$6,095	$-	$12,888
2004	6,344	6,667	12	13,023

Operating Costs
2005	$5,943	$5,971	$325	$12,239
2004	5,458	5,767	250	11,475

Net Income (Loss)
2005	$595	$95	$(313)	$377
2004	571	557	(218)	910

Interest Income
2005	$34	$-	$-	$34
2004	17	6	-	23

Interest Expense
2005	$4	$70	$15	$89
2004	3	47	15	65

Income Tax Provision (Benefit)
2005	$301	$(60)	$(8)	$233
2004	296	297	(16)	577

(2) Segment and Geographic Data (continued)

Segment information for the six months ended September 30, 2005 and 2004 is as follows:

	Clinic & Small Hosp	Physician’s Office Labs	All Other	Total
Revenues
2005	$12,671	$12,986	$4	$25,661
2004	15,007	14,309	46	29,362

Operating Costs
2005	$11,327	$12,462	$563	$24,352
2004	12,959	12,349	532	25,840

Net Income (Loss)
2005	$940	$391	$(547)	$784
2004	1,297	1,249	(365)	2,181

Interest Income
2005	$62	$1	$-	$63
2004	25	9	-	34

Interest Expense
2005	$15	$130	$24	$169
2004	5	69	15	89

Income Tax Provision (Benefit)
2005	$477	$(24)	$(20)	$433
2004	703	637	(44)	1,296

Based upon the location of customers, the Company’s revenues are recognized in the following geographies for the three months ended September 30, 2005 and 2004:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2005	$6,167	$2,998	$1,395	$2,328	$12,888
2004	6,523	3,276	1,352	1,872	13,023

For the six months ended September 30, 2005 and 2004:

	North America	Europe	Asia	All Other	Consolidated
Revenues
2005	$12,706	$6,103	$2,523	$4,329	$25,661
2004	13,787	8,382	3,026	4,167	29,362

(3) Subsequent Events

Genaissance Pharmaceuticals, Inc.

On October 6, 2005, the Company acquired Genaissance Pharmaceuticals, Inc. ("Genaissance"). The Company issued 484 shares of a newly designated voting, convertible Series A Preferred Stock for all of the outstanding preferred stock of Genaissance. The Company issued 2,309 shares of its common stock in exchange for all of the outstanding common stock of Genaissance.

The Company has issued 386 warrants to purchase the Company’s common stock in exchange for the outstanding warrants of Genaissance. The warrants are immediately exercisable had have exercise prices ranging from approximately $26.00 per share to approximately $64.15 per share and expire on dates ranging from April 30, 2006 through April 21, 2010.

The Company has reserved 349 shares of the Company’s common stock for issuance pursuant to the options assumed by Clinical Data in connection with the merger. The Genaissance options are exercisable at an exchange rate of one Genaissance option for .065 Clinical Data common share. All other terms of the Genaissance option plans remained the same.

Genaissance develops products based on its proprietary pharmacogenomic technology and has a revenue-generating business in DNA and pharmacogenomic products and services.  The product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population.  The Company believes that Genaissance Pharmaceuticals is a strong strategic fit, enabling it to enter the molecular diagnostics market in a meaningful way. Genaissance currently has two clinically relevant molecular diagnostic tests available commercially and additional developmental opportunities in the Central Nervous System and Cardiovascular areasManagement believes that additional funding will be required to operate the Company, including its new acquisitions, and is evaluating several options for raising additional funds. . The acquisition will allow the Company to leverage its market knowledge and experience with Genaissance’s platform to become a leading pharmacogenomics company with high margin, proprietary tests and services serving broad markets

The preliminary cost of the transaction is estimated to be approximately $59,550 and is comprised of:

Value of the Company’s common stock	$45,401
Value of the Company’s preferred stock	9,518
Fair value of stock options and warrants	3,404
Transaction costs	1,227
$59,550

(3) Subsequent Events (continued)

The purchase price will be allocated to the tangible and identifiable intangible assets of Genaissance acquired by the Company and the liabilities assumed by the Company on the basis of fair values on the acquisition date.  Based on the financial statements of Genaissance as of June 30, 2005, the Company has preliminarily allocated the total costs of the acquisition to the net assets of Genaissance as follows:

Fair value of assets acquired and liabilities assumed:
Cash	$4,310
Accounts receivable	4,753
Inventories	883
Other current assets	1,703
Equipment	8,274
Amortizing intangible assets	17,700
In-process research and development	30,400
Long-term assets	1,451
Accounts payable	(1,816)
Current portion of long-term debt	(735)
Accrued expenses and other current liabilities	(5,053)
Long-term debt	(7,927)
Long-term liabilities	(12,213)
Subtotal	41,730
Deferred compensation for unvested options and warrants	451
Goodwill	17,369
Total purchase price	$59,550

The allocation of the purchase price is preliminary and will remain as such until the closing balance sheet of Genaissance is obtained and the Company completes an evaluation of the acquired intangibles.  The final amounts allocated to assets and liabilities acquired could differ materially from the amounts presented above.

The preliminary allocation of the estimated the fair value of Genaissance’s identifiable intangible assets is as follows:

Asset class	Increase in value	Weighted Average remaining useful life
Completed technology	$9,200	5 years
In-process research and development	30,400
Customer relationships	8,100	8 years
Other	400	4 years
	$48,100

(3) Subsequent Events (continued)

The following unaudited pro forma summary operating information presents the combined results of operations of the Company as if the acquisition had occurred on April 1, 2004. This unaudited pro forma financial information may not be representative or be indicative of what would have occurred had the acquisition been made on April 1, 2004, or results which may occur in the future:

For the Year Ended March 31, 2005
	As reported	Pro forma
Revenues	$56,400	$ 79,177
Net income (loss)	$ 3,395	$(17,674)
Net income (loss) per basic share	$0.77	$(2.64)
Net income (loss) per diluted share	$0.75	$(2.64)

Electa Lab s.r.l

On October 6, 2005, the Company acquired all the outstanding stock of Electa Lab s.r.l. based in Forli, Italy, in exchange for €1,500 (approximately $1,810). The direct costs of acquisition are estimated to approximate $75. The majority of the purchase price will be allocated to inventories and goodwill. Electa Lab is a manufacturer of equipment and supplies used to perform blood sedimentation rate analysis. It sells its products through a number of distributors throughout the world. Prior to the merger, the Company was the exclusive distributor of Electa Lab products in the United States. The merger provides vertical integration of the blood sedimentation rate analysis products sold by the Company in addition to increasing revenue and earnings from sales to other distributors.

(4) Proposed Acquisition

On September 19, 2005, the Company signed an agreement and plan of merger pursuant to which it will acquire Icoria, Inc. ("Icoria") in an all-stock transaction. Under the terms of the agreement, which has been approved by both boards of directors, Icoria stockholders will receive 0.01391 shares of the Company’s common stock for each share of Icoria common stock, subject to adjustment in accordance with the terms of the merger agreement, in a tax-free exchange. The transaction must be approved by the stockholders of Icoria and is expected to close no later than March 2006.

Icoria is a biotechnology company dedicated to finding new ways of detecting and treating human disease. Icoria uses its ability to analyze biological function at the level of gene expression, biochemical pathways and tissue structure to discover and validate biomarkers, drugs and drug targets. It works with pharmaceutical, biotechnology, government and academic laboratories on a fee for service or collaborative basis, while it develops its own sets of products for internal development, or eventual out-licensing. Their internal programs focus on metabolic disorders (diabetes, obesity, among others) and the liver as a site of disease progression and drug action. The Company believes that this acquisition will add additional immediate revenue, expand our service offerings, particularly in the cancer field, and will enhance our intellectual property estate including proprietary markers for future diagnostics.

Based on the closing price of the Company’s stock on September 16, 2005, the transaction is valued at approximately $12 million.

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
  the impact of current, pending or future legislation and regulation of our businesses in the U.S. and abroad; and
  our ability to achieve expected synergies and operating efficiencies in our acquisitions, and to successfully integrate the operations, business and technology obtained in our acquisitions.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-Q might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein because of new information, future events or otherwise.

Overview

As a result of the acquisition of Genaissance Pharmaceuticals, Inc. on October 6, 2005, the Company is now a worldwide leader in developing and commercializing pharmacogenomics and clinical diagnostics to improve patient care. The Company’s genomic services are marketed to the pharmaceutical, biotech, diagnostic, academic and agricultural marketplaces. The Company is utilizing pharmacogenomics to develop molecular diagnostics and more efficacious therapeutics by finding genetic markers to guide drug development and utilization. Its diagnostic and instrumentation business has a market focus on the physician’s office, hospital and small-to-medium-sized laboratory segments.

The Company manages its business as three operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. All Other includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments.

Recent Developments

On September 19, 2005, the Company signed an agreement and plan of merger pursuant to which it will acquire Icoria, Inc. in an all-stock transaction. Icoria is a biotechnology company focused on the discovery of novel, multi-parameter biomarkers using its unique multi-platform approach. Icoria's biomarker discovery platform is an excellent fit with the Company’s molecular diagnostics business model, while its metabolomics and genomics capabilities complement the pharmacogenomics capabilities the Company gained in its recent acquisition of Genaissance. The proposed acquisition also strengthens the Company’s position in targeted diagnostics and theranostics.

On October 6, 2005, the Company completed its acquisition of Genaissance Pharmaceuticals, Inc. Genaissance is engaged in the discovery and use of human gene variation for the development of a new generation of DNA-based diagnostic and therapeutic products in pharmacogenomics. The acquisition enabled the Company to enter the molecular diagnostics market which complemented its existing products and services and increased its ability to provide more complete services to the POL market.

Challenges

Revenues from clinical laboratory testing are modestly growing as a result of the aging of the population, increased volumes of testing, increased healthcare awareness and expanding insurance coverage. In addition, the physician market continues to benefit from the shift of diagnostic testing from hospitals to alternate sites. At the same time, however, the present focus on greater efficiency in disease management and on reducing health care costs exposes the Company’s customers to a constant pressure to contain costs. Consequently, in order to remain competitive and gain market share in this growing market, it is essential for the Company to continue to provide cost-effective technologies and services.

The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. In addition, competition in the medical products industry, which includes the Company’s medical instrumentation, reagent and consulting services businesses, is intense and expected to increase as new products, technologies and services become available and new competitors enter the market. The Company’s competitors in the United States, Europe and Pacific-Asia are numerous and include, among others, large, multi-national diagnostic testing and medical products companies. The Company’s future success depends upon maintaining a competitive position in the development of products, technologies and services in its areas of focus in POLs and smaller clinical laboratories. In order to grow, gain market share and remain competitive, the Company must continue to introduce new products, technologies and services, acquire and defend intellectual property and invest in research and development.

As a result of its recent acquisition of Genaissance, the Company has entered the molecular diagnostics market. The Company’s future success in the molecular diagnostics market will depend in large part on maintaining a competitive position in the genomics field, a field that has undergone, and is expected to continue to undergo, rapid and significant change. In addition, the competition in the molecular diagnostics market is intense and includes pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the United States and abroad. The Company’s future success in this highly competitive market depends on its ability to demonstrate the value of its recently acquired HAP Technology and that its recently acquired informatics technologies and capabilities are superior to those of such competitors.

The Company also faces challenges with respect to its recent acquisition of Genaissance and its proposed acquisition of Icoria. Integrating the operations and personnel of the Company, Genaissance and Icoria will require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations and will be a time-consuming and complex process. Given that both Genaissance and Icoria have a history of incurring net losses, the Company also faces the challenge of successfully integrating the Company, Genaissance and Icoria into a combined company that will generate sufficient revenue to become profitable and will sustain profitability if it does become profitable.

Critical Accounting Policies, Commitments and Certain Other Matters

In our Form 10-KSB for the fiscal year ended March 31, 2005, which was filed with the SEC on June 27, 2005, the most critical accounting policies and estimates upon which our financial status depends were identified as those relating to revenue recognition, inventory valuation, the allowance for doubtful accounts, and the valuation of intangibles and income taxes. We considered all applicable disclosure requirements including those related to our critical accounting policies, liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing changed materially during the three and six months ended September 30, 2005 that would warrant further disclosure.

Liquidity and Capital Resources

We have cash and cash equivalents of approximately $4,953 and working capital of approximately $11,026 at September 30, 2005 as compared to cash and cash equivalents of approximately $4,171 and working capital of approximately $12,735 at March 31, 2005. Approximately $694 was provided from operations for the six months ended September 30, 2005. The net cash flows provided by operating activities resulted from net income from operations and working capital changes (primarily the increases in accounts payable and customer advances and deferred revenue offset by increases in prepaid expenses and other current assets and the level of inventory). During the six months ended September 30, 2005, we used approximately $966 of cash in investing activities, of which $411 was used for purchases of equipment and $447 was used to capitalize business acquisition costs. Financing activities during the six months ended September 30, 2005 provided approximately $1,455; $1,780 was provided by the net increase in the revolving credit facility balance and $176 was used to pay a cash dividend of $.04 per share.

In April 1998, we entered into a relationship with a major Dutch bank that provides for a €1,815 (approximately $2,190) line of credit; the relationship was renewed in 2003. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.75%. At September 30, 2005, the base rate was 5.25%; therefore the cost to borrow under this line of credit would be 6.5%. Outstanding principal is secured by the trade receivables and inventory of our Dutch subsidiary. The line of credit requires us to comply with certain financial covenants relating to solvency, which are not considered restrictive to the company’s operations. As of September 30, 2005, we were in compliance with such covenants, and there were no amounts outstanding.

In March 2003, we entered into a revolving credit facility with a financial institution in the United States which provides for availability of up to $10,000. Borrowing under the revolving credit facility bears interest at the rate of either one quarter of one percent in excess of prime or 300 basis points above the LIBOR rate. The revolving credit facility has an original term of three years and automatically renews from year to year if neither party terminates the revolving credit facility. Trade receivables and inventory of our U.S. subsidiary are provided as collateral for this facility. The revolving credit facility requires us to meet financial covenants that require our U.S. subsidiary to maintain a minimum tangible net worth and fixed charge coverage ratio. As of September 30, 2005, we were in compliance with these covenants. At September 30, 2005, approximately $2,578 was outstanding and an additional $3,020 was available for borrowing on the revolving credit facility.

In August 2004, we entered into a relationship with an Australian bank that provides for an A$300 (approximately $229) line of credit. The line of credit bears interest at 2.98% above the base rate as reported by the bank’s Business Mortgage Index (8.40% at September 30, 2005). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. As of September 30, 2005, we were in compliance with such covenants. There were no amounts outstanding on September 30, 2005.

In January, 2005, we entered into a term loan agreement with Microsoft Credit Corporation for the financing of a new Enterprise Resource Planning ("ERP") system. The proceeds were applied to software and consulting services obtained from a Microsoft business partner. This loan, in the amount of $923, is a 60-month fixed rate loan at 4% interest. The loan requires fixed monthly payments over its term. At September 30, 2005, approximately $810was outstanding.

Our sources of cash as of September 30, 2005, include cash balances, lines of credit and cash flows from operations. As described in the Notes 3 and 4 to the unaudited condensed consolidated financial statements, since September 30, 2005, we have completed two mergers and have agreed to complete a third one. We believe that additional funding will be required to operate the Company including its new acquisitions. We are considering several options for raising additional funds such as bank loans, public or private offerings or other financing arrangements. Any financing obtained through the sale of our equity could result in dilution to our stockholders.

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

Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $1,000 outstanding at September 30, 2005. The fair value of these instruments at September 30, 2005 was de minimis. Gains and losses related to these derivative instruments for the first two quarters of 2006 and 2005 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Results of Operations

Three Months ended September 30, 2005 compared to the Three Months ended September 30, 2004

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

Net Revenues - Consolidated revenues for the quarter ended September 30, 2005 decreased from $13,023 to $12,888, or 1.0%, as compared to the quarter ended September 30, 2004.

  Revenue from the Clinic and Small Hospital segment increased $437 or 6.9%. The increase in sales in the Clinic and Small Hospital segment is attributable to a shift in product mix from instruments to spares and consumables coupled with the introduction with the new Selectra Junior.
  Revenue at the POL segment decreased $572 or 8.6% from the same period last year. Approximately $416 of the decline resulted from a decrease in reagent and other consumable sales. A significant portion of this decline was a result of a change in end of quarter ordering patterns from two major customers. We have no assurance that these customers will return to their historical revenue patterns in the future. $244 of the decrease resulted from contracts for equipment and services that expired during the period and were not expected to be renewed. These decreases were partially offset by increases in other product lines.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues decreased from 38.2% for the three months ended September 30, 2004 to 36.0% for the three-months ended September 30, 2005.

  The gross profit margin at the Clinics and Small Hospital segment increased from 34.1% to 35.8% for the three month comparatives reflecting the aforementioned change in product mix towards spares and consumables which carry a higher margin.
  At the POL group, the margin decreased from 42.6% to 36.1% because of decreases in the price of our mature instrument product line from the previous year as we introduced newer equipment and an increase in unabsorbed overhead of manufactured products as overhead costs were distributed over a smaller base.

Sales and Marketing - For the three months ended September 30, 2005, sales and marketing expenses increased from $1,270 to $1,508, or 18.8%.

  The Clinics and Small Hospital segment have increased their sales and marketing costs by $119 or 27.0%. The increase is attributable to commissions on increased sales to China, salary increases and advertising costs related to new product launches.
  At the POL segment, sales and marketing costs have also increased by $119 or 14.3%. This is principally due to the $100 increase in marketing expenses resulting from costs associated with additional personnel hired to market new products being introduced.

Research and Development - Research and development costs for the second quarter of fiscal year 2006 were $631 versus $695 for the second quarter of fiscal year 2005 or a decrease of 9.2%. As a percentage of revenues, research and development expenses decreased to 4.9% in the second quarter of fiscal 2006 from 5.3% in the second quarter of fiscal 2005.

  At the Clinics and Small Hospitals segment, research and development costs decreased $25 or 5.4% and is attributable to a decrease in research materials and out of pocket costs.
  Research and development costs at the POL segment have decreased $39 or 13.8%; the decline is largely attributed to a decrease in personnel.

General and Administrative - General and administrative costs increased from $1,478 to $1,851 or 25.2% for the three months ended September 30, 2005 as compared to the same period last year.

  At the Clinics and Small Hospitals, G&A expenses increased $232 or 51.6% reflecting an increase of overhead relating to new space in our Australian operations and additional personnel hired at both our Dutch and Australian locations, professional fees and costs associated with a an upgrade of the Company’s information technology infrastructure.
  At the POL segment there was an increase in general and administrative expenses of $118 or 12.5%. The increase is primarily due to the upgrade of the Company’s information technology infrastructure, additional legal expense and increased salaries and benefits costs.
  In All Other, there was an increase of $23 in general and administrative expenses which is principally due to the new directors’ and officers’ insurance.

Interest Income and Expense - Interest income increased $11 for the three month period. Interest expense increased from $65 to $89 for the three month periods ended September 30, 2004 to September 30, 2005, reflecting the increase in the use of the revolving credit facility and the use of capitalized leases to finance fixed asset acquisitions.

Income Taxes - The provision for income taxes decreased from $577 for the quarter ended September 30, 2004 to $233 for the quarter ended September 30, 2005. The effective tax rate is 38.6% for the three months ended September 30, 2004 as compared to 37.9% for the three months ended September 30, 2005.

Six Months ended September 30, 2005 compared to the Six Months ended September 30, 2004

Net Revenues - Consolidated revenues for the six months ended September 30, 2005 decreased from $29,362 to $25,661, or 12.6%, as compared to the two fiscal quarters ended September 30, 2004.

  Revenue from the Clinic and Small Hospital segment decreased $2,378 or 15.8%. The decline in sales revenue is primarily attributable to the fulfillment of an initial large order during the first two quarters of fiscal year 2005. There were no similar size orders fulfilled in the first half of fiscal year 2006. In fiscal year 2005, sales were primarily composed of instruments whereas in fiscal year 2006 there has been a shift from the sales of instruments to spare parts and consumables. A strengthening of the U.S. dollar against the Company’s principal foreign currency, the Euro, accounted for $303 of the decline.
  Revenue at the POL segment decreased $1,323 or 9.2% from the same period last year. Approximately $531 of the decline resulted from a decrease in reagent and other consumable sales. A significant portion of this decline was the result of a change in ordering patterns from two major customers. We have no assurance that these customers will return to their historical revenue patterns in the future. $444 of the decrease resulted from contracts for equipment and services that expired during the period and were not expected to be renewed. $84 of the decrease was due to a decrease in revenue from the sales from equipment due to a delay in the introduction of new equipment due to technical problems which have been resolved.

Cost of Revenues and Gross Margin - The gross profit margin as a percentage of revenues decreased from 36.1% for the six-months ended September 30, 2004 to 36.0% for the six-months ended September 30, 2005.

  The gross profit margin at the Clinics and Small Hospital segment increased from 32.6% to 36.3% for the six month comparatives reflecting the aforementioned change in product mix towards spares and consumables which carry a higher margin.
  At the POL group, the margin decreased from 40.1% to 35.3% because there are fewer sales with which to absorb the fixed costs of overhead.

Sales and Marketing - For the three months ended September 30, 2005, sales and marketing expenses increased from $2,719 to $3,067, or 12.8%. The increase is due to increased expenses incurred as we introduce and prepare to introduce new products. The effect of the increased average Euro/US dollar currency exchange rate for the six months ended September 30, 2005 versus September 30, 2004 was the cause of $27 of the increase in expense.

Research and Development - Research and development costs for the first six months of fiscal year 2006 were $1,338 versus $1,291 for the six months ended September 30, 2004 or an increase of 1.8%. As a percentage of revenues, research and development expenses increased from 4.4% in the first two quarters of fiscal 2005 to 5.2% in the comparable period of fiscal 2006.

  Research and development costs have increased $39 or 4.8% for the six month comparatives at the Clinics and Small Hospitals segment. During the first quarter of fiscal 2006, we increased spending to accelerate completion efforts on several projects. $19 of the increase in the research and development expense is due to the strengthening of the Euro against the US dollar.
  At the POL segment, costs increased $8 or 2.8% for the two quarters ended September 30, 2005 versus September 30, 2004.

Certain software development costs during the six months ended September 30, 2005 and 2004 were capitalized in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. For the six months ended September 30, 2005 and 2004, $108 and $100, respectively, were capitalized. These capitalized costs are amortized over a period not to exceed 4 years, commencing when the product is commercially released. Amortization of these costs is included in the cost of revenues and for the six months ended September 30, 2005 and 2004, totaled $56 and $49, respectively.

General and Administrative - General and administrative costs increased from $3,102 to $3,519 or 13.4% for the six months ended September 30, 2005 as compared to the same period last year.

  At Clinics and Small Hospitals, there was an increase of $277 or 23.1%. The increase is attributable to an increase in personnel at our Dutch and Australian operations, the expenses associated with an upgrade of our information technology infrastructure and the increased overhead from a move to larger space in Australia. $29 of the increase is attributable to the foreign currency effect.
  At the POL segment there was an increase in general and administrative expenses of $125 or 6.5%. The increase is due to the upgrade of the Company’s information technology infrastructure, additional legal expense and increased salaries and benefits costs.
  All Other had an increase of $15. An increase in salaries ($22), professional fees ($12) and directors’ and officers’ insurance ($33) was offset by a reduction in non-capitalizable acquisition costs ($49).

As a percentage of revenues, general and administrative expenses increased to 13.7% in the first half of fiscal 2006 from 11.0% in the same period of fiscal 2005.

Interest Income and Expense - Interest income increased $29 for the six month period. Interest expense increased from $89 to $169 for the six month periods ended September 30, 2004 to September 30, 2005, reflecting an increase in the use of the revolving credit facility and the use of capital lease obligations to purchase fixed assets.

Income Taxes - The provision for income taxes decreased from $1,296 for the two quarters ended September 30, 2004 to $433 for the six-months ended September 30, 2005. The effective tax rate is 35.4% for the fiscal 2006 year-to-date as compared to 37.2% for the same period last year. The two effective rates represent the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes in the United States.

Balance Sheet – September 30, 2005 versus March 31, 2005

Prepaid expenses increased $369 or 62.2% from March 31, 2005, which include the increase in the prepaid insurance costs ($218) which are for the policy year which begins in April and $56 for prepaid software licenses.

An increase of $1,501 or 275.4% in other assets is principally due to the deferred acquisition costs we incurred for the acquisitions discussed in Note 3 and the potential acquisition discussed in Note 4 to the unaudited condensed consolidated financial statements.

Notes payable and current portion of long-term debt increased $97 or 39.0% as a result of new financing for the Directors’ and Officers’ insurance. The balance in the revolving credit facility increased $1,781.

Customer advances and deferred revenue is $597 higher than the March 31, 2005 balance or 33.9% resulting from an increase in customer advances at the Clinics and Small Hospital segment.

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

Interest Rate Risk

We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of September 30, 2005, we had $2,578 outstanding on our domestic line of credit carrying an interest rate of 0.25% over Prime. A hypothetical 10% change in interest rates would not materially impact our annual interest expense.

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

As of September 30, 2005, we had outstanding foreign currency forward and swap contracts aggregating $1,000, of which $900 related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the period ended September 30, 2005.

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

There have been no changes in our internal control over financial reporting during the our second fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings

We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at September 30, 2005, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.

Item 6: Exhibits

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

2.3

Agreement and Plan of Merger, dated as of September 19, 2005, among the Company, Irides Acquisition Corporation and Icoria, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on September 22, 2005, and incorporated herein by reference.

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

3.3

Certificate of Amendment of Certificate of Incorporation, dated October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on October 11, 2005, and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.
4.1

Certificate of Elimination Eliminating the Series A Nonvoting Convertible Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on July 11, 2005, and incorporated herein by reference.

4.2

Certificate of the Designations, Preferences, Relative Rights and Limitations of the Series A Preferred Stock of the Company, dated October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on October 11, 2005, and incorporated herein by reference.

10.1

Stockholder Agreement, dated as of September 19, 2005, among the Company, Icoria, Inc., and the stockholders of Icoria listed on Schedule A thereto. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on September 22, 2005, and incorporated herein by reference.

10.2

Form of Amended and Restated Indemnification Agreement between the Company and Israel M. Stein, M.D. and Arthur Malman. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on July 11, 2005, and incorporated herein by reference.

10.3

Form of Indemnification Agreement between the Company and certain executive officers and directors of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on July 11, 2005, and incorporated herein by reference.

10.4	2005 Equity Incentive Plan. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on October 11, 2005, and incorporated herein by reference.
10.5*	Form of the Company’s Incentive Stock Option Certificate under the Company’s 2002 Equity Incentive Plan.
10.6*	Form of the Company’s Non-Statutory Stock Option Certificate under the Company’s 2002 Equity Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD
Date: November 14, 2005	Israel M. Stein MD Chief Executive Officer, President
/s/ Mark D. Shooman
Date: November 14, 2005	Mark D. Shooman Chief Financial Officer