Form 10-Q
period 2005-12-31
CLINICAL DATA INC
filed 2006-02-14
CIK 716646

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-12716
Clinical Data, Inc. ®
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Gateway Center, Suite 411, Newton, MA 02458
(Address of principal executive offices)
Issuer’s Telephone number, including area code: (617) 527-9933
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of February 10, 2006 is 8,122,524

Clinical Data, Inc. AND SUBSIDIARIES
FORM 10-Q
Index

		Page
Part I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Consolidated Financial Statements

	Balance sheets at December 31, 2005 and March 31, 2005	3

	Statements of operations for the three and nine months ended December 31, 2005 and 2004	5

	Statements of cash flows for the nine months ended December 31, 2005 and 2004	6

	Notes to unaudited condensed consolidated financial statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4:	Controls and Procedures	32

Part II: OTHER INFORMATION

Item 1:	Legal Proceedings	32

Item 1A:	Risk Factors	32

Item 4:	Submission of Matters to a Vote of Security Holders	39

Item 5:	Other Information	40
Item 6:	Exhibits	41

SIGNATURES
EX-10.5 Securities Purchase Agreement dated 10/19/04
EX-10.6 Master Security Agreement dated 10/19/04
EX-10.7 Registration Rights Agreement dated 10/19/04
EX-10.8 Form of Two Year Warrant dated 10/19/04
EX-10.9 Form of Five Year Warrant dated 10/19/04
EX-10.10 Secured Convertible Term Note dated 10/19/04
EX-10.11 Seventh Amendment to Loan and Security Agreement
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO and CFO Certifications

Clinical Data, Inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands, except for per share data)

	December 31,	March 31,
	2005	2005
CURRENT ASSETS:
Cash and cash equivalents	$13,607	$4,171
Accounts receivable, less allowances for uncollectible accounts of $328 and $536 at December 31 and March 31, 2005, respectively	17,763	9,883
Inventories, net	12,732	9,451
Deferred tax asset	730	727
Prepaid expenses and other current assets	3,577	1,176

Total current assets	48,409	25,408

EQUIPMENT, at cost:
Manufacturing and computer equipment	8,308	6,991
Leasehold improvements	5,751	1,074
Laboratory equipment	3,612	—
Furniture and fixtures	1,237	588
Vehicles	102	121

	19,010	8,774
Less: Accumulated depreciation and amortization	6,335	5,126

	12,675	3,648

OTHER ASSETS:
Goodwill	30,654	6,350
Intangibles, net	25,849	2,782
Other assets, net	2,985	958

	59,488	10,090

TOTAL ASSETS	$120,572	$39,146

See notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	December 31,	March 31,
	2005	2005
CURRENT LIABILITIES:
Revolving credit facility	$1,898	$798
Notes payable and current portion of long-term debt	4,061	249
Current portion of capital leases	374	252
Accounts payable	9,392	4,322
Accrued expenses	16,227	4,633
Deferred income taxes	65	71
Customer advances and deferred revenue	4,023	1,761
Accrued income taxes	1,100	587

Total current liabilities	37,140	12,673

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	7,247	929
Capital leases, net of current portion	871	1,000
Deferred income taxes	12,849	366
Other long-term liabilities	190	274

Total long-term liabilities	21,157	2,569

MINORITY INTEREST	107	95

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,500 shares authorized Series A Voting, Convertible Preferred stock (liquidation preference $11,038), issued and outstanding: 484 shares at December 31,2005	5	—
Common stock, $.01 par value,
Authorized: 14,000 and 12,000 shares at December 31 and March 31, 2005, respectively
Issued: 7,978 and 4,405 shares at December 31 and March 31, 2005, respectively
Outstanding: 7,968 and 4,395 shares at December 31 and March 31, 2005, respectively	80	44
Additional paid-in capital	99,104	16,995
(Accumulated deficit)/retained earnings	(36,817)	5,344
Treasury stock, 10 shares at cost	(47)	(47)
Deferred compensation	(695)	—
Accumulated other comprehensive income	538	1,473

Total stockholders’ equity	62,168	23,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,572	$39,146

See notes to the unaudited condensed consolidated financial statements

Clinical Data, Inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
REVENUES
Products	$13,780	$12,653	$36,426	$38,599
Services	6,121	1,707	9,136	5,123

Total	19,901	14,360	45,562	43,722

COST OF REVENUES
Products	8,960	8,250	23,481	25,192
Services	2,953	690	4,861	2,476

Total	11,913	8,940	28,342	27,668

Gross profit	7,988	5,420	17,220	16,054

OPERATING EXPENSES:
Sales and marketing	2,049	1,377	5,116	4,096
Research and development	2,500	703	3,838	1,995
General and administrative	5,448	1,585	8,967	4,686
Purchased research and development	40,100	—	40,100	—

Total operating expenses	50,097	3,665	58,021	10,777

(Loss) income from operations	(42,109)	1,755	(40,801)	5,277

Interest expense	(220)	(54)	(389)	(143)
Interest income	67	25	130	59
Other income (expense), net	22	8	43	29

(Loss) income before provision for income taxes and minority interest	(42,240)	1,734	(41,017)	5,222
Provision for income taxes	(472)	(716)	(905)	(2,013)
Minority interest	(5)	(2)	(12)	(12)

Net (loss) income	$(42,717)	$1,016	$(41,934)	$3,197
Preferred stock dividend	52	—	52	—

Net (loss) income applicable to common stockholders	$(42,769)	$1,016	$(41,986)	$3,197

Basic net (loss) income per share	$(6.25)	$0.23	$(8.05)	$0.73

Diluted net (loss) income per share	$(6.25)	$0.23	$(8.05)	$0.71

Cash dividends per share	$0.00	$0.03	$0.04	$0.05

Weighted Average Shares:
Basic	6,843	4,392	5,214	4,387
Diluted	6,843	4,509	5,214	4,502
See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(41,934)	$3,197
Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Depreciation and amortization	3,315	1,046
Purchased research and development costs	40,100	—
(Gain) loss on sale of equipment	(5)	(9)
Deferred taxes	(15)	462
Minority interest	12	12
Stock-based compensation	143	—
Changes in current assets and liabilities, net of businesses acquired -
Accounts receivable	(930)	2,508
Inventories	(2,677)	16
Prepaid expenses and other current assets	1,745	(277)
Accounts payable	2,051	(2,681)
Accrued expenses	(818)	(1,029)
Customer advances and deferred revenue	1,088	(425)
Accrued income taxes	457	1,132

Net cash provided by operating activities	2,532	3,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	(1,003)	—
Purchases of equipment	(479)	(755)
Proceeds from sale of equipment	50	36
Capitalization of software development costs	(147)	(182)

Net cash used in investing activities	(1,579)	(901)

Continued

Clinical Data, Inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Continued)
(in thousands)

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facilities	1,100	(713)
Proceeds from long-term debt	713	—
Payments on debt and capital lease obligations	(4,511)	(90)
Stockholder dividends	(176)	(217)
Proceeds from the sale of common stock and warrants	11,942	—
Exercise of employee stock options	94	8

Net cash provided by (used in) financing activities	9,162	(1,012)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(679)	452

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,436	2,491

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,171	1,800

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,607	$4,291

Supplemental Disclosure of non-cash transactions:
Equity issued for business acquisitions	$69,221	—

Note payable issued in business acquisition	$591	—

Equipment acquired through capital leases and long-term debt	$135	$1,011

Supplemental Disclosure of cash transactions:
Interest paid	$392	$149

See the notes to the unaudited condensed consolidated financial statements.

Clinical Data, Inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(in thousands, except for per share data)
(1) Operations and Basis of Presentation
Clinical Data, Inc. (the “Company”) prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information normally included in footnote disclosures in financial statements prepared in accordance with accounting principles generally accepted in the United States of America was condensed or omitted pursuant to such SEC rules and regulations. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to adequately reflect the Company’s financial position, results of operations and cash flows for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report of Form 10-KSB for the fiscal year ended March 31, 2005, filed with the SEC on June 27, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for the three and nine months ended December 31, 2005 and 2004 are not necessarily indicative of the results for the entire fiscal year.
As described in Note 4 to the unaudited condensed consolidated financial statements, during the quarter ended December 31, 2005, the Company completed three business combinations. Genaissance Pharmaceuticals, Inc. (“Genaissance”) was acquired on October 6, 2005; Electa Lab s.r.l. (“Electa Lab”) was acquired on October 7, 2005 and Icoria, Inc. (“Icoria”) was acquired on December 20, 2005. The acquired businesses had a significant impact on the reported results of operations and financial position for the current quarter and will have a significant impact on future operations and cash flows. Prior to the acquisitions, Genaissance and Icoria reported significant operating losses and used significant cash in operations. These operating losses are expected to continue for the next twelve months or longer depending upon the business developments and research and development efforts of the acquired businesses.
The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company’s sources of cash as of December 31, 2005, include cash balances, existing lines of credit, cash flows from operations of certain divisions, and possible future equity and/or debt financings. The Company’s projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. At currently projected rates of expenditure, management believes that additional funding will be required to operate the Company and its new subsidiaries through the end of the first quarter of fiscal 2007, including most significantly the funding of Phase III clinical trials for our lead drug candidate, vilazodone, which was acquired in the Genaissance transaction. The Company will seek such financing from public or private issuances of equity or debt securities, or from collaborations with third parties or government grants. If the Company is unable to obtain any required additional financing, it may be required to reduce the scope of its planned research, development and commercialization activities, including those efforts related to vilazadone, which could harm the Company’s financial condition and operating results.
(2) Accounting Policies
     Revenue Recognition

The Company’s revenues from the Small Clinics and Hospitals and Physician’s Office Laboratories (“POLs”) segments are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from maintenance services on equipment is recognized ratably over the term of the maintenance agreement. Revenue from services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Consulting revenues from services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered. Along with the sale of products, training and installation services are provided to the end-user customer, and such revenues are recognized as the product is delivered or as service is provided, with all revenue measured using objective fair value.
Revenues from the newly created Molecular Services segment are derived from licenses of intellectual property, commercial partnerships and government contracts and grants. Payments from commercial contracts are generally related to service fees, milestone achievements and deliveries of molecular services, data or assays. Payments for service fees and milestone achievements are recognized as revenues on a progress-to-completion basis over the term of the respective contract, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Revenue related to molecular services deliveries are recognized upon the later of delivery or, if applicable, customer acceptance. Payments received under the Company’s commercial contracts and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants, which are typically cost plus arrangements, are recognized as revenues as related expenses are incurred over the term of each contract or grant.
Revenues recognized under the progress-to-completion method for commercial contracts are calculated based on applicable output measures, such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable.
     Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, and March 31, 2005:

	December 31, 2005	March 31, 2005
Raw materials	$6,117	$3,896
Work-in-process	1,266	746
Finished goods	5,349	4,809

	$12,732	$9,451

     Goodwill and Intangibles
The Company’s intangible assets consist of (i) goodwill which is not being amortized, (ii) purchased amortizing intangibles consisting of customer relationships, completed technology and trade names which are being amortized over their useful lives, and (iii) capitalized software development costs which are also being amortized over their useful lives.
The Company completed its annual impairment test of goodwill, as required by Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” as of December 31, 2005. The Company, assisted by an independent valuation specialist, concluded that as of December 31, 2005, there was no impairment of goodwill.
Goodwill balances, by segment, as of December 31, 2005 are as follows:

	Clinics & Small	Physician’s	Molecular
	Hospitals	Office Labs	Services	Total
Balance at March 31, 2005	$—	$6,350	$—	$6,350
Additions:
Genaissance Pharmaceuticals	—	—	15,017	15,017
Electa Lab	1,123	—	—	1,123
Icoria	—	—	8,164	8,164

Balance at December 31, 2005	$1,123	$6,350	$23,181	$30,654

The intangible asset balances at December 31, and March 31, 2005 are as follows:

	December 31, 2005	March 31, 2005
Purchased intangibles
• Completed technology	$12,600	$—
• Customer relationships	12,245	1,445
• Other	584	34

	25,429	1,479
Less: accumulated amortization	(2,299)	(790)

Net purchased intangibles	23,130	689

Capitalized software	1,548	1,530
Less: accumulated amortization	(384)	(303)

Net capitalized software	1,164	1,227

Project in progress	1,555	866

Intangibles, net	$25,849	$2,782

During the three months ended December 31, 2005 and 2004, amortization expense totaled $1,406 and $132, respectively. For the nine months then ended, amortization expense totaled $1,789 and $391, respectively. Amortization with regard to the intangible assets as shown on the balance sheet at December 31, 2005 is expected to total $3,593 in 2006, $6,861 in 2007, $4,444 in 2008, $2,347 in 2009, $1,940 in 2010, $1,631 in 2011 and $5,179 in 2012 and beyond.
     Other Assets
Other assets include restricted cash balances of $224 and $561 at Genaissance and Icoria, respectively, which are security deposits on leased facilities.
     Warranties
The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period. The Company provides for warranties based on historical claims experience. The accrued warranties at December 31, and March 31, 2005 represent unasserted warranty claims and are included in accrued expenses. A summary of warranty reserve activity for the three and nine months ended December 31, 2005 and 2004 is as follows:

	For the three months ended:		For the nine months ended:
	December 31,		December 31,
	2005	2004	2005	2004
Accrued warranty – beginning of period	$460	$830	$605	$1,018
Assumed with acquisitions	25	—	25	—
Provisions for the period	130	131	350	370
Less: warranty claims for the period	(140)	(191)	(505)	(618)

Accrued warranty – end of period	$475	$770	$475	$770

     Equity-Based Compensation
The Company accounts for equity awards issued to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. No stock-based employee compensation for stock options is reflected in net loss or net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant (or 110% of the market value on the date of grant if the options were granted to a holder of more than 10% of the Company’s issued and outstanding stock). During the quarter ended December 31, 2005, the Company granted 16 shares of restricted common stock to certain members of the Board of Directors; one-half vested immediately and the remainder will vest in October 2006. The fair value of these shares totaled $286 or $17.90 per share. Total compensation expense recognized during the three and nine months ended December 31, 2005 totaled $143.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for the three and nine months ended December 31, 2005 and 2004:

	For the three months:		For the nine months:
	December 31,		December 31,
	2005	2004	2005	2004
Net (loss) income applicable to common stockholders, as reported	$(42,769)	$1,016	$(41,986)	$3,197
Add: total stock-based compensation included in reported net income, net of taxes	143	—	143	—
Less: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(378)	(27)	(425)	(80)

Pro-forma net (loss) income applicable to common stockholders	$(43,004)	$989	$(42,268)	$3,117

Reported basic net (loss) income per share	$(6.25)	$0.23	$(8.05)	$0.73
Reported diluted net (loss) income per share	$(6.25)	$0.23	$(8.05)	$0.71

Pro-forma basic net (loss) income per share	$(6.28)	$0.23	$(8.11)	$0.71
Pro-forma diluted net (loss) income per share	$(6.28)	$0.22	$(8.11)	$0.69
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).
On April 15, 2005, the SEC issued a rule that has delayed the effective date for the implementation of SFAS No. 123R until the beginning of the Company’s next fiscal year which is April 1, 2006.
The Company expects to adopt SFAS No. 123R using the modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the preliminary estimate is that additional stock compensation expense with respect to stock options issued as of December 31, 2005 which will be recorded in the consolidated statement of income for fiscal 2007 will be in the range of $920-$930. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation to be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.
     Net (Loss) Income Per Share
Basic net (loss) income per share is determined by dividing net (loss) income applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net (loss) income applicable to common shareholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options, warrants, convertible debt and convertible stock calculated using the treasury stock method.

The number of basic and diluted weighted average shares outstanding is as follows:

	For the three months ended:		For the nine months ended:
	December 31,		December 31,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	6,843	4,392	5,214	4,387
Weighted average potential common shares	—	117	—	115

Diluted weighted average shares outstanding	6,843	4,509	5,214	4,502

As of December 31, 2005, the following securities for the three- and nine-month periods were not included in the calculations of diluted earnings per share as the effect of including these securities would have been anti-dilutive due to the reported net loss.

	Three months ended	Nine months ended
	December 31, 2005	December 31, 2005
Restricted common shares	51	17
Common stock options	7	191
Convertible debt	13	4
Warrants to purchase common stock	513	172
Convertible preferred stock	453	151

	1,037	535

There were no anti-dilutive securities as of December 31, 2004.
     Comprehensive Income
The components of other comprehensive income for the three and nine months ended December 31, 2005 and 2004 are as follows:

	For the three months ended:		For the nine months ended:
	December 31,		December 31,
	2005	2004	2005	2004
Net (loss) income	$(42,717)	$1,016	$(41,934)	$3,197
Translation adjustment	(265)	205	(935)	45

Total comprehensive (loss) income applicable to common stockholders	$(42,982)	$1,221	$(42,869)	$3,242

     Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

     (3) Debt
          Long-term Debt
The Company’s debt obligations are as follows at December 31, and March 31, 2005:

		December 31,	March 31,
		2005	2005
•	Notes payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$337	$284
•	Note payable, bearing interest at 5.99%, with maturity on March 2006	28
•	Note payable, bearing interest at 4.0%, with maturity on January 2010 and monthly payments of $17 and secured by related software	767	894
•	Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $74 and secured by a bank guarantee	592	—
Icoria Acquired Debt
•	Convertible note payable, bearing interest at 7.25%, with maturity on October 2007 and secured by Icoria’s unencumbered fixed assets	3,730	—
•	Notes payable, bearing interest at 7.75%, with maturities between March 2006 and July 2007 and secured by all of Icoria’s assets except fixed assets	2,177	—
Genaissance Acquired Debt
•	Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by Genaissance’s leasehold improvements	3,677	—

		11,308	1,178
Less: current portion		(4,061)	(249)

		$7,247	$929

During fiscal year 2005, the Company entered into a $923 five year note payable to finance the purchase and implementation of the Company’s new Enterprise Resource Planning system.
The purchase of Electa Lab was financed, in part, by the issuance of a note payable with principal totaling €500 (approximately $592). The note bears interest at 5.5% and matures in September 2007. A bank guarantee has been provided to secure the note.
Prior to its acquisition, Icoria entered into a three-year convertible term note. The note is payable in cash or convertible into common stock of the Company at a fixed conversion price of $34.15 per share subject to certain conditions relating to increases in the price of the Company’s common stock above $38.02 per share and the actual trading volume of the Company’s common stock. The note holder may also elect to have interest paid in stock at a fixed conversion price of $34.15 per share. The debt can be prepaid with a penalty of 115% if the payment is made before October 19, 2006 and 110% if paid between October 20, 2006 and October 19, 2007. The note is collateralized by Icoria’s fixed assets.
As a result of the Icoria acquisition, the Company assumed the obligation, $2.2 million as of December 31, 2005, under a secured term loan. The loan was scheduled to have monthly amortizing principal payments through July 2007. Under the terms of the loan, Icoria was obligated to maintain a deposit account of restricted cash and investments to the equal to at least 1.5 times the outstanding principal balance of the debt. In January 2006, the Company repaid the remaining outstanding balance due on this note with a prepayment premium of approximately $10.

     (3) Debt (continued)
Genaissance entered into financing agreements (“Agreements”) to finance certain leasehold improvements and other costs associated with Genaissance’s facility. The Agreements provide for monthly payments of principal and interest with final balloon payments due in March 2009 through June 2011. Borrowings under the Agreements are collateralized by the related leasehold improvements. Management believes that the Company is in compliance with all covenants of the Agreements as of December 31, 2005.
In December 2005 the Company paid in-full $4.5 million in notes payable held by three funds affiliated with XMark Fund Ltd. that were acquired with the acquisition of Genaissance. There was no pre-payment penalty and all accrued interest was paid through the retirement date.
          Line of Credit Agreements
The Company maintains a line of credit agreement with a financial institution which provides for €1,815 (approximately $2,147) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25%. At December 31, 2005 the base rate as reported by the Netherlands Central Bank was 5.25%; therefore the rate on borrowings would be 6.5%. Trade receivables and inventories are provided as collateral for this facility. The line of credit requires the Company to comply with certain financial covenants relating to solvency, which are not considered restrictive to the Company’s operations. As of December 31, 2005, no amounts were outstanding under the agreement.
The Company maintains a $10 million revolving credit facility. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (4.34% at December 31, 2005). Approximately $1.9 million of principal was outstanding at December 31, 2005. The borrowings under the credit facility are secured by trade receivables and inventories. Based upon the available collateral, approximately $3.2 million of additional capacity was available to the Company as of December 31, 2005. The credit facility requires the Company to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. As of December 31, 2005, the Company did not meet the fixed charge coverage covenant and was granted a waiver of the non-compliance. There is uncertainty that the Company will be able to maintain compliance in the future. The revolving credit facility expires in March 2006 and the Company is currently in negotiations with the lender to amend the loan to reflect the changes in operations due to the business combinations described in Note 4.
On December 2, 2005, the Company amended the terms of its Loan and Security Agreement dated March 31, 2003, between the Company, Clinical Data Sales & Service and LaSalle Business Credit LLC, to permit the Company to use up to $1,500,000 of available credit line under the terms of the agreement as applicable in the Company’s other business lines. A copy of this amendment is attached as exhibit 10.11 to this quarterly report and incorporated by reference herein.
The Company maintains a line of credit agreement with a financial institution which provides for A$300 (approximately $220) of available credit. The line of credit bears interest at 2.98% above the base rate as reported by the Australian bank’s Business Mortgage Index (8.40% at December 31, 2005). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. There are no amounts outstanding on this line of credit.
(4) Business Combinations
     Genaissance Pharmaceuticals, Inc.
On October 6, 2005, the Company acquired all of the outstanding shares of Genaissance in exchange for 484 shares of a newly designated voting, convertible Series A Preferred Stock and 2,362 shares of the Company’s common stock. The Series A Preferred Stock was valued at its common stock equivalent and the common stock was valued at the average of the trading price two days before and two days after June 20, 2005, the date of the announced acquisition, $19.66 per share.
(4) Business Combinations (continued)

The Company issued 386 warrants with an aggregate fair value of $1,244 to purchase the Company’s common stock in exchange for the outstanding warrants of Genaissance. The warrants are immediately exercisable and have exercise prices ranging from approximately $26.00 per share to approximately $64.15 per share and expire on dates ranging from April 30, 2006 through April 21, 2010.
The Company has reserved 349 shares of the Company’s common stock for issuance pursuant to the options assumed by Clinical Data in connection with the acquisition. The options have a weighted average exercise price of $49.10 per share and a remaining contractual term of 6.7 years. The aggregate fair value, measured using the Black-Scholes model, totaled $1,602.
Genaissance develops products based on its proprietary pharmacogenomic technology and has a revenue-generating business in DNA and pharmacogenomic products and services. The product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population. The Company believes that Genaissance is a strong strategic fit, enabling the Company to enter the molecular diagnostics market in a meaningful way. Genaissance has two clinically relevant molecular diagnostic tests available commercially and additional developmental opportunities in the central nervous system and cardiovascular area. The Company believes that the acquisition will allow the Company to leverage its market knowledge and experience with Genaissance’s platform to become a leading pharmacogenomics company with high margin, proprietary tests and services serving broad markets
The preliminary cost of the transaction is comprised of:

Value of the Company’s common stock	$45,591
Value of the Company’s preferred stock	9,517
Fair value of stock options and warrants	2,846
Transaction costs	1,242
Less: cash acquired	(978)

$58,218

The purchase price has been allocated on a preliminary basis to the tangible and identifiable intangible assets of Genaissance acquired by the Company and the liabilities assumed by the Company on the basis of fair values on the acquisition date as follows:

Preliminary Purchase Price Allocation
Fair value of assets acquired and liabilities assumed:
Accounts receivable	$5,242
Inventories	517
Other current assets	1,392
Equipment	7,808
Amortizing intangible assets	16,850
In-process research and development	36,700
Long-term assets	867
Accounts payable	(1,621)
Current portion of long-term debt	(4,989)
Accrued expenses and other current liabilities	(7,087)
Long-term debt	(3,266)
Deferred tax liabilities	(9,660)
Long-term liabilities	(73)
Deferred compensation for unvested options and warrants	521
Goodwill	15,017

Total purchase price	$58,218

(4) Business Combinations (continued)
The preliminary allocation of the estimated the fair value of Genaissance’s identifiable intangible assets is as follows:

		Weighted
		Average
	Increase	Remaining
Asset class	in Value	Useful Life
Completed technology	$9,000	4.6 years
In-process research and development	36,700
Customer relationships	7,500	7.9 years
Other	350	3.9 years

	$53,550

     Electa Lab s.r.l
On October 7, 2005, the Company acquired all the outstanding stock of Electa Lab s.r.l. based in Forli, Italy, in exchange for €1,500 (approximately $1,774) plus transaction costs totaling $101. The purchase of Electa Lab was financed, in part, by the issuance of a note payable with principal totaling €500 (approximately $592). The note bears interest at 5.5% and matures in September 2007. A bank guarantee has been provided to secure the note.
Electa Lab is a manufacturer of equipment and supplies used to perform blood sedimentation rate analysis. Electa Lab sells its products through a number of distributors throughout the world. The merger provides vertical integration of the blood sedimentation rate analysis products sold by the Company in addition to providing access to other distributors.
The purchase price has been allocated on a preliminary basis to the tangible and identifiable intangible assets of Electa Lab acquired by the Company and the liabilities assumed by the Company on the basis of fair values on the acquisition date as follows:

Preliminary Purchase Price Allocation
Fair value of assets acquired and liabilities assumed:
Cash	$208
Accounts receivable	212
Inventories	539
Other current assets	10
Equipment	302
Long-term assets	2
Accounts payable	(254)
Accrued expenses and other current liabilities	(267)
Goodwill	1,123

Total purchase price	$1,875

     Icoria, Inc.
On December 20, 2005, the Company acquired all of the outstanding stock of Icoria In exchange for 614 shares of the Company’s common stock with an aggregate fair value of $11,511. The common stock was valued at the average of the trading price two days before December 20, 2005, the date of the acquisition and deemed measurement date.

(4) Business Combinations (continued)
The Company issued 42 warrants with an aggregate fair value of $81 to purchase the Company’s common stock in exchange for the outstanding warrants of Icoria. The warrants are immediately exercisable and have exercise prices ranging from approximately $34.15 per share to $756.36 per share and expire on dates ranging from July 20, 2006 though October 19, 2009.
The Company has reserved 43 shares of the Company’s common stock for issuance pursuant to the options assumed by Clinical Data in connection with the acquisition. The options have a weighted average exercise price of $97.04 per share and a remaining contractual term of 4.2 years. The aggregate fair value, measured using the Black-Scholes model, totaled $227.
Icoria is a biotechnology company dedicated to finding new ways of detecting and treating human disease. Icoria uses its ability to analyze biological function at the level of gene expression, biochemical pathways and tissue structure to discover and validate biomarkers, drugs and drug targets. Icoria works with pharmaceutical, biotechnology, government and academic laboratories on a fee-for-service or collaborative basis, while it develops its own sets of products for internal development, or eventual out-licensing. The internal programs focus on metabolic disorders (diabetes, obesity, among others) and the liver as a site of disease progression and drug action. The Company believes that this acquisition will add additional immediate revenue, expand service offerings and will enhance the intellectual property estate including proprietary markers for future diagnostics.
The preliminary estimated cost of the transaction is comprised of:

Value of the Company’s common stock	$11,511
Fair value of stock options and warrants	308
Transaction costs	305
Less: cash acquired	(1,901)

$10,223

On a preliminary basis, the purchase price has been allocated to the tangible and identifiable intangible assets of Icoria acquired by the Company and the liabilities assumed by the Company on the basis of fair values on the acquisition as follows:

Preliminary Purchase Price Allocation
Fair value of assets acquired and liabilities assumed:
Accounts receivable	$2,603
Inventories	329
Other current assets	2,360
Equipment	1,715
Amortizing intangible assets	7,100
In-process research and development	3,400
Long-term assets	697
Accounts payable	(780)
Current portion of long-term debt	(2,969)
Accrued expenses and other current liabilities	(6,627)
Long-term debt	(2,939)
Deferred tax liability	(2,840)
Long-term liabilities	(21)
Deferred compensation for unvested options and warrants	31
Goodwill	8,164

Total purchase price	$10,223

(4) Business Combinations (continued)
The preliminary allocation of the estimated the fair value of Icoria’s identifiable intangible assets is as follows:

		Weighted
		Average
	Increase	Remaining
Asset class	in value	Useful Life
Completed technology	$3,400	7.6 years
In-process research and development	3,400
Customer relationships	3,300	5.3 years
Other	400	3.0 years

	$10,500

     Restructuring and Integration Reserves
Included in the purchase price allocation of the Icoria and Genaissance transactions are restructuring and integration reserves totaling approximately $5,492, representing severance of $3,146 and lease termination of $2,346. It is anticipated the severance costs will be fully paid during the third quarter of fiscal 2007 and the lease termination fee will be fully complete during fiscal year 2010.
     In-Process Research and Development
Of the total purchase price of Genaissance and Icoria, approximately $40,100 has been allocated to in-process research and development (“IPRD”) and was expensed in the third quarter of fiscal 2006. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent the Food and Drug Administration’s approval.
The value assigned to IPRD was estimated based upon the remaining costs to complete each project and the expected net cash flows from the projects once completed. The cash flows less the cost to complete were discounted to present value at a risk adjusted discount rate. The revenue estimates used to value the purchased IPRD were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of the introduction of the new products.
The rates utilized to discount the net cash flows to their present values are based on the Company’s weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 18% — 30% were deemed appropriate for valuing the IPRD.
The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.
The allocation of the purchase price is preliminary and may change upon the completion of certain fair value analyses. The Company is being assisted by valuation specialists and is awaiting receipt of the final valuation of (i) the Series A Preferred Stock issued in the Genaissance transaction, (ii) the convertible debt issued in the Icoria transaction and (iii) the identifiable intangible assets, including in-process research and development. In addition, the Company is evaluating certain tax attributes, including significant net operating losses, to determine the realizability of these tax attributes. The Company expects to complete the purchase price allocations during the quarter ended March 31, 2006. The Company does not expect the finalization of the purchase price will have any material impact on the reported results of operations.
Each of these business combinations has been accounted for as a purchase and the results of operations of the acquired business have been included in the consolidated financial statements since the respective dates the acquisitions were completed.

(4) Business Combinations (continued)
     Pro Forma Summary Operating Information
The following unaudited pro forma summary operating information presents the combined results of operations of the Company as if the acquisitions had occurred on April 1, 2004. This unaudited pro forma financial information may not be representative or be indicative of what would have occurred had the acquisition been made on April 1, 2005 and 2004, or results which may occur in the future:

	For the three months ended:		For the nine months ended:
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$23,205	$26,867	$67,720	$80,540
Net loss from continuing operations	(5,637)	(5,178)	(52,106)	(67,262)
Net loss per basic share	$(0.75)	$(0.72)	$(7.16)	$(9.43)
Net loss per diluted share	$(0.75)	$(0.72)	$(7.16)	$(9.43)
(5) Equity
     Preferred Stock
In connection with the Genaissance merger, the Company authorized and issued 484 shares of Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment of dividends and on liquidation to the common stock.
          Dividends — The holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, cash dividends at the rate of 2% of the accretive value of such share of Series A Preferred Stock, in preference to cash dividends on any other class of capital stock. Dividends on outstanding shares of the Series A Preferred Stock are payable on January 5th and July 5th of each year, when and if declared by the Board of Directors. Dividends on the Series A Preferred Stock are cumulative and will not be accrued or payable until each dividend payment date. Accrued but unpaid dividends with respect to each share of Series A Preferred Stock shall, upon conversion of such share into common stock, be forfeited.
If actual conversion occurs on a scheduled dividend payment date, such holders of Series A Preferred Stock will be entitled to receive the Series A Preferred Stock dividend payable on such date and no amount related to dividends on the common stock.
          Voting — The holders of the Series A Preferred Stock shall be entitled to vote on all matters submitted to the stockholders of the Company for a vote, voting as a single class with the common stock, with the holders of the Series A Preferred Stock entitled to one vote for each share of preferred stock they hold, without regard to the number of shares of common stock into which such shares would then be convertible.
          Conversions — At any time, a holder of the Series A Preferred Stock shall have the right to convert any share(s) of the Series A Preferred Stock into the number of shares of common stock computed by dividing (X) the original issue price of $22.80 by (Y) the conversion price then in effect for such share of the Series A Preferred Stock, currently set at $22.80 (such quotient being the “ordinary conversion amount”); provided, however, that after the third anniversary of the date of filing of the certificate of merger relating to Genaissance, any share(s) of the Series A Preferred Stock shall be convertible into a number of shares of common stock computed by dividing (A) the original issue price of $22.80 by (B) the average market price for the ten (10) consecutive trading days before the delivery to the office of the Company or any transfer agent of the written notice of election to convert if such amount is greater than the ordinary conversion amount; and
If the market price of the common stock exceeds the original issue price per share plus $5.00 per share for ten (10) consecutive trading days, the Company may elect, beginning on the first business day following such ten (10) trading day period, and at any time thereafter while any shares of the Series A Preferred Stock remain outstanding, to require the holders of all outstanding shares of the Series A Preferred Stock to convert such shares into common stock.

(5) Equity (continued)
          Redemption — If the Company is liquidated, dissolved, or wound-up, or transfers all or substantially all of its assets, or is a party to a merger or other change in control transaction in which its stockholders do not own a majority of its outstanding voting securities after such transaction prior to the fifth anniversary of the completion of the Genaissance merger, then, regardless of whether any dividend payments are in arrears, and unless the holders of 66 2/3% of the shares of the Series A Preferred Stock then outstanding elect otherwise to receive the as converted value, the Company shall redeem each then outstanding share of the Series A Preferred Stock at a per share purchase price equal to the sum of (i) the accreted value of such shares of the Series A Preferred Stock on the date of redemption, plus (ii) all dividends (whether or not declared) accrued since the end of the previous dividend period on such share of the Series A Preferred Stock, plus (iii) the sum of the remaining dividends that would have accrued and/or been payable on one share of the Series A Preferred Stock from the date of redemption through the fifth anniversary of the date of filing of the certificate of merger had such share of the Series A Preferred Stock not been so redeemed.
     Private Equity Placement
On November 17, 2005, the Company entered into a securities purchase agreement to sell to certain qualified institutional buyers and accredited investors, including certain members of the Company’s board of directors, an aggregate of 614 shares of the Company’s common stock and warrants to purchase an additional 307 shares of common stock, for an aggregate purchase price, net of associated costs, of $11,942. The sale of securities was consummated on November 17, 2005. The exercise price of the warrants is $23.40 per share. The warrants are exercisable at any time after May 17, 2006 and expire on May 17, 2011.
On February 6, 2006, the Company provided notice to the holders of the warrants that the Company was accelerating the initial exercise date of the warrants for a period limited to five days beginning at 12:00PM on February 6, 2006, and ending at 5:00PM on Friday, February 10, 2006. During this period, certain of the warrant holders exercised their right to purchase 153 shares of the Company’s common stock, resulting in gross proceeds to the Company of $3,600. At the expiration of this limited exercise period, the initial exercise date of the warrants is once again fixed at May 17, 2006, and the termination date of the warrants remained fixed, as originally established, at May 17, 2011.

(6) Segment and Geographic Data
The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. The Company manages its business as four operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories, Molecular Services and All Other. “All Other” includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. The Molecular Services segment was formed during the quarter ended December 31, 2005 from the acquisitions of Genaissance and Icoria.
The Company evaluates performance based on the revenues, operating costs and net income (loss). Segment information for the three months ended December 31, 2005 and 2004 is as follows:

	Clinic &	Physician’s	Molecular	All
	Small Hosp	Office Labs	Services	Other	Total
Revenues
2005	$9,036	$6,177	$4,673	$15	$19,901
2004	7,060	7,264	—	36	14,360

Operating Costs
2005	$7,920	$5,772	$47,398	$920	$62,010
2004	6,324	6,082	—	199	12,605

Interest Income
2005	$27	$—	$6	$34	$67
2004	23	1	—	1	25

Interest Expense
2005	$6	$79	$117	$18	$220
2004	2	52	—	—	54

Income Tax Provision (Benefit)
2005	$435	$25	$9	$3	$472
2004	273	448	—	(5)	716

Net Income (Loss)
2005	$694	$316	$(42,817)	$(910)	$(42,717)
2004	431	693	—	(108)	1,016

(6) Segment and Geographic Data (continued)
Segment information for the nine months ended December 31, 2005 and 2004 is as follows:

	Clinic &	Physician’s	Molecular	All
	Small Hosp	Office Labs	Services	Other	Total
Revenues
2005	$21,707	$19,162	$4,673	$20	$45,562
2004	22,112	21,529	—	81	43,722

Operating Costs
2005	$19,247	$18,235	$47,398	$1,483	$86,363
2004	19,283	18,431	—	731	38,445

Interest Income
2005	$89	$1	$6	$34	$130
2004	50	9	—	—	59

Interest Expense
2005	$21	$209	$117	$42	$389
2004	6	121	—	16	143

Income Tax Provision (Benefit)
2005	$911	$1	$9	$(16)	$905
2004	975	1,085	—	(47)	2,013

Net Income (Loss)
2005	$1,634	$707	$(42,817)	$(1,458)	$(41,934)
2004	1,727	1,942	—	(472)	3,197
The Company’s total assets at December 31, and March 31, 2005 have been allocated to the following segments:

	Clinic &	Physician’s	Molecular	All
Total Assets	Small Hosp	Office Labs	Services	Other	Total
December 31, 2005	$20,891	$22,083	$72,955	$4,643	$120,572
March 31, 2005	15,952	22,073	—	1,121	39,146
Based upon the location of customers, the Company’s revenues are recognized in the following geographies for the three months ended December 31, 2005 and 2004:

	North			All
Revenues	America	Europe	Asia	Other	Consolidated
2005	$9,731	$5,665	$1,787	$2,718	$19,901
2004	6,980	3,337	1,902	2,141	14,360

(6) Segment and Geographic Data (continued)
For the nine months ended December 31, 2005 and 2004:

	North
Revenues	America	Europe	Asia	All Other	Consolidated
2005	$22,437	$11,768	$4,310	$7,047	$45,562
2004	20,767	11,719	4,928	6,308	43,722
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are based largely on current expectations and projections about future events affecting our business. The words “will,” “expects,” “believes,” “anticipates,” “seeks,” “could” and “should,” and similar words are intended to identify forward-looking statements. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q are subject to risks, uncertainties and assumptions including, among other things:
•	our ability to raise the necessary capital to fund our operations;

•	our ability to successfully design and conduct our planned clinical trials;

•	our ability to achieve expected synergies and operating efficiencies in our acquisitions, and to successfully integrate the operations, business and technology obtained in our acquisitions;

•	general economic and business conditions in our markets;

•	the impact of current, pending or future legislation and regulation of our businesses in the U.S. and abroad;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition; and

•	the impact of technological developments and competition.
In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report on Form 10-Q might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein because of new information, future events or otherwise.
Overview
As a result of the acquisitions of Genaissance Pharmaceuticals, Inc. (“Genaissance”) on October 6, 2005, and Icoria, Inc. (“Icoria”) on December 20, 2005, we believe we are now a worldwide leader in providing molecular services and clinical diagnostics to improve patient care. Our Molecular Services division is among the largest independent providers of pharmacogenomics and metabolomics services globally. Our genomic services are marketed to the pharmaceutical, biotech, clinical, academic, government and agricultural marketplaces . We are utilizing pharmacogenomics to develop molecular diagnostics and more efficacious therapeutics by finding genetic markers to guide drug development and utilization. Our lead therapeutic product, vilazodone for depression, is in Phase III of development. Our diagnostic and instrumentation business has a market focus on the physician’s office, hospital and small-to-medium-sized laboratory segments.
Our future success in molecular services will depend in large part on maintaining a competitive position in the genomics field, a field that has undergone, and is expected to continue to undergo, rapid and significant change. In addition, the competition in the molecular services market is intense and includes pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the United States and abroad. Our future success in this highly competitive market depends on our ability to demonstrate that our recently acquired informatics technologies and capabilities are superior to those of such competitors.

We also face challenges with respect to our recent acquisitions. Integrating the operations and personnel of Genaissance and Icoria will require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations and will be a time-consuming and complex process. Given that both Genaissance and Icoria have a history of incurring net losses, we face the challenge of successfully integrating Genaissance and Icoria into businesses that will generate sufficient revenue to become profitable and will sustain profitability if they do become profitable.
Following the Genaissance and Icoria acquisitions, we manage our business as four operating segments: Molecular Services, which is comprised of the operations of Genaissance and Icoria; sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories (“POLs”) and All Other. All Other includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments.
Revenues from clinical laboratory testing are growing as a result of the aging of the population, increased volumes of testing, increased healthcare awareness and expanding insurance coverage. In addition, the physician’s market continues to benefit from the shift of diagnostic testing from hospitals to alternate sites. At the same time, however, the present focus on greater efficiency in disease management and on reducing health care costs exposes our customers to a constant pressure to contain costs. Consequently, in order to remain competitive and gain market share in this growing market, it is essential us to continue to provide cost-effective technologies and services.
The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. In addition, competition in the medical products industry, which includes our medical instrumentation, reagent and consulting services businesses, is intense and expected to increase as new products, technologies and services become available and new competitors enter the market. Our competitors in the United States, Europe and Pacific-Asia are numerous and include, among others, large, multi-national diagnostic testing and medical products companies. Our future success depends upon maintaining a competitive position in the development of products, technologies and services in its areas of focus in POLs and smaller clinical laboratories. In order to grow, gain market share and remain competitive, we must continue to introduce new products, technologies and services, and invest in research and development.
Critical Accounting Policies, Commitments and Certain Other Matters
In our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, which was filed with the SEC on June 27, 2005, the most critical accounting policies and estimates which underlie our financial statements were identified as those relating to revenue recognition, inventory valuation, the allowance for doubtful accounts, and the valuation of intangibles and income taxes. We considered all applicable disclosure requirements including those related to our critical accounting policies, liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that except as discussed below nothing changed materially during the three and nine months ended December 31, 2005 that would warrant further disclosure. The results of operations for the three and nine months ended December 31, 2005, and 2004 are not necessarily indicative of the results for the entire fiscal year.
As discussed in Note 4 to the unaudited interim condensed consolidated financial statements we completed three business combinations in the quarter ending December 31, 2005. We accounted for these transactions in accordance with SFAS No. 141, Business Combinations. This requires us to estimate the fair value of the assets acquired and liabilities assumed. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. These estimates and allocations are subject to revision based upon ongoing valuations of intangible assets, resolution of contingencies and indemnifications and the resulting tax impact of those adjustments. In accordance with the requirements of SFAS No. 142, we will be required to perform an annual impairment test of the carrying value of goodwill for this reporting unit.
     Revenue Recognition
The Company’s revenues from the Small Clinics and Hospitals and Physician’s Office Laboratories (“POLs”) segments are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from maintenance services on equipment is recognized ratably over the term of the maintenance agreement. Revenue from services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Consulting revenues from services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered. Along with the sale of products, training and installation services are provided to the end-user customer, and such revenues are recognized as the product is delivered or as service is provided, with all revenue measured using objective fair value.
Revenues from the newly created Molecular Services segment are derived from licenses of intellectual property, commercial partnerships and government contracts and grants. Payments from commercial contracts are generally related to service fees, milestone achievements and deliveries of molecular services, data or assays. Payments for service fees and milestone achievements are recognized as revenues on a progress-to-completion basis over the term of the respective contract, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Revenue related to molecular services deliveries are recognized upon the later of delivery or, if applicable, customer acceptance. Payments received under the Company’s commercial contracts and government contracts and grants are generally non-refundable regardless of the outcome of the future research and development activities to be performed by the Company. Payments from government contracts and grants, which are typically cost plus arrangements, are recognized as revenues as related expenses are incurred over the term of each contract or grant.
Revenues recognized under the progress-to-completion method for commercial contracts are calculated based on applicable output measures, such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable.
Liquidity and Capital Resources
We have cash and cash equivalents of approximately $13,607 and working capital of approximately $11,269 at December 31, 2005 as compared to cash and cash equivalents of approximately $4,171 and working capital of approximately $12,735 at March 31, 2005. Approximately $2,532 was provided from operations for the nine months ended December 31, 2005. The net cash flows provided by operating activities resulted from net loss from operations and working capital changes (primarily the increases in accounts payable, customer advances and deferred revenue and decreases in prepaid expenses offset by increases in the level of inventory and a decrease in accounts receivable). During the nine months ended December 31, 2005, we used approximately $1,579 of cash in investing activities, of which $479 was used for purchases of equipment and $147 was used to capitalize software development costs. The three acquisitions used approximately $4,091 but the businesses acquired had initial cash balances of $3,088; thus the acquisitions used a net of $1,003. Financing activities during the nine months ended December 31, 2005 provided approximately $9,162; $11,942 was provided by the private equity placement and $1,100 was provided by the net increase in the revolving credit facility balance. This was offset by $4,511 used to pay down debt and $176 was used to pay a cash dividend of $.04 per share.

Our debt obligations are as follows at December 31, and March 31, 2005:

		December 31,	March 31,
		2005	2005
•	Notes payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$337	$284
•	Note payable, bearing interest at 5.99%, with maturity on March 2006	28
•	Note payable, bearing interest at 4.0%, with maturity on January 2010 and monthly payments of $17 and secured by related software	767	894
•	Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $74 and secured by a bank guarantee	592	—
Icoria Acquired Debt
•	Convertible note payable, bearing interest at 7.25%, with maturity on October 2007 and secured by Icoria’s unencumbered fixed assets	3,730	—
•	Notes payable, bearing interest at 7.75%, with maturities between March 2006 and July 2007 and secured by all of Icoria’s assets except fixed assets	2,177	—
Genaissance Acquired Debt
•	Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by Genaissance’s leasehold improvements	3,677	—

		11,308	1,178
Less: current portion		(4,061)	(249)

		$7,247	$929

During fiscal year 2005, we entered into a $923 five year note payable to finance the purchase and implementation of our new Enterprise Resource Planning system.
The purchase of Electa Lab was financed, in part, by the issuance of a note payable with principal totaling €500 (approximately $592). The note bears interest at 5.5% and matures in September 2007. A bank guarantee has been provided to secure the note.
Prior to its acquisition, Icoria entered into a three-year convertible term note. The note is payable in cash or convertible into our common stock at a fixed conversion price of $34.15 per share subject to certain conditions relating to increases in the price of our common stock above $38.02 per share and the actual trading volume of our common stock. The note holder may also elect to have interest paid in stock at a fixed conversion price of $34.15 per share. The debt can be prepaid with a penalty of 115% if the payment is made before October 19, 2006 and 110% if paid between October 20, 2006 and October 19, 2007. The note is collateralized by Icoria’s fixed assets.
As a result of the Icoria acquisition, we assumed the obligation, $2.2 million as of December 31, 2005, under a secured term loan. The loan was scheduled to have monthly amortizing principal payments through July 2007. Under the terms of the loan, Icoria was obligated to maintain a deposit account of restricted cash and investments to the equal to at least 1.5 times the outstanding principal balance of the debt. In January 2006, we repaid the remaining outstanding balance due on this note with a prepayment premium of approximately $10.
Genaissance entered into financing agreements (“Agreements”) to finance certain leasehold improvements and other costs associated with Genaissance’s facility. The Agreements provide for monthly payments of principal and interest with final balloon payments due in March 2009 through June 2011. Borrowings under the Agreements are collateralized by the related leasehold improvements. Management believes that we are in compliance with all covenants of the Agreements as of December 31, 2005.

In December 2005 we paid in-full $4.5 million in notes payable held by three funds affiliated with XMark Fund Ltd. that were acquired with the acquisition of Genaissance. There was no pre-payment penalty and all accrued interest was paid through the retirement date.
     Line of Credit Agreements
We maintain a line of credit agreement with a financial institution which provides for €1,815 (approximately $2,147) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25%. At December 31, 2005 the base rate as reported by the Netherlands Central Bank was 5.25%; therefore the rate on borrowings would be 6.5%. Trade receivables and inventories are provided as collateral for this facility. The line of credit requires us to comply with certain financial covenants relating to solvency, which are not considered restrictive to our operations. As of December 31, 2005, no amounts were outstanding under the agreement.
We maintain a $10 million revolving credit facility. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (4.34% at December 31, 2005). Approximately $1.9 million of principal was outstanding at December 31, 2005. The borrowings under the credit facility are secured by trade receivables and inventories. Based upon the available collateral, approximately $3.2 million of additional capacity was available to us as of December 31, 2005. The credit facility requires us to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. As of December 31, 2005, we did not meet the fixed charge coverage covenant and was granted a waiver of the non-compliance. There is uncertainty that we will be able to maintain compliance in the future. The revolving credit facility expires in March 2006 and we are currently in negotiations with the lender to amend the loan to reflect the changes in operations due to the business combinations described in Note 4.
On December 2, 2005, we amended the terms of its Loan and Security Agreement dated March 31, 2003, between the Company, Clinical Data Sales & Service and LaSalle Business Credit LLC, to permit us to use up to $1.5 million of available credit line under the terms of the agreement as applicable in our other business lines. A copy of this amendment is attached as exhibit 10.11 to this quarterly report and incorporated by reference herein.
We maintain a line of credit agreement with a financial institution which provides for A$300 (approximately $220) of available credit. The line of credit bears interest at 2.98% above the base rate as reported by the Australian bank’s Business Mortgage Index (8.40% at December 31, 2005). Outstanding principal is secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. There are no amounts outstanding on this line of credit.
On November 17, 2005, we entered into a securities purchase agreement to sell to certain qualified institutional buyers and accredited investors, including certain members of our board of directors, an aggregate of 614 shares of our common stock and warrants to purchase an additional 307 shares of common stock, for an aggregate purchase price, net of associated costs, of $11,942. The sale of securities was consummated on November 17, 2005. The unit price was $19.5625, which equaled the closing bid price of the common stock on the Nasdaq Capital Market on the Closing Date, plus $0.0625 per share. The exercise price of the warrants is $23.40, equaling a twenty percent premium on the closing bid price of the common stock on the Nasdaq Capital Market on the Closing Date. The warrants are exercisable at any time six months after the Closing Date through the close of business on the fifth year anniversary of the Initial Exercise Date.
On February 6, 2006, we provided notice to the holders of the warrants that we were accelerating the initial exercise date of the warrants for a period limited to five days beginning at 12:00PM on February 6, 2006, and ending at 5:00PM on Friday, February 10, 2006. During this period, certain of the warrant holders exercised their right to purchase 153 shares our common stock, resulting in gross proceeds to Clinical Data of $3,600. At the expiration of this limited exercise period, the initial exercise date of the warrants is once again fixed at May 17, 2006, and the termination date of the warrants remained fixed, as originally established, at May 17, 2011.
Our sources of cash as of December 31, 2005, include cash balances, existing lines of credit, cash flows from certain operations of certain divisions, and possible future equity and/or debt financings. Our projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. As described in Note 4 to the unaudited condensed consolidated financial statements, since September 30, 2005, we have completed three business combinations. At currently projected rates of expenditure, management believes that additional funding will be required to operate the Company and its new subsidiaries through the end of the first quarter of fiscal 2007, including most significantly the funding of Phase III clinical trials for our lead drug candidate, vilazodone. We are considering several options for raising additional funds such as bank loans, public or private offerings of debt or equity, or other financing arrangements. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, including our efforts related to vilazadone, which could harm our financial condition and operating results.
A portion of our balance sheet is denominated in Euros and in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity in the balance sheets. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements.
Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional of $900 outstanding at December 31, 2005. The fair value of these instruments at December 31, 2005 was de minimis. Gains and losses related to these derivative instruments for the first three quarters of 2006 and 2005 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.
Results of Operations
Since the acquisitions of Genaissance and Icoria, we manage our business as four operating segments: Molecular Services, sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories and All Other. All Other includes corporate related items, results of insignificant operations and income and expense not allocated to reportable segments.
Three Months ended December 31, 2005 compared to the Three Months ended December 31, 2004
The Molecular Services segment was formed from the acquisitions of Genaissance on October 6, 2005, and Icoria on December 20, 2005. Consequently, there is no comparative data for the period. Financial information for Genaissance is included from October 7, 2005 and for Icoria from December 21, 2005.
The Clinics and Small Hospital segment includes the activities of Vital Diagnostics and Vital Scientific. The POL segment consists of the business created through the acquisition of the assets of Elan Diagnostics and the mergers of GPSI and Landmark.
Net Revenues — Consolidated revenues for the quarter ended December 31, 2005 increased from $14,360 to $19,901, or 38.6%, as compared to the quarter ended December 31, 2004.
•	Revenue from the Clinics and Small Hospital segment increased $2,191 or 30.6%. The increase in sales in the Clinics and Small Hospital segment is attributable to an 8% increase in unit sales of equipment over the same period last year, primarily due to a large OEM customer, and a large automation contract in our Australian subsidiary.

•	Revenue at the POL segment decreased $1,087 or 14.9% from the same period last year. Approximately $900 of the decline resulted from a decrease in reagent and other consumable sales. A significant portion of this decline was a result of a change in end of quarter ordering patterns from two major customers. We have no assurance that these customers will return to their historical revenue patterns in the future. $196 of the decrease resulted from contracts for equipment and services that expired during the period and were not expected to be renewed. These decreases were partially offset by increases in other product lines.

•	Revenue from the Molecular Services segment was $4,673. Revenue for this segment includes $75 from a contract for services related to an agricultural customer. This contract expires on December 31, 2006, after which time we no longer intend to perform this type of service.

Cost of Revenues and Gross Margin — The gross profit margin as a percentage of revenues increased from 37.7% for the three months ended December 31, 2004 to 40.1% for the three-months ended December 31, 2005.
•	The gross profit margin at the Clinics and Small Hospital segment increased from 34.3% to 35.6% for the same period last year. This improvement was a result of a cost control program implemented last year coupled with increased sales volume.

•	At the POL group, the margin decreased from 40.5% to 34.9% due to a decrease in sales of high margin reagents from the previous year and an increase in unabsorbed overhead of manufactured products as overhead costs were distributed over a smaller base.

•	Cost of revenues in the Molecular Services segment consists of direct costs of services. Gross margin on service revenues was 56.0%. Cost of revenue for this segment includes $90 from a contract for services related to an agricultural customer. This contract expires on December 31, 2006, after which time we no longer intend to perform this type of service. We expect to eliminate all costs of revenue attributable to this service after the conclusion of the contract.
Sales and Marketing — For the three months ended December 31, 2005, sales and marketing expenses increased from $1,377 to $2,049, or 48.8%.
•	The Clinics and Small Hospital segment have increased their sales and marketing costs by $66 or 10.5%. The increase is attributable to commissions on increased sales and salary increases.

•	At the POL segment, sales and marketing costs have also increased by $195 or 26.1%. This is principally due to costs associated with additional personnel hired to market new products being introduced and increased commissions paid to promote new products.

•	Sales and marketing expenses in the Molecular Services segment were $411. This expense is expected to grow significantly over the next year as we integrate and build our sales and marketing function for Molecular Services.
Research and Development — Research and development costs for the third quarter of fiscal year 2006 were $2,500 versus $703 for the third quarter of fiscal year 2005
•	At the Clinics and Small Hospitals segment, research and development costs decreased $36 or 7.9% attributable to a decrease in research materials and out of pocket costs.

•	Research and development costs at the POL segment have decreased $2 or 0.6%.

•	Research and development costs in the Molecular Services segment were $1,839. This cost includes a $300 expense associated with the commencement of clinical trials of vilazodone. We expect to incur significant expenses over the next 18 months as we complete these clinical trials.
General and Administrative — General and administrative costs increased from $1,585 to $5,448 for the three months ended December 31, 2005 as compared to the same period last year.
•	At the Clinics and Small Hospitals, G&A expenses increased $319 or 51.6% reflecting the additional costs from a change in location of our Australian operations, additional administrative personnel at both our Dutch and Australian locations, and an increase in benefit costs.

•	At the POL segment there was a decrease in general and administrative expenses of $78 or 8.3%. The decrease is primarily due to the reassignment of some former POL employees to corporate positions as their responsibilities increased to include the newly acquired businesses.

•	The Molecular Services segment added $3,065 in general and administrative expenses. We expect these expenses to decrease over the next year as we continue to integrate the acquired businesses and increase operational efficiencies.

•	In All Other, there was an increase of $557 in general and administrative expenses which is principally due to the reassignment of some former POL employees to corporate positions as their responsibilities have changed to include the newly acquired businesses, professional fees and an increase in the directors’ fees which were increased to reflect their additional responsibilities.

Interest Income and Expense - Interest income increased $42 for the three month period. Interest expense increased from $54 to $220 for the three month periods ended December 31, 2004 to December 31, 2005, reflecting the increase in the use of the revolving credit facility and the use of capitalized leases to finance fixed asset acquisitions. The interest expense in future periods is expected to increase significantly due to acquisition debt.
Income Taxes — The provision for income taxes decreased from $716 for the quarter ended December 31, 2004 to $472 for the quarter ended December 31, 2005. The effective tax rate is 41.3% for the three months ended December 31, 2004 as compared to (1.1)% for the three months ended December 31, 2005. A tax provision for the third quarter is provided for the income from operations overseas. In the United States, the write-off of purchased research and development is not tax deductible and there are operating losses that are not tax benefited because the deferred tax asset may not be realized.
Nine Months ended December 31, 2005 compared to the Nine Months ended December 31, 2004
Net Revenues — Consolidated revenues for the nine months ended December 31, 2005 increased from $43,722 to $45,562, or 4.2%, as compared to the three fiscal quarters ended December 31, 2004.
•	Revenue from the Clinics and Small Hospital segment decreased $81 or .04%. The decrease in revenue is due to a decline in the Euro’s average exchange rate versus the United States Dollar from 1.233 per US dollar in fiscal 2005 to 1.2132 per US dollar in fiscal 2006. When expressed in the functional currency of the Clinics and Small Hospital segment, revenues increased €232 or 1.3%.

•	Revenue at the POL segment decreased $2,385 or 11% from the same period last year. Approximately $1,570 of the decline resulted from a decrease in reagent and other consumable sales. A significant portion of this decline was the result of a change in ordering patterns from two major customers. We have no assurance that these customers will return to their historical revenue patterns in the future. $723 of the decrease resulted from contracts for equipment and services that expired during the period and were not expected to be renewed. $84 of the decrease was due to a decrease in revenue from the sales from equipment due to a delay in the introduction of new equipment due to technical problems which have been resolved.

•	As previously discussed, revenue from the Molecular Services segment was $4,673.
Cost of Revenues and Gross Margin — The gross profit margin as a percentage of revenues increased from 36.7% for the nine-months ended December 31, 2004 to 37.8% for the nine-months ended December 31, 2005.
•	The gross profit margin at the Clinics and Small Hospital segment increased from 33.2% to 36.0% for the nine month comparatives reflecting the aforementioned change in product mix towards spares and consumables which carry a higher margin. Additionally, the large order filled in fiscal 2005 was at a lower margin due to its size.

•	At the POL group, the margin decreased from 39.1% to 35.2% because there are fewer sales with which to absorb the fixed costs of overhead.

•	As previously discussed, the gross margin on molecular service revenues was 56.0%.
Sales and Marketing — For the nine months ended December 31, 2005, sales and marketing expenses increased from $4,096 to $5,116, or 24.9%. The increase is due to increased expenses incurred as we introduce and prepare to introduce new products.
•	The Clinics and Small Hospital segment have increased their sales and marketing costs by $161 or 9.5%. The increase is attributable to commissions on increased sales and salary increases.

•	At the POL segment, sales and marketing costs have increased by $448 or 18.7%. This increase is due to costs associated with additional personnel hired and advertising costs to market new products being introduced and increased commissions paid to promote new products.

•	As noted in the three month comparatives discussion, sales and marketing expenses in the Molecular Services segment were $411.
Research and Development — Research and development costs for the first nine months of fiscal year 2006 were $3,838 versus $1,995 for the nine months ended December 31, 2004 or an increase of 92.4%.
•	Research and development costs were consistent for the nine month comparatives at the Clinics and Small Hospitals segment.

•	At the POL segment, costs decreased $33 or 4.2% for the three quarters ended December 31, 2005 versus December 31, 2004. As new products have been introduced, we have been able to reduce our research and development costs.

•	As previously discussed, research and development costs in the Molecular Services segment were $1,839.
General and Administrative — General and administrative costs increased from $4,686 to $8,967 for the nine months ended December 31, 2005 as compared to the same period last year.
•	At Clinics and Small Hospitals, there was an increase of $771 or 55.2%. The increase is attributable to an increase in personnel at our Dutch and Australian operations, the expenses associated with an upgrade of our information technology infrastructure and the increased overhead from a move to larger space in Australia.

•	At the POL segment there was an increase in general and administrative expenses of $106 or 3.7%. The increase is due to the upgrade of the Company’s information technology infrastructure, additional legal expense and increased salaries and benefits costs.

•	As previously discussed, the Molecular Services segment added $3,065 in general and administrative expenses.

•	All Other had an increase of $339 which is principally due to the reassignment of some former POL employees to corporate positions as their responsibilities have changed to include the newly acquired businesses, professional fees and an increase in the directors’ fees which were increased to reflect their additional responsibilities.
Interest Income and Expense - Interest income increased $71 for the nine month period. Interest expense increased from $143 to $389 for the nine month periods ended December 31, 2004 to December 31, 2005, reflecting an increase in the use of the revolving credit facility and the use of capital lease obligations to purchase fixed assets.
Income Taxes - The provision for income taxes decreased from $2,013 for the three quarters ended December 31, 2004 to $905 for the nine-months ended December 31, 2005. The effective tax rate is (2.2)% for the fiscal 2006 year-to-date as compared to 38.5% for the same period last year. The fiscal 2005 effective rate represents the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes in the United States. A tax provision for fiscal year 2006 is provided for the income from operations overseas. In the United States, the write-off of purchased research and development is not tax deductible and there are operating losses that are not tax benefited because the deferred tax asset may not be realized.
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
Interest Rate Risk
We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of December 31, 2005, we had $1,898 outstanding on our domestic line of credit carrying an interest rate of 0.25% over Prime and a convertible note with an outstanding balance of $3,730 carrying an interest rate of 2.5% over Prime. A hypothetical 10% change in interest rates would not materially impact our annual interest expense.
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
As of December 31, 2005, we had outstanding foreign currency forward and swap contracts aggregating $900, all of which related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the period ended December 31, 2005.
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
There have been no changes in our internal control over financial reporting during our third fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.
Part II. OTHER INFORMATION
Item 1: Legal Proceedings
We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at December 31, 2005, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position, cash flows or results of operations.
Item 1A: Risk Factors
The Company will not be required to comply with this item until it files its annual report on Form 10-K for the fiscal year ended March 31, 2006. However, given the material changes in the Company’s risk factors since the filing of its annual report on Form 10-KSB for the fiscal year ended March 31, 2005, the Company wishes to update and add to its risk factors as follows:
We do not have sufficient cash resources available to fund our current level of activities through the end of the first quarter of 2007, including principally our Phase III clinical trial program for our lead product candidate, vilazodone. Over the medium-term, we will need to satisfy substantial capital requirements to pursue our development and commercialization strategies.
At currently projected rates of expenditure, we believe that additional funding will be required to operate the Company and its new subsidiaries through the end of the first quarter of fiscal 2007, including most significantly the funding of Phase III clinical trials for our lead drug candidate, vilazodone. There can be no assurance that any future equity or other fundraising would be successful. A general lack of market interest in providing further financing to biotechnology companies could have a material adverse effect on our ability to raise funds. If we do secure additional capital through a public equity offering, dilution to our then existing shareholders may result.

If we are unable to secure additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our programs. We may also be forced to license compounds or technology to others that we would prefer to develop internally until a later and potentially more lucrative stage. If we are required to raise additional funds through collaborations and other licensing arrangements, we may have to relinquish our rights to some of our compounds or technologies or grant licenses on unfavorable terms.
Over the medium-term our future capital requirements to continue the development of our technologies and to seek to complete the commercialization of our drug candidates will be substantial and will be influenced by many factors. Such factors include the amount of milestone payments which we may receive under collaboration, licensing or other agreements, the progress and cost of research and development projects, especially the Phase III program for vilazodone, our lead product candidate, and expenses which may be required for the filing, defense and enforcement of patent rights. If we are unable to secure adequate financing over the medium-term, we will not be able to pursue our product development and commercialization strategies as currently planned.
We are currently seeking a partner with which to design and conduct a Phase III clinical program for vilazodone, as we have neither the experience necessary nor sufficient cash to complete such a clinical program on our own.
We have limited experience in designing and conducting clinical trials, especially Phase III clinical trials. We also do not have sufficient cash with which to complete Phase III clinical trails for vilazodone. As a result, with respect to our Phase III program for our lead product candidate, vilazodone, we are currently seeking a partner with which to design, fund and conduct clinical trials. We may not be successful in finding a collaboration partner or in designing, funding and conducting the clinical trials. Any delay or failure on our or our partner’s part could have a material adverse effect on our prospects for completing the trial and eventually developing a commercial product and, accordingly, on our prospects generally.
We recently acquired both Icoria, Inc. and Genaissance Pharmaceuticals, Inc., each of which has historically incurred significant net losses, and we expect to incur net losses for some time.
On December 20, 2005, we completed the successful acquisition of Icoria, which has a history of incurring net losses, and had a cumulative net loss as of June 30, 2005 of $100.9 million. Genaissance, which we acquired on October 6, 2005, had a cumulative net loss of $160 million as of June 30, 2005. We expect that as a result of combining our operations with those of our recently acquired subsidiaries, we will continue to incur net losses, that it is possible that we may never generate sufficient revenue to become profitable and that we may not sustain profitability if we do become profitable.
We may need to raise capital in the near future, and in any case in the next six months, to retire debt, to facilitate the integration of Icoria and Genaissance, to continue the research and development necessary to further develop our current products, including our drug candidate, vilazodone, to bring new products to market, to acquire rights to additional intellectual property, and to further our manufacturing and marketing capabilities. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, credit facilities or from other sources. If these efforts were unsuccessful, it is possible that we would have to reduce capital expenditures, scale back our development of new products, reduce our workforce and seek to license to others products or technologies that we otherwise would seek to commercialize ourselves. Additional capital may not be available on acceptable terms, or at all. Any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral.
We are entering into new business areas and may not have the expertise, experience and resources to pursue all of our businesses at once.
Individually, each of Clinical Data, Genaissance and Icoria have had experience in their respective areas of expertise, but we have never pursued all of the facets of these businesses at once. As a result, we may not have the experience, the appropriate expertise, or the resources to pursue all businesses in our combined company and we may discover that some of the new facets of the combined business are not what we previously believed and are not financially viable.
Due to recent merger activity, it may be more difficult to obtain additional financing at favorable terms, if at all.
Because we have not been tested as an integrated enterprise, and as a combined company we have a significant history of losses, it may be more difficult to encourage investment in our company through public and private stock offerings, arrangements with corporate partners, credit facilities or from other sources. We may never realize enhanced liquidity in the public markets because the overhang in the public markets as a result of recent merger transactions may dissuade new investors.
Because a significant portion of our total assets will be represented by goodwill and other intangible assets that are subject to mandatory annual impairment evaluations, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect our financial condition and results of operations.
We accounted for the acquisitions of Genaissance and Icoria using the purchase method of accounting. The purchase prices for these businesses were allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the respective mergers. The unallocated portions of the purchase prices were allocated to goodwill. Approximately 46.9% of our total assets are goodwill and other intangibles, of which approximately $30,654 are goodwill. In accordance with SFAS No. 142, goodwill is not amortized but is reviewed annually or more frequently if impairment indicators arise for impairment. The unamortized values of other intangibles are reviewed if certain conditions exist. When we perform future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.
The uncertainty of patent and proprietary technology protection may adversely affect us.
Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. Although a substantial majority of our current revenues are attributable to products without patent protection, our Genaissance and Icoria subsidiary’s businesses and technology are more heavily reliant on such patent protection and we will have to address such issues. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others, or to obtain rights from third parties, if necessary. Our pending patent applications may not result in the issuance of patents. Our patent applications may not have priority over others’ applications, and even if issued, our patents may not offer protection against competitors with similar technologies. Any patents issued to us may be challenged, invalidated or circumvented, and the rights created thereunder may not afford us a competitive advantage.
We also rely upon trade secrets, technical know-how and continuing inventions to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology and we may not be able to protect meaningfully our trade secrets, or be capable of protecting our rights to our trade secrets. We seek to protect our technology and patents, in part, by confidentiality agreements with our employees and contractors. Our employees may breach their confidentiality agreements and these agreements may not protect our intellectual property. This could have a material adverse effect on us.
If we are unable to protect effectively our intellectual property, we may not be able to operate our business and third parties may use our technology, both of which would impair our ability to compete in our markets.
Our success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which we will operate is still evolving. The degree of future protection for our proprietary rights is uncertain. We will rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued to us or our subsidiaries or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we plan to compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive will be materially impaired.
The patent positions of life science companies are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:
•	our pending patent applications may not result in issued patents;

•	the claims of any issued patents may not provide meaningful protection;

•	we may be unsuccessful in developing additional proprietary technologies that are patentable;

•	our patents may not provide a basis for commercially viable products or provide us with any competitive advantages and may be challenged by third parties; and

•	others may have patents that relate to our technology or business.
Third parties have filed, and in the future are likely to file, patent applications covering biomarkers and related methods that our Icoria subsidiary has developed or may develop or technology upon which our technology platform depends. If patent offices issue patents on these patent applications and we wish to use the biomarkers or technology, we would need to obtain licenses from third parties. However, we might not be able to obtain any such license on commercially favorable terms, if at all, and if we do not obtain these licenses, we might be prevented from using certain technologies or taking certain products to market.
In addition to patent protection, we will also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade-secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and strategic partners upon the commencement of a relationship. However, we may not obtain these agreements in all circumstances. In the event of unauthorized use or disclosure of this information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets and other proprietary information would impair its competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects.
If third parties make or file claims of intellectual property infringement against us, or otherwise seek to establish their intellectual property rights, we may have to spend time and money in response and cease some of our operations.
Third parties may claim that we are employing their proprietary technology without authorization or that we are infringing on their patents. We could incur substantial costs and diversion of management and technical personnel in defending against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief which could effectively block our ability to further develop, commercialize and sell products. In the event of a successful claim of infringement, courts may order us to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.
If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.
We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of chemical, agricultural, pharmaceutical, and other such healthcare products and related methodologies. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we or our commercial partners develop may be prevented or inhibited. If we are sued for any injury caused by our products, such liability could have a material adverse effect on our business and results of operations.
Any product that we, or our commercial partners may develop using the gene function, metabolomics, or biomarker information we provide may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could seriously reduce our revenues or exceed our financial ability to meet such obligations.
Any new product that we or our commercial partners develop will likely undergo an extensive regulatory review process in the United States by the Food and Drug Administration, or FDA, or the United States Department of Agriculture, or USDA, and by regulators in other countries before it can be marketed or sold. For example, the FDA must approve any drug, diagnostic or biologic product before it can be marketed in the United States. This review process can take many years and require substantial expense. In the future, we and our commercial partners may also be required to submit pre-market information to the FDA about food developed through biotechnology. Adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically modified products. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.

Our efforts to date have been primarily limited to identifying targets. If regulators approve any products that we or our commercial partners develop, the approval may impose limitations on the uses for which a product may be marketed. Regulators may require the submission of post-market launch information about a product after approving it, and may impose restrictions, including banning the continued sale of the product, if they discover problems with the product or its manufacturer.
If we are unable to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recoup product development costs, and our earnings and revenue may decline.
Our future success depends on our ability to broadly market existing technologies, products, and services, and to develop and introduce new product and service offerings and grow our business in each of the POLs, blood analysis instrumentation, diagnostic assays DNA-based diagnostic and therapeutic products, and human biomarkers and agriculture genomics markets. We expect to commit substantial resources to developing new products and services, as well as to continue marketing the existing products and services. If the market for these products and services does not develop as anticipated, or demand for our current product and service offerings does not grow or grows more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.
We operate in a very competitive environment.
We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:
•	health care and other companies that manufacture laboratory-based tests and analyzers;

•	diagnostic and pharmaceutical companies;

•	molecular services business;

•	companies developing drug discovery technologies;

•	companies developing molecular diagnostic tests; and

•	companies developing point-of-care diagnostic tests.
If we are successful in developing products in these areas, we will face competition from established companies and numerous development-stage companies that continually enter these markets. In many instances, competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than us. Moreover, these competitors may offer broader product lines and have greater name recognition than us and may offer discounts as a competitive tactic.
In addition, several development-stage companies are currently making or developing products that compete with or will compete with our potential products. Competitors may succeed in developing, obtaining approval from the U.S. Food and Drug Administration, which we refer to as the FDA, or marketing technologies or products that are more effective or commercially attractive than our current or potential products or that render our technologies and current or potential products obsolete. Competitors may also develop proprietary positions that may prevent us from successfully commercializing products.
We may not be able to successfully integrate companies that we acquire in the future.
Our success will depend in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. From time to time we may pursue acquisitions of businesses that complement or expand our existing business, including acquisitions that could be material in size and scope.
Any future acquisitions involve various risks, including:
•	difficulties in integrating the operations, technologies and products of the acquired company;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	the potential loss of key employees of the acquired company.
Our ownership is concentrated among a small number of stockholders.
Our ownership is concentrated among a small number of stockholders, including Randal J. Kirk, our Chairman, Mr. Kirk’s affiliates, and Israel M. Stein, M.D., our Chief Executive Officer. Together with Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates hold approximately 46% of our outstanding common stock. Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates have a controlling block of our outstanding stock and are able to exert substantial control over various corporate matters. Notwithstanding such control, Mr. Kirk and Dr. Stein, as directors of Clinical Data, have fiduciary duties under Delaware law to all our stockholders. Delaware law also imposes certain fiduciary duties on Dr. Stein by virtue of his status as an officer of Clinical Data.
We may be unable to integrate successfully the businesses of Genaissance and Icoria with our own business.
Prior to our merger with Icoria, we consummated a merger with Genaissance. In addition to having to integrate our business with that of Icoria, we will also be in the process of integrating our business with the former business of Genaissance. This integration of all three businesses will require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations. We may find it difficult to integrate simultaneously the operations of both Genaissance and Icoria. We will have employees widely dispersed across our operations in Massachusetts, Rhode Island, Connecticut, California, Texas, North Carolina, Pennsylvania and other domestic and foreign locations, which will increase the difficulty of integrating operations. Genaissance and Icoria personnel may leave their respective companies or our combined company because of the merger. Genaissance and Icoria customers, distributors or suppliers may delay or defer purchasing decisions, terminate their arrangements with the respective company or our combined company or demand amended terms to these arrangements. Any of these actions by customers, distributors or suppliers could adversely affect our business. The challenges involved in this integration include, but are not limited to, the following:
•	retaining existing customers and strategic partners of each company;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

•	preserving the value of various research and development, collaboration, distribution, manufacturing and other important relationships;

•	effectively managing the diversion of management attention from business matters to integration issues;

•	combining product offerings and incorporating acquired technology and rights into product offerings effectively and quickly;

•	integrating sales efforts so that customers can do business easily with us;

•	persuading employees that the business cultures of Clinical Data, Genaissance and Icoria are compatible;

•	effectively offering products of Clinical Data, Genaissance and Icoria to each other’s customers;

•	anticipating the market needs and achieving market acceptance of Clinical Data, Genaissance and Icoria products;

•	bringing together the companies’ marketing efforts so that the industry receives useful information about the mergers and customers perceive value in our products; and

•	developing and maintaining uniform standards, controls, procedures, and policies.
Our merger with Genaissance, and our merger with Icoria may fail to achieve expected beneficial synergies and our future results may materially differ from the pro forma financial information presented in this prospectus.

Clinical Data and Icoria have merged with the expectation that the merger will result in beneficial synergies, such as cost reductions and a broader suite of products and services to offer to our current and targeted customers. We also expect to achieve similar beneficial synergies in our recently completed merger with Genaissance. Achieving these anticipated synergies and the potential benefits underlying our reasons for entering into the mergers will depend on the success of integrating all three companies’ businesses. It is not certain that we can successfully integrate Genaissance and Icoria in a timely manner or at all, or that any of the anticipated benefits will be realized. Risks from unsuccessful integration of all the companies include:
•	the potential disruption of ongoing business and distraction of our management;

•	the risk that it may be more difficult to retain key management, marketing, and technical personnel after the mergers;

•	the risk that costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated;

•	the risk that we cannot increase sales of our products; and

•	the risk that integrating and changing our businesses will impair our relationships with our existing customers and business partners.
Even if we are able to integrate operations, there can be no assurance that the synergies we hope for will be achieved or that integration of Genaissance or Icoria will not disrupt or eliminate such synergies. The failure to achieve such synergies could adversely affect our business and results of operations, including use of cash in operations.
If the average closing price of the our common stock were to decline significantly, we may be required to issue in excess of 20% of our outstanding capital stock upon conversion of the Series A Preferred Stock we issued to the preferred stockholder of Genaissance in our recent merger with that company.
In the recent merger with Genaissance, we issued 484 shares of our Series A Preferred Stock to the holder of all of the preferred stock of Genaissance. Our preferred stock is initially convertible into 484 shares of our common stock, or approximately 6.7% of our outstanding capital stock after the Genaissance merger and approximately 5.7% of our outstanding capital stock on an Icoria post-transaction basis. However, if our preferred stock remains outstanding until October 6, 2008, then thereafter, the conversion price of the preferred stock will begin to float based on the public market price of our common stock, subject to a minimum conversion factor of one share of preferred stock for one share of common stock. According to the terms of our Series A Preferred Stock, after the third anniversary of the closing date of the Genaissance merger, on any given date of conversion, the conversion price will be equal to the average closing bid price of our common stock for the 10 consecutive trading days prior to such date of conversion. As a result, if the average closing bid price of the our common stock were to decline, the number of shares of our common stock into which our series A preferred stock is then convertible would increase. If the average closing bid price of our common stock declines enough, it is possible that we would have to issue a number of shares of our common stock upon conversion of our Series A Preferred Stock that would be greater than 20% of our then-outstanding capital stock. Such an event does not require additional stockholder approval, would have the effect of diluting your ownership of the Company and could result in the preferred stockholder exercising control over certain corporate decisions of the Company, which it previously did not have the ability to control or influence.
We incurred significant costs associated with the Genaissance and Icoria mergers.
We estimate that we incurred direct transaction costs of approximately $7,135 associated with the Genaissance and Icoria mergers, including direct costs of the acquisitions as well as liabilities we accrued in connection with the acquisitions, including severance and related costs. In addition, we estimate that Genaissance and Icoria incurred direct transaction costs of approximately $1,735 and 1,115, respectively. We believe that we may incur charges to operations, which are not currently reasonably estimable, in the quarter in which we completed the mergers or the following quarters, to reflect costs associated with integrating the two companies. We cannot assure you that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the mergers. If the benefits of the mergers do not exceed the costs of integrating both Genaissance and Icoria, our financial results may be adversely affected.
We will continue to shift our Icoria subsidiary’s traditional business model away from agriculture-based research and areas of historical revenue.

Icoria recently shifted towards the healthcare industry and the therapeutic fields of obesity, liver disease and diabetes, which is a fundamental shift away from known and historical areas of revenue generation. There has not been sufficient time to discover whether Icoria has been or will be successful in this effort. We will assume this shift in business plan. Our Icoria subsidiary’s belief that the potential market for healthcare products and services is better for its long-term business prospects, rather than the strategy of using agriculture-based contracts to generate revenues, may be based on data and assumptions that are flawed, we may not have the financial ability or expertise to effectuate this shift, and the costs of the transition may be prohibitive. Our belief that it can obtain material revenues from any healthcare partnerships, agreements, discoveries or contracts may be incorrect. If our Icoria subsidiary is unable to accomplish the evolution to a healthcare-focused company, we might not have sufficient resources to refocus this business again.
Our Icoria business exposes us to risks of environmental liabilities.
Our Icoria subsidiary’s research and development activities involve the controlled use of hazardous materials, chemicals and toxic compounds which could expose us to risks of accidental contamination, events of non-compliance with environmental laws, regulatory enforcement and claims related to personal injury and property damage. If an accident occurred or if we were to discover contamination caused by prior operations, we could be liable for cleanup obligations, damages or fines, and any liability could exceed our resources.
The environmental laws of many jurisdictions impose actual and potential obligations on us to remediate contaminated sites. These environmental remediation obligations could exceed our resources. Stricter environmental, safety and health laws and enforcement policies also could result in substantial costs and liabilities to us, and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than is currently the case. Consequently, ongoing compliance with these laws could result in significant capital expenditures, as well as other costs and liabilities, which could materially adversely affect our Company.
Item 4. Submission of Matters to a Vote of Security Holders
We held a special meeting of stockholders in lieu of annual meeting of stockholders on October 6, 2005. Our stockholders considered five proposals. The first proposal was to approve the issuance of shares of our common stock and preferred stock pursuant to the Agreement and Plan of Merger, dated as of June 20, 2005, by and among our company, Safari Acquisition Corporation, a wholly-owned subsidiary of our company, and Genaissance Pharmaceuticals, Inc., as amended by the First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005. This proposal received the following votes:

For	1,043,091
Against	5,067
Abstain	1,013
Broker Non-Votes	3,270,805
Our stockholders approved the foregoing proposal. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstentions and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.
The second proposal was to amend our certificate of incorporation to increase the authorized shares of our common stock from 12,000,000 to 14,000,000 shares. This proposal received the following votes:

For	4,315,213
Against	4,924
Abstain	649
Broker Non-Votes	—
Our stockholders approved the foregoing proposal. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstentions and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.

The third proposal was to elect five directors to hold office until our annual meeting of stockholders in 2006 and until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld
Randal J. Kirk	4,258,070	62,077
Israel M. Stein	4,258,070	62,077
Arthur B. Malman	4,279,015	41,770
Larry D. Horner	4,279,015	41,770
Burton E. Sobel	4,284,433	36,352
Our stockholders elected all of the foregoing candidates.
The fourth proposal was to approve the Clinical Data, Inc. 2005 Equity Incentive Plan. This proposal received the following votes:

For	1,009,916
Against	38,990
Abstain	1,074
Broker Non-Votes	3,270,806
Our stockholders approved the foregoing proposal. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstentions and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.
The fifth proposal was to ratify the appointment of Deloitte & Touche as our independent registered public accounting firm for the 2006 fiscal year. This proposal received the following votes:

For	4,316,336
Against	3,664
Abstain	786
Broker Non-Votes	—
Our stockholders approved the foregoing proposal. Approval of this proposal required the affirmative vote of a majority of the outstanding shares entitled to vote on the proposal. Abstentions and broker non-votes had the same effect as votes against the proposal.
Item 5. Other Information
Effective November, 1, 2005, Kevin Rakin, a member of the Company’s board of directors, resigned as the President and Chief Executive Officer of Genaissance. In connection with Mr. Rakin’s resignation, the Company entered into an at-will consulting arrangement with Mr. Rakin. This oral arrangement provides that Mr. Rakin shall devote approximately forty percent of his working time on consulting matters for the Company in exchange for monthly payments of $20,000.
On December 2, 2005, the Company amended the terms of its Loan and Security Agreement (the “Agreement”) dated March 31, 2003, between Clinical Data, Clinical Data Sales & Service and LaSalle Business Credit LLC, permitting the Company to use up to $1,500,000 of the available credit line under the terms of the Agreement as applicable in the Company’s other business lines. A copy of this amendment to the Agreement is attached as exhibit 10.11 to this quarterly report and incorporated by reference herein.

Item 6: Exhibits
     Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 20, 2005, among the Company, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005, among the Company, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on August 2, 2005, and incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated as of September 19, 2005, among the Company, Irides Acquisition Corporation and Icoria, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on September 22, 2005, and incorporated herein by reference.

3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494) filed on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB (File No. 000-12716) filed on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation, dated October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on October 11, 2005, and incorporated herein by reference.

3.4	Amended and Restated By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on June 24, 2005, and incorporated herein by reference.

4.1	Certificate of Elimination Eliminating the Series A Nonvoting Convertible Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on July 11, 2005, and incorporated herein by reference.

4.2	Certificate of the Designations, Preferences, Relative Rights and Limitations of the Series A Preferred Stock of the Company, dated October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on October 11, 2005, and incorporated herein by reference.

10.1	2005 Equity Incentive Plan. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-12716) filed on October 11, 2005, and incorporated herein by reference.

10.2	Form of Securities Purchase Agreement among Clinical Data, Inc. and the Investors listed therein, dated as of November 17, 2005. Filed as Exhibit 99.1 to Clinical Data’s Current Report on Form 8-K (File No. 000-12716) filed on November 21, 2005, and incorporated herein by reference.

10.3	Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement, dated as of November 17, 2005. Filed as Exhibit 99.2 to Clinical Data’s Current Report on Form 8-K (File No. 000-12716) filed on November 21, 2005, and incorporated herein by reference.

10.4	Form of Registration Rights Agreement among Clinical Data, Inc. and the Investors listed therein, dated as of November 17, 2005. Filed as Exhibit 99.3 to Clinical Data’s Current Report on Form 8-K (File No. 000-12716) filed on November 21, 2005, and incorporated herein by reference.

10.5*	Securities Purchase Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004.

10.6*	Master Security Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004.

10.7*	Registration Rights Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004.

10.8*	Form of Two Year Warrant, dated as of October 19, 2004.

10.9*	Form of Five Year Warrant, dated as of October 19, 2004.

10.10*	Secured Convertible Term Note, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004.

10.11*	Seventh amendment to Loan and Security Agreement, dated as of December 2, 2005, between Clinical Data Sales & Service, Inc. and La Salle Business Credit, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

/s/ Israel M. Stein MD

Date: February 14, 2006	Israel M. Stein MD
Chief Executive Officer, President
(Principal Executive Officer)

/s/ Mark D. Shooman

Date: February 14, 2006	Mark D. Shooman
Chief Financial Officer
(Principal Financial and Accounting Officer)