Form 10-K
period 2006-03-31
CLINICAL DATA INC
filed 2006-06-29
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-12716
CLINICAL DATA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gateway Center, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 527-9933
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined n Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Stock Market on June 16, 2006 was $74,767,000.
The number of shares outstanding of the registrant’s common stock as of June 16, 2006 was 9,584,063
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on September 21, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, forward-looking statements regarding the Company’s expected performance and financial results in future periods – which include words such as “expect(s)”, “feel(s)”, “believe(s)”, “will”, “would”, “may”, “anticipate(s)”, and similar expressions – are based upon management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the preceding forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of the filing of this Form 10-K. The following factors known to management, among others, could cause actual results to differ materially from those described in such forward-looking statements: our ability to continue to attract new customers and obtain new and expanded business opportunities from existing customers; management of our growth and successful integration of our operations with those of newly-acquired subsidiaries; continued growth in demand in the United States and abroad for products and consulting services such as those offered by the Company; and the effect of intensifying competition among a rising number of companies offering products and services similar to those offered by the Company. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, we encourage you to review the risk factors contained in this Annual Report on Form 10-K and in the Company’s other reports, registration statements and other documents filed from time to time with the SEC which describe a number of additional risks and uncertainties that could cause actual results to differ materially from those expected in the forward-looking statements made in this Form 10-K. All references to “us,” “we,” “our,” “Clinical Data,” “the Company,” and other similar expressions, unless otherwise defined herein, refer to Clinical Data, Inc., its predecessors and subsidiaries.
ITEM 1. BUSINESS
General
Clinical Data, Inc. is a leading provider worldwide of pharmacogenomics and molecular services as well as genetic testing and clinical diagnostics to improve patient care and clinical outcomes. Our pharmacogenomics and molecular services are marketed to the pharmaceutical, biotech, diagnostic, academic, government and agricultural markets to assist them in endeavors relating to the genome. Furthermore, the Company utilizes pharmacogenomics to discover, develop and commercialize genetic tests based on identifying genetic markers to guide drug development and utilization. These genetic tests are marketed to providers, payors and consumers.
On October 6, 2005 we completed the acquisition of Genaissance Pharmaceuticals, Inc. (“Genaissance”), a world leader in the discovery and use of human gene variation for the development of a new generation of DNA-based tests and therapeutic products with an established market presence in pharmacogenomics and molecular services. The acquisition of Genaissance was an important step in our objective to grow our business and revenues, particularly in the pharmacogenomics and molecular tests markets. The acquisition of Genaissance also will enable us to guide pharmaceutical therapy through the use of genetic tests we call Therapeutic Diagnosticstm because we acquired products and technologies that are either already commercialized through Genaissance or that can be commercialized in the future. Through this acquisition, we also gained the know-how to in license and further develop intellectual property from outside parties to develop and commercialize to create genetic tests.
On December 20, 2005 we completed the acquisition of Icoria, Inc. (“Icoria”), a biotechnology company that uses its ability to analyze biological function at the level of gene expression and biochemical pathways to discover and validate novel biomarkers for the research community. We believe the Icoria acquisition may strengthen our position in molecular and pharmacogenomics services market.

Most recently, on March 7, 2006, through our wholly-owned subsidiary Clinical Data B.V., we purchased all of the issued and outstanding shares of the French company, Genome Express, S.A., (“Genome Express”). Genome Express is focused on providing genomics and post-genomics technology contract services, and genetic sequencing and molecular biology services, and on performing integrated genomics analysis.
The Company’s molecular services segment was created from the acquisitions of Genaissance, Icoria and Genome Express.
In addition, the Company is a leading manufacturer and distributor of clinical laboratory instrumentation and related assays. The instruments are marketed worldwide through distributors and OEM partnerships. Worldwide we have an installed base of over 15,000 units.
As a result of our acquisitions of Elan Diagnostics, Inc. (“Elan”), Group Practices Services Incorporated (“GPSI”), Landmark Scientific Inc. (“Landmark”) and Electa Lab s.r.l. (“Electa Lab”) over the past three years, we supply a complete range of products and services, from equipment and reagents to lab management and consulting services, to two market segments, physician’s office laboratories (“POL”) and clinics and small hospitals.
As of April 29, 2004, the operations of Elan, GPSI and Landmark were integrated into a single wholly-owned subsidiary, Clinical Data Sales & Service, Inc. (“CDSS”). CDSS provides its products and services in North America and represents the Company’s POL segment.
The Company provides its products and services in Europe and Asia through its Dutch subsidiary, Vital Scientific NV (“Vital Scientific”), and through Electa Lab. Products and services are provided in Australia through its Australian subsidiary, Vital Diagnostics Pty. Ltd. (“Vital Diagnostics”). Vital Scientific, Electa Lab and Vital Diagnostics represent the Company’s clinics and small hospitals segment.
For revenue and operating information on each of our segments described above, please see note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Company History
The Company was established in 1972 to offer ambulatory diagnostic physiological monitoring for clinical and research applications. In 1984, we acquired a thirty-three percent (33%) equity interest in Vital Scientific. From 1985 to 1991, our equity position in this Dutch company was increased to ninety-four percent (94%) and in October 1997 Vital Scientific became a wholly owned subsidiary.
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
On April 29, 2003, we executed an Amended and Restated Agreement and Plan of Merger (the “Landmark Merger Agreement”), pursuant to which we acquired 100% of Landmark, a corporation controlled by Randal J. Kirk, a member of the Board of Directors of the Company (“Mr. Kirk”), by means of a merger (the “Landmark Merger”) of Landmark with and into Spectran Holdings, Inc., a wholly-owned subsidiary, which subsequently changed its name to Landmark Scientific, Inc. The Landmark Merger was consummated on April 29, 2003. In consideration of the Landmark Merger, we issued 25,000 shares of convertible, non-voting Series A Preferred Stock with an aggregate fair value of approximately $1.2 million. Transaction costs totaled approximately $179,000. On April 29, 2004, Landmark was merged with and into CDSS.
Also on April 29, 2003, we executed an Agreement and Plan of Merger (the “GPSI Merger Agreement”) pursuant to which GPSI, a corporation also controlled by Mr. Kirk, merged with and into CDSS and we acquired 100% of GPSI (the “GPSI Merger”). The GPSI Merger was consummated on April 29, 2003. In consideration of the GPSI Merger, we issued approximately 222,000 shares of convertible, non-voting Series A Preferred Stock with an estimated aggregate fair value of approximately $10.8 million. Transaction costs totaled approximately $243,000.

On April 29, 2003, we acquired substantially all of the assets of Elan Diagnostics, Inc. The acquisition was made pursuant to an Asset Purchase Agreement, dated as of December 9, 2002, as amended on February 10, 2003, March 18, 2003, March 31, 2003 and April 29, 2003, among Elan Pharmaceuticals, Inc. (the parent company of Elan), Elan, and Clinical Data (as amended, the “Asset Purchase Agreement”). The aggregate purchase price was $7.5 million and transaction costs totaled approximately $801,000.
On October 6, 2005, we acquired all of the outstanding shares of Genaissance in exchange for 484,000 shares of a newly designated voting, convertible Series A Preferred Stock and 2,318,000 shares of our common stock. The Series A Preferred Stock was valued at its common stock equivalent and the common stock was valued at the average of the trading price two days before and two days after June 20, 2005, the date of the announced acquisition, $19.66 per share. The Company issued 386,000 warrants with an aggregate fair value of approximately $1.2 million to purchase the Company’s common stock in exchange for the outstanding warrants of Genaissance. Approximately 349,000 shares of our common stock have been reserved for issuance pursuant to the options assumed by us in connection with the acquisition. The aggregate fair value, measured using the Black-Scholes model, totaled approximately $1.6 million. Transaction costs totaled approximately $1.3 million.
On October 7, 2005, we acquired all the outstanding stock of Electa Lab, in exchange for €1.5 million (approximately $1.8 million), plus transaction costs totaling approximately $103,000. The purchase of Electa Lab was financed, in part, by the issuance of a note payable with principal totaling €500,000 (approximately $607,000).
On December 20, 2005, we acquired all of the outstanding stock of Icoria in exchange for 614,000 shares of our common stock with an aggregate fair value of approximately $11.3 million. The common stock was valued at the average of the trading price two days before December 20, 2005, the date of the acquisition and deemed measurement date. We also issued 42,000 warrants with an aggregate fair value of $81,000 to purchase our common stock in exchange for the outstanding warrants of Icoria. We have reserved 43,000 shares of our common stock for issuance pursuant to the options assumed by us in connection with the acquisition. The aggregate fair value, measured using the Black-Scholes model, totaled approximately $227,000. Transaction costs totaled approximately $367,000.
On March 7, 2006, we acquired all of the outstanding stock of Genome Express in exchange for 108,000 shares of our common stock with an aggregate fair market value of approximately $2.5 million, cash of €200,000 (approximately $241,000) and a contingent issuance of 15,000 shares of common stock with a value of €300,000 (approximately $361,000). The common stock was valued at the average of the trading price two days before and two days after March 2, 2006, the deemed measurement date. Transaction costs approximate $490,000.
OUR INDUSTRIES:
In Vitro Diagnostic (“IVD”) Testing
The worldwide market for human blood testing is estimated at $25 billion per year for diagnostic tests performed in hospitals, physicians’ offices and commercial laboratories worldwide. Clinical chemistry testing of blood, which includes such tests as cholesterol and glucose, represents a major segment of this market. The United States continues to be the largest single market for IVD testing.
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
The healthcare industry is subject to extensive government regulation. Government and private insurance carriers fund the cost of a significant portion of medical care offered in the United States and government funding is the source of healthcare spending internationally. The impact of cost containment on healthcare expenditures in the future is difficult to predict. The Company’s technology is subject to regulatory control by the U.S. Food and Drug Administration (“Food and Drug Administration” or “FDA”), the European IVD Directive and other regulatory agencies in various countries around the world.
Development and Marketing of Drugs
The pharmaceutical, biotechnology and healthcare industries face intense pressure to become more productive and deliver more cost effective healthcare. Two of the pharmaceutical and biotechnology industry’s most challenging issues are the high cost and low success rate of developing drugs and the need to differentiate approved drugs in highly competitive markets. At the same time, healthcare providers and payers are spending a growing proportion of their resources on prescription drugs. Numerous efforts have been made over the years by healthcare constituents to improve patient outcomes while reducing the cost of care. Many of these efforts have failed and the costs associated with healthcare delivery have continued to balloon. A large focus of the healthcare industry over the past few decades has been to utilize new drugs to reduce the total cost of care. However, these new drugs are very expensive and the drug cost will continue to represent 10% to 11% of the total cost of healthcare (Source: Centers of Medicare and Medicaid Services). Healthcare spending in the U.S. is expected to increase over the next decade to $4 trillion by 2015. (Source: Borger, C., et al., “Health Spending Projections Through 2015: Changes on the Horizon,” Health Affairs Web Exclusive W61: 22 February 2006).
The drug development process is costly and subject to a high failure rate. Even with recent technological advances, including advances in areas such as genomics, which is the knowledge and use of all of the genetic information of an organism, the failure rate of clinical trials has increased significantly. According to a study by Bain & Company, the average cost for developing a new drug, including the cost of unsuccessful drug candidates, is now $1.7 billion, 55% higher than the average cost from 1995 to 2000, because of this growing failure rate.
Approved drugs often face intense competition. The period of market exclusivity for the first drug in a new therapeutic class is typically much shorter today than it was a few years ago because of the introduction of similar compounds in that therapeutic class. Consequently, marketing expenditures have increased rapidly as companies attempt to maintain or increase market share. Marketing departments are under pressure to maximize the revenue generated from approved products in order to meet corporate-wide revenue and earnings goals. In addition, pharmaceutical companies continue to face increasing competition from generic drugs, as patents on more than 200 brand-name drugs will expire over the next several years. Drugs with total U.S. sales of $30 to $40 billion could lose patent protection over the next three years (Source: 2006 Medco Drug Trend Report). Generic drugs account for more than half of all prescriptions dispensed today. Thus, in order to maintain revenue growth rates and profitability, pharmaceutical companies must both improve the success rate of clinical trials and differentiate their drugs in a crowded market place.
Retail sales of prescription drugs have grown each year reaching $235.4 billion in the U.S. in 2004 (Source: IMS Health, IMS National Sales PerspectivesTM, February 2005). In an attempt to contain the rising cost of drug expenditures, healthcare providers and payers face the difficult task of deciding which drugs should be prescribed to specific patients and are suitable for reimbursement. Healthcare providers make these decisions using medical outcome studies and economic benefit factors but they have little, if any, knowledge of which individual patients are most likely to benefit from a specific drug. Managed care plan designs employed by payers and Prescription Benefit Managers (“PBM”s) also impact the provider’s decision as to which drugs should be prescribed for a specific patient. Thus, healthcare payers, providers and patients would benefit from using drugs that are most efficacious and safest for a specific patient or patient population resulting in more appropriate and safer interventions and optimized patient care management and outcomes. These economics and clinical outcomes requirements are also applicable in the international markets where health coverage and programs are often sponsored by governments and other payers.
The medical community generally acknowledges that most drugs work more effectively for some patients than for others. Pharmaceutical and biotechnology companies historically have not considered genomic differences between patients in developing and implementing clinical trials or in the marketing of therapeutics. Consequently, these companies may unnecessarily discontinue further drug development, fail to obtain regulatory approval for promising drug candidates or, even if a drug obtains approval, be unable to market an approved drug effectively or to obtain approval for third party reimbursement. Furthermore, upon approval of their drugs, some companies encounter real-world efficacy and safety challenges. In some instances, drugs have had to be abruptly removed from the market, primarily for safety concerns (for example, Merck’s voluntary worldwide withdrawal of Vioxx (rofecoxib), a popular arthritis medication). In other cases, significant marketing challenges relating to modest efficacy have arisen.
If, in clinical trials, pharmaceutical and biotechnology companies applied biomarkers including those derived from haplotypes, gene expression, and other techniques, together with sophisticated software programs to identify patient populations that differ in their response to a drug, they could improve the development and marketing processes by offering products with superior efficacy or safety. For example, pharmaceutical and biotechnology companies could use biomarkers predictive of a certain response to determine more precisely what patients would be most likely to benefit from the drug under development. Similarly, this information would allow the design of other studies, in particular Phase III trials, which would be enriched for responders. Such a trial would likely be smaller since only patients likely to respond to the drug would be enrolled. This should result in faster, cheaper Phase III trials, earlier approval, and an accelerated timetable for reaching the market. In addition, the resultant product would be clearly differentiated from other agents within its class or therapeutic area, possibly by superior efficacy. Similarly, if pharmaceutical and biotechnology companies could identify the patients most likely to have an unwanted side effect based on genetic variation, they could more closely monitor these patients or eliminate them from participating in clinical trials and receiving the drug, thereby improving the safety profile.
Pharmaceutical and biotechnology companies may, therefore, have a better understanding of the cost required to complete the development of a drug and the likely economic return on their investment before proceeding to Phase III and beyond if the use of biomarkers was considered earlier in the development program. In addition, if pharmaceutical and biotechnology companies could use biomarkers to predict a drug response, they might be able to improve the marketing of their drugs by identifying those patients for which particular drugs are most likely to be effective, with the least likelihood of having an adverse reaction and, perhaps, prevent severe adverse reactions from occurring which might force a drug to be withdrawn from the market. Furthermore, healthcare providers and payers could benefit economically from predictive information that would enable a physician to prescribe the most appropriate and safest medication at the earliest possible time.
In March 2005, the FDA issued final guidance on the submission of genetic data generated during the drug development process. The guidance, entitled Pharmacogenomic Data Submissions, describes what genomic data must be submitted to FDA, when it must be submitted, and in what format, and what genomic data may not necessarily be submitted. The guidance establishes a process for informal review at FDA via Voluntary Genomic Data Submissions to the Interdisciplinary Pharmacogenomics Review Group (“IPRG”). This document also describes how such data will be used in the review process.
The development of biomarkers is not limited to the drug development process but can be applied to drugs that have already received marketing approval. It has been reported that adverse drug events account for:
•	5% of all hospital admissions (1.5 million cases);

•	106,000 deaths in the U.S. annually;

•	2.2 million patients suffering serious, but not deadly, side effects;

•	increased length of hospital stays;

•	increased cost per patient of about $2,500; and

•	total associated costs to the U.S. healthcare system of $177 billion.
It has also been shown that the increased costs due to drug-induced adverse drug events are disproportionately associated with drugs metabolized by enzymes known to have reduced or non-functional genetic variants (Journal of the American Medical Association 286: 2270, 2001).
Individual response to drugs for efficacy also has very poor predictability. For example, response to beta-blockers for hypertension may vary from 60% to 85% and response to selective-serotonin reuptake inhibitors for depression is less than 50%. The ability to use a biomarker to predict with higher confidence which patient will respond well to a particular drug may impact total cost of care by increasing the probability of response, which could lead to less morbidity, higher productivity, and less mortality.
Numerous drugs that are efficacious, safe and in some instances less costly than others prescribed in a therapeutic area have been relegated to second- and third-line therapy behind more expensive and in some instances less safe and effective therapies. This often occurs due to lack of efficacy or safety in small parts of the population and, thereby, the economic and medical value of using that drug is diminished or lost. By understanding genetic variation and its relationship to drug response, it is possible to determine which individuals may benefit more from such a drug, thus re-establishing its position as a useful and perhaps less expensive alternative.
Biomarker discover and analysis and other genomic research conducted by governments, academia, and the agricultural industry is a growing area as well. The benefits of this research are increasingly becoming known and the interest in DNA and RNA services to these sectors may be increasing.
Diagnostic and Genetic Testing Industries
The worldwide healthcare industry is struggling to keep costs relating to medications and care delivery in check. The hope of providing optimal treatment resulting in improved outcomes and reductions in costs continues to be an industry focal point. Unfortunately, many of the mechanisms for realizing these goals have proven to be too costly or ineffective. In addition, lack of optimal treatment consistent with best practice protocols, adverse drug events, and inaccurate or incomplete diagnoses are still experienced by too many. Scientific advances in genomics and biomarker identification have set the stage for fundamentally improving healthcare delivery. An individual’s genetic profile will increasingly play an important role in clinical decision making as it relates to the selection of appropriate treatment for each patient. Genetic markers associated with therapeutic use will be developed into genetic tests. These genetic tests will be used to assist healthcare providers in determining the most efficacious and safe therapeutic and in some instances, an individual’s propensity for a given disease.
With the introduction of genomic-based tests, choosing which therapeutic agent or intervention to prescribe will be based on science rather than on pure economics, as is often the case today. By utilizing genetic tests, specific therapies may no longer be appropriate for use across an unselected population. Specific therapies may be useful only in populations defined by the presence or absence of a biomarker and therefore, the use of market share drivers to reduce costs may no longer be viable in these cases. The new approach to clinical care that incorporates genetic tests will focus on lowering unit drug cost where possible, increasing efficacy of treatments provided to specific individuals, reducing adverse drug events, and getting patients to therapeutic goals more rapidly.
In 2005, the FDA issued guidance for the pharmaceutical industry on the submission of information about genetic variability and its effects on drug response. Indicating that most FDA endorsed clinical trials will eventually require a pharmacogenomics strategy for any new drug coming to market. By pre-screening patients with genetic testing during the early phases of a clinical trial, drug companies should be able to shorten the average time it takes to get a drug approved (presently approximately 12 years with a cost of $1 billion.). Less than 10% of all drugs ever get approved (Source: Institutional Research Partners, LLC). It is anticipated that over the next 5-10 years, about 10% to 20% of drugs in development are likely to be associated with genetic tests to help identify the patient populations likely to respond to treatment. As of 2004, the product labels for about 13 FDA-approved drugs contained information about the possible impact of a patient’s drug-metabolizing enzyme phenotype on drug response (Source: The Royal Society. Personalized Medicines: Hopes and Realities. London: The Royal Society: 2005).
The genetic test market has been estimated to be at growing 20% annually and is expected to reach $1.2 billion in revenues in 2006. The majority of assays are in oncology, gene/defects/inherited diseases and infectious diseases. There are more than 900 labs worldwide performing home-brew assays. Most of these labs (90%) are located in North America, Western Europe and Japan (Source: SG Cowen – 2001).
Healthcare insurers, employers, governments and others are constantly seeking innovative ways to manage the trend of healthcare costs without compromising care. Suboptimal care, rising costs and inappropriate utilization of healthcare services have all led to the need for significant reforms in the current system and new approaches to cost containment. Unfortunately, many of the programs implemented to reduce costs such as disease management, case management, and drug formularies, have had only modest impacts on pharmacy and medical cost trends. The Company believes that advances in biomarker identification, pharmacogenomics, laboratory practices and the clinic could set the stage for the use of genetic markers to create genetic tests to determine which individuals will experience optimal benefit from specific therapies. Optimization of therapy for individuals may in turn result in more desirable clinical outcomes while at the same time possibly leading to reductions in the total cost of care. Many health plans and employers are beginning to look at genomics and genetic testing as the next step in managing their increasing cost trends. We will aggressively work with payers, PBMs, associations, coalitions, providers, information companies and others to set the stage for market introduction and adoption of genetic testing. There is an education process for all involved in terms of the value of utilizing genetic tests to optimize the use of therapies and clinical outcomes. The objective is to facilitate market introduction and adoption of the tests provided by the Company while also considering these players’ additional participation in the focusing and acceleration of marker and test development efforts. The company currently provides a test associated with cardiac channelopathies including Long QT Syndrome and Brugada Syndrome. The company is actively working on additional tests that are applicable to Central Nervous System (“CNS”), Cardiovascular and Oncology fields. For example, we completed the first part of a program to discover genetic markers that will identify patients at lower risk for clozapine-induced agranulocytosis (used for schizophrenia).
The genetic testing market is rapidly growing and according to Medco’s 2006 Drug Trend Report: There exists a number of barriers that need to be addressed before genetic testing will become a widely used and accepted part of clinical decision-making process:
•	the need for education on how and when to use the information;

•	the difficulty and expense of performing tests and assays;

•	the lack of demonstrated cost-effectiveness in comparison to traditional empiric monitoring;

•	the rarity of a single-gene cause for drug response variability;

•	uncertainty about the predictive value of genetic tests to accurately identify patients; and

•	ethical, legal and social considerations.
OUR COMPANIES:
IVD TESTING
CDSS
Vital Scientific
Vital Diagnostics
Electa Lab
The worldwide market for human blood testing is estimated at $25 billion per year for diagnostic tests performed in hospitals, physicians’ offices and commercial laboratories worldwide. The United States continues to be the largest single market for IVD testing.

Our Products & Services
We supply a complete range of products and services to the POL and small and medium sized medical laboratories in the U.S., including equipment and reagents and lab management and consulting services. Capable of delivering everything from the spot sale of consumables to total laboratory management, Clinical Data offers an entryway into over 5,000 POLs currently conducting clinical chemistry testing in the U.S. and to the potential 15,000 physician’s offices which could justifiably provide such services. Whether a practice is considering establishing a new lab, consolidating lab resources from multiple sites, or improving the quality and efficiency of an existing in-office lab, CDSS can be of assistance.
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
Clinical Chemistry
Clinical chemistry systems use photometric or electrochemical detection principles to quantify substances of diagnostic interest (referred to as “analytes”) in patient blood, urine, and other body fluids. Commonly performed tests include cholesterol, triglycerides, electrolytes, and glucose. We offer a range of automated and semi-automated clinical chemistry systems to meet the testing requirements of the smaller laboratory.
Our line of clinical chemistry systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. Each of our products listed below has been cleared for marketing in the United States by the FDA and complies with European IVD regulations. These include:
•	The Vitalab Selectra-XL, a floor model 360 test per hour random-access, “walk-away” clinical chemistry analyzer offering a wide range of testing including clinical chemistry, special proteins, drugs of abuse (“DOA”), therapeutic drug monitoring (“TDM”), and electrolytes.

•	The Vitalab Selectra E, (also trade-named Selectra II and Vitalab Flexor-E), a “walk-away” 180 test per hour clinical chemistry analyzer, capable of performing over 70 different diagnostic tests using reagents from almost all manufacturers.

•	The Vitalab Junior a “walk-away” 90 test per hour clinical chemistry analyzer, also capable of performing over 70 different diagnostic tests using reagents from a wide range of producers.

•	The Viva series of analyzers, dedicated systems designed for TDM and for the detection of DOA, which are marketed by Dade Behring in over thirty countries worldwide These analyzers were designed specifically for use with the Dade Behring Emit® line of diagnostic assays for TDM and DOA.

•	The HY-TEC 288 is a fully automated enzyme immunoassay system that was developed and is manufactured for Stratagene Corporation (formerly Hycor Biomedical, Inc.) of La Jolla, California. The HY-TEC 288 is a reagent system that permits the testing of 8 autoimmune tests and 900 allergens.

•	The Vitalab 300 semi-automated clinical chemistry analyzer, which permits a full range of testing including endpoints, kinetic and bichromatic measurements.

•	The Envoy, a 350 test per hour bench top, “walk-away” clinical chemistry analyzer offering a wide range of clinical chemistry and electrolytes.

•	A complete menu of over 20 clinical chemistry tests formulated and/or packaged by us for our range of clinical chemistry instruments.

Specialized Diagnostic Assays
In an effort to differentiate our products and to create unique opportunities for distribution, in February 2005, we entered into a distribution agreement with Daiichi Pure Chemicals Co., Ltd. (“Daiichi”) of Tokyo, Japan. Under this agreement we will serve as the master distributor for a new diagnostic assay for the measurement of Prostate Specific Antigen (“PSA”), a marker for the presence of prostate cancer. Daiichi’s unique and proprietary assay technology allows PSA to be measured on our existing line of clinical chemistry analyzers and on most conventional clinical chemistry systems currently in use around the world.
Product launch is expected to follow section 510(k) clearance of the assay by the FDA’s Center for Devices and Radiological Health which will permit marketing in the United States for in vitro diagnostic use. The FDA has requested a resubmission with additional data. IVD registration under European regulations is also being sought.
In April 2005, we entered into a worldwide distribution agreement with Daiichi for a diagnostic assay for the measurement of an extended range of high sensitivity C-Reactive Protein (“hsCRP”). Daiichi’s proprietary assay can be used on our existing line of clinical chemistry analyzers and on most conventional clinical chemistry systems currently in use.
We obtained section 510(k) clearance of the hsCRP assay in February 2006. IVD registration under European regulations is being sought.
Hematology
ESR
ESR is a time-honored laboratory method for determining the acute phase response to inflammation. It measures the rate at which red blood cells in a test tube separate from blood plasma over time to become sediment in the bottom of the test tube. The sedimentation rate increases in various disease processes.
We offer ESR analyzers and disposables produced for us by our Electra Lab subsidiary.
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
Blood Cell Counting
In an effort to diversify our product base, in February 2005, we obtained exclusive distribution rights for a unique line of hematology analyzers and reagents developed by Melet Schloesing Laboratoires of Cergy-Pontoise, France. Under the terms of the agreement, we will be the exclusive distributor of four fully automated differential blood cell analyzers for the human diagnostics market in the United States and Canada. Reagents for the analyzers will be manufactured exclusively by us at our Brea, California facility.
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
FDA clearance of the analyzers was obtained in the second quarter of fiscal 2006 and the product has been launched.
Distribution
POL Segment
In the United States, we sell predominantly through a well-established network of national, regional and local distributors specializing in the POL market. We support these distributors with a field sales force. In some markets, and in some geographic areas, we sell certain products directly to the end customer. Our consulting services are typically sold directly to the POL.
Clinics and Small Hospitals Segment
We market to clinics and small hospitals through a dealer network in Europe, the United States, the Far East, Latin America, Eastern Europe, and China.
In Australia and New Zealand, we distribute the diagnostic product lines of a number of European, American, and Australian companies to clinics and small hospitals.
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
Research and development spending, including capitalization of certain software development costs, was approximately $3.0 million during fiscal 2006, $2.9 million during fiscal 2005 and $2.9 million during fiscal 2004.
We intend to develop new products where we perceive a demand and believe that the products may be effectively marketed. There is no assurance that any developments or enhancements will be successfully completed or that, if developed, any of the products will be successfully marketed.
Manufacturing
We have been manufacturing instrumentation for the commercial market since 1956 through our subsidiary,Vital Scientific, which we acquired in 1984. To produce and commercially ship reagent products, our California facility is licensed and inspected by the State of California, and has approval from the FDA. Our two U.S. facilities and European operations have all received ISO 9001 and EN13485 certification and are FDA registered and comply with European IVD regulations.
GENAISSANCE
Our Strategy
Our market approach and commercialization program consists of: (i) leveraging our extensive technical know-how and expertise to establish ourselves as the premier global provider of molecular and pharmacogenomics services; (ii)

developing, validating and commercializing genetic tests to improve the use of therapeutics; and (iii) acquiring additional assets and intellectual property that complement or extend our capabilities as a service provider or in the development of genetic tests to guide drug therapy.
Pharmacogenomics and Molecular Services
The constituents for our services business, with facilities in the U.S. and Europe, is comprised of offerings to pharmaceutical, biotech, diagnostic, academic, government and agricultural companies. Revenue is generated from these companies by providing comprehensive DNA and RNA services as outlined below:
•	isolating and banking DNA and RNA samples;

•	sequencing DNA samples and providing related molecular services (see below);

•	measuring the genetic variation present in DNA samples;

•	development and provision of home-brew assays to assist data generation and analysis during clinical trials; and

•	gene expression profiling and analysis.
Developing and Commercializing Genetic Tests
The constituents for our genetic tests are located primarily in the U.S., Canada and Europe and are comprised of providers, patients and payers. Revenue is generated from these constituents through the provision of genetic marker and test development. We contribute to the development of genetic biomarkers for genetic tests that can be offered directly to payers and providers for use in clinical decision-making. These tests may be a single nucleotide polymorphism (“SNP”) or haplotypes of a gene or multiple genes and may be developed in conjunction with a pharmaceutical product or be a stand-alone product. Intellectual property for such a test may be developed internally as is the case with clozapine-induced agranulocytosis or may be in-licensed as with the FAMILION Test. These tests, performed in our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified laboratories or partnered with other test providers, may be used to identify patients most likely to respond to a drug, patients who may have an unwanted side effect, or patients who may need a certain dose of a drug. The effect of such a test could be to more rapidly identify the appropriate drug for a given patient, based on the results of the genetic test, resulting in the prescription of either a more effective or a safer drug. This should result in a reduction in the total cost of care by avoiding prolonged periods of ineffective therapy and reducing adverse drug events.
Pursue Strategic Acquisitions
We continually evaluate opportunities that may provide us with, among other things, intellectual property, new technologies, and key personnel, capabilities that could augment our pharmacogenomics and molecular services offerings as well as our genetic test franchise development. From time to time, we may pursue acquisitions which we believe will meet these goals.
Our Offering: Pharmacogenomics and Molecular Biology Services
Our offerings are focused on enabling pharmaceutical, biotechnology, academic, agricultural and other customers to study associations between genetic and outcomes data. We have a robust know-how, set of services and informatics capabilities that enable our clients to achieve their objectives in this area.
Pharmacogenomics Services
Our service offerings enable the integration of genomic biomarkers into the development, marketing and prescribing of new and existing medicines to our constituents. Furthermore, we use our resources and know-how to identify genetic variation and specific biomarkers for a wide range of clients. Separately, we use our knowledge of biomarkers and related capabilities to discover and develop biomarkers with the intent to validate the biomarkers and commercialize genetic tests which will directly impact the use of therapeutics.
The key components of our offerings are:
•	Good Laboratory Practices (“GLP”) compliant laboratory services including DNA and tissue banking, sequencing, genotyping, and related molecular biology services, utilized in over 550 clinical trials;

•	DNA testing laboratories licensed by the states of Connecticut and North Carolina under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and GLP-compliant;

•	designs to permit pharmaceutical and biotechnology companies to apply genomics in a variety of ways for drug development and commercialization, as well as for our own development purposes primarily in the area of genetic tests;

•	the HAPTM Database, which contains highly informative, proprietary measures of genetic variation, or HAP Markers, for more than 8,000 pharmaceutically relevant genes;

•	a method to deduce haplotypes from a patient’s genetic variation which we call HAP Builder;

•	a proprietary informatics system, which we call DecoGen, including unique algorithms for identifying biomarkers of drug response or biomarkers of disease risk ;

•	a strong knowledge and ability to research genetic variation and deduce value of these biomarkers in the clinical care setting;

•	RuleFinder, a method for high-throughput statistical analysis of genotype-phenotype associations ; and

•	clinical genetics development skills.
Our services, technology, and know-how are designed to improve the success rate of drugs in clinical trials by:
•	assessing efficiently the genomic variation among patients in a clinical trial, thereby permitting pharmaceutical and biotechnology companies to incorporate genomic variation information in the decision making process required during the course of a clinical trial and/or a drug development program;

•	creating better informed, or “smarter,” clinical trials through the design of protocols that result in enrichment for response via the inclusion of those patients most likely to benefit from the proposed therapeutic product;

•	facilitating earlier “go/no-go” decisions on whether to proceed to the next phase of clinical trial testing, which should result in more efficient use of clinical resources; and

•	reducing the size and, hence, the cost, of late-stage clinical trials by enrolling patients who are most likely to respond to a drug and/or are least likely to suffer an adverse reaction.
Our technology is also designed to help maximize the value of an approved drug by:
•	identifying biomarkers that define the patient population with the best response and/or with less risk of an adverse reaction;

•	integrating genomic variation information into marketing strategies to sustain and enhance a market leading position or to address problems such as poor market penetration, competitive pricing issues, safety, risk of therapeutic substitution and limited patent life;

•	targeting new markets and obtaining approval for new indications; and

•	providing the means via our CLIA laboratories to develop and market a genetic test to identify the responder group of patients.
We also pursue opportunities to work with third parties that have drugs in clinical development, which have encountered problems that might be addressed biomarker development or other clinical genetics capabilities. Customers with whom we work can obtain access to:
•	a feasibility assessment for using pharmacogenomics in developing a particular compound;

•	assistance in designing an informed consent, developing or modifying a protocol for incorporating the use of pharmacogenomics and banking DNA;

•	guidance in selecting genes and SNPs especially minimal SNPs, choosing proprietary HAP Markers and determining the number of patients required for a pharmacogenomic study;

•	design, development and validation of assays and laboratory analysis (genotyping or sequencing) of samples with these validated assays;

•	analysis of data to detect an association between a clinical response and HAP Markers;

•	validation of the results under GLP-compliant conditions; and

•	development of molecular tests and assays for performance in our CLIA laboratories.

In return, we seek fees for our collaborative contributions to our customers’ specific drug development or marketing projects and for pharmacogenomic support services. We currently have relationships and/or are providing pharmacogenomic support services to a number of major pharmaceutical and biotechnology companies. We are in discussions and negotiations with additional pharmaceutical and biotechnology companies to enter into programs that will utilize our technology, including pharmaceutical companies within both Europe and Japan. We have a sales force in the U.S. and Europe to primarily sell our service offerings.
In connection with the commercialization of these services and technology, we enter into third-party agreements from time to time in the ordinary course of business. These third-party agreements may be with partners in the agricultural, government, pharmaceutical, or biotechnology industries or academic facilities. For example, we provide Scrapie Genotyping Services for the Governments of Cyprus and Greece through a third party distributor located in each country. We may also sign agreements with Contract Research Organizations (CROs), or with similar companies that service the clinical trial industry, to distribute our products. In June 2005 we announced a strategic partnership with INC Research, a large, therapeutically specialized CRO with headquarters in Raleigh, North Carolina, focused on managing CNS, oncology and pediatric clinical trials. Under terms of the agreement, our Genaissance subsidiary will provide pharmacogenomic clinical development services to clients of INC Research.
We also entered into an agreement with Organon, a division of Akzo Nobel, to develop improved ways of testing responses to drugs in the treatment of psychiatric disorders. Organon will use our HAP Technology for pharmacogenomic research to discover genetic markers that show individual responses to drugs, with the aim to create diagnostic tests that will guide therapy, based on the research. Similarly, Genaissance entered into pharmacogenomic research collaboration with Otsuka Pharmaceutical Co., Ltd. Under the terms of the agreement, Genaissance will apply its HAP Technology with the goal of identifying genetic markers related to drug response. Genaissance and Otsuka will be co-owners of the intellectual property that results from the collaboration and both companies will be eligible to receive royalties on revenues generated from diagnostic products resulting from the collaboration.
Our technology should also be useful for improving the drug discovery process through the selection and validation of drug targets. In addition, pharmaceutical and biotechnology companies could incorporate data obtained during clinical trials into the drug discovery process to develop second-generation drugs. If widely adopted, these techniques could enable the healthcare system to personalize treatment based upon an individual’s unique genome.
In addition to the services described above that relate directly to biomarker development programs for our customers or for our proprietary products, we offer a wide range of molecular services that complement those already described. These services may relate to the manufacturing processes for biologic products, construction of libraries, phage detection for bacterial cell banks, assays for qualitative and quantitative analysis of genetically modified agricultural products, and many other applications in the pharmaceutical, biotechnology, agricultural, and academic arenas.
GLP-Compliant DNA Banking Service
We have developed an innovative program for the long-term storage of DNA that combines purification processes proven to produce high quality DNA, chain-of-custody documentation through a proprietary LIMS, sample security, and retrieval efficiency. Our DNA Banking Program supports the receipt, storage, maintenance, standardization, quality control, and redistribution of DNA for clients requiring large scale, high quality, controlled archiving. Genaissance has adopted an interactive project management approach to developing custom DNA archiving. This flexibility allows us to address technical issues specific to the systems and processes of each client.
In addition, we have addressed client’s needs for sample anonymization and are able to receive samples with identifying information, recode samples during the accessioning process, and ultimately anonymize samples upon request for future analysis. Both process and informatics solutions are employed to ensure that sample anonymization is performed in compliance with regulatory standards.

GLP-Compliant Genotype Testing
We develop, validate, and run GLP-compliant genotype testing in support of global clinical trials (Phase I through Phase IV) for a wide variety of drug metabolism and drug target genes. Our GLP assays include full chain-of-custody documentation, QA data audits, and comprehensive data review to ensure that results are suitable for regulatory submission. GLP genotyping methods are developed and validated in accordance with SOPs detailing our formal validation program. The reported data format is customizable to meet a client’s information technology requirements.
Custom DNA Sequencing Services
We have multiple sequencing technologies in our laboratories to accommodate both high-throughput and highly complex projects. Depending upon the nature of a project, we will develop an optimal sequencing strategy to generate consistent, high quality sequence data for use in applications spanning basic research to be submitted to the FDA or other regulatory agency, including:
•	FDA submission quality sequencing — This sequencing work is designed for presentation in a report that can be incorporated into an application to be submitted to the FDA or other regulatory agencies;

•	Express Sequencing — This service is designed to give customers a “quick look” at high accuracy double or single strand sequence data from one or multiple clones, in which the data is returned to the customer within a very short period of time after receiving the sample;

•	High throughput sequencing services — This service involves sequencing many clones from a genomic or an expressed sequence tag library utilizing high-throughput automated systems; and

•	Large scale genomic sequencing services — In this service, we construct libraries from a variety of genomic constructs and assemble them into full-length sequences, which can represent hundreds or thousands of genes.
Genetic Stability Testing (“GST”) Services
GST services assist clients in meeting the regulatory guidelines established for the development and maintenance of genetically engineered bacteria or cell lines that produce biotechnology products. We analyze and provide a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, gene therapy, and vaccine products, which is essential for creating a reliable process that produces a pure biologic product in high yield. We believe that the need for these services is increasing rapidly because there are a growing number of biotechnology products entering the clinical development pipeline. The FDA requires that this work be performed according to GLP guidelines, a key differentiating feature of our services. We believe that true GLP guidelines are not commonly followed in research and many service laboratories due to the rigorous demands of documentation and adhesion to the quality assurance regulations. Our facility in Houston, Texas has a quality system in place for studies designated for regulatory submission. Under this system, we conduct studies under the requirements of GLP and current Good Manufacturing Practices (“GMP”) as promulgated by the FDA. Our compliance with these regulations is defined in our quality policy manual and our standard operating procedures. Our quality assurance department reviews all project documentation and final reports to insure that they are compliant with applicable GLP/GMP regulations. Our GST services include:
•	DNA sequencing — We offer a number of alternative strategies to circumvent issues associated with having insufficient DNA and provide our clients with complete sequence data.

•	Copy number — A service we provide that monitors the number of copies of a gene contained within a cell. Demonstrating that cells experience predictable changes in their copy number during production scale-up assures regulatory authorities that the process is well controlled.

•	Insertion number — A service that is similar to copy number but it is an additional analysis that is utilized to measure the stability of a cell bank.

•	Plasmid loss or rearrangement — A plasmid is an artificial stretch of DNA used to insert specified genes into a cell. For plasmid-based gene expression systems, the loss or rearrangement of the plasmid can be a major practical problem in high yielding strains, affecting the growth of cells. We have assays to detect the percentage of cells that are missing or have undergone a loss or rearrangement of their plasmid.

•	Phage detection — Phages are bacterial viruses, which can kill or alter the bacterium’s growth cycle or expression levels. Our phage detection service is designed to detect contamination of a bacterial cell bank.
Genetically Modified Organism (“GMO”) Testing Services
We provide services for identifying and characterizing genetically modified crops and plants. We have developed several effective services for genetic testing of food and agricultural products. We offer a broad range of molecular genetic-based assays for qualitative and quantitative analysis of genetically modified plants such as corn, soy and other grain products. Agricultural companies need GMO testing of their ingredients to meet labeling requirements and to ensure the presence or absence of genetically enhanced characteristics. The GMO services that we offer include:
•	Polymerase chain reaction (“PCR”) analysis — PCR can be used to determine the presence of foreign (non-native) genes.

•	Southern blot analysis — This analysis is used to determine the gene copy number and map the insertion location.

•	Sequence verification of the expression cassette — This is used to ensure the accuracy of the DNA quality.
Gene Expression and Deletion Services
The Human Genome initiative continues to provide gene sequence information. However, there is little information regarding the function of the genes on their biochemical pathways. We continue to introduce services that assist clients in understanding the biological role of a gene by determining if, when, and at what level a gene is expressed in different samples of interest. These services can be important for identifying novel genes, confirming the validity of a gene as a drug target, and monitoring a target gene through the product development process. We currently offer the quantitative polymerase chain reaction (“QPCR”) service, which provides highly accurate detection of a gene sequence. This method is a powerful tool for analyzing the distribution and expression of a target DNA sequence or a RNA molecule in a high-throughput format.
Custom Core Molecular Biology Services
Many of the custom services that we perform require the application of molecular biology techniques either upstream or downstream from the main service provided. As a result, we have the ability to perform a number of molecular biology techniques, which can be offered as a complement to another service, or as a stand-alone service. Some of the more frequently requested services that we offer are described below.
•	Nucleic acid extraction services — All of our services involve the manipulation of nucleic acids, the starting material for molecular biology research and development. We offer a variety of extraction procedures to analyze DNA and/or RNA from blood, tissue, and other fluids, as well as from bacterial, plant and cell culture samples.

•	Subcloning — A procedure used to transfer a DNA region of interest into a vector that is more suitable for procedures such as DNA sequencing and gene expression. We can provide a strategy for subcloning a variety of different sequence fragments, including PCR products, into standard vector systems.

•	Library screening — During the gene discovery process, customers may find only a portion of a gene of interest. We can use such a gene fragment to screen a library of clones and isolate the full-length cDNA of interest.

•	Polymerase chain reaction — PCR can be used to amplify a specific sequence of interest from plasmid, viral, or genomic DNA. We also have the expertise to provide reverse transcription PCR for amplification of an RNA product.

•	DNA preparation — Many of our customers need large amounts of DNA for sequencing or probe generation. We have the ability to isolate DNA on a large-scale basis.

Our Offering: Genetic Tests
The Company intends to develop, validate and commercialize the intellectual property that we license from others or develop internally to deliver genetic tests. Although we expect to in-license intellectual property leading to pharmacogenomic tests, and have opportunities to develop tests in collaboration with our partners as outlined previously we currently have five programs from which we have or may have intellectual property that will lead to genetic tests that our company can commercialize.
•	The FAMILION Test — a marketed genetic test for cardiac ion channel mutations (cardiac channelopathies). Cardiac channelopathies, including familial Long QT (“LQT”) and Brugada Syndromes, are conditions that affect the electrical system of the heart. These conditions are caused by genetic mutations that result in structural abnormalities in the potassium and sodium channels of the heart and predispose affected individuals to an abnormal heart rhythm (arrhythmia). Familial LQT and Brugada Syndromes are commonly seen in apparently healthy, active adolescent patients. If left undiagnosed and untreated, these conditions can be fatal. Treatment options include life-style modification, the prescription or avoidance of specific classes of drugs and the insertion of an implantable cardioverter/defibrillator. In May 2004, we launched the FAMILION Test, our genetic test for cardiac ion channel mutations, through our CLIA licensed laboratory in New Haven, Connecticut, to assist physicians in choosing the most appropriate course of treatment for each patient. We have intellectual property rights relating to the five genes that have been identified as explaining the majority of two cardiac channelopathies, familial LQT and Brugada Syndromes, with each of the genes having multiple causative mutations. Acquired LQT Syndrome can also result from the administration of a medication or can occur in patients with other disorders, such as congestive heart failure. More than 50 approved prescription drugs, in various therapeutic classes, are known to prolong the QT-interval. Drug-induced LQT has led to the withdrawal from the market of such well-known drugs as the heartburn agent Propulsid® and the antihistamine Seldane®. In December 2004, we entered into a license agreement with Vanderbilt University, which grants us exclusive commercial rights to a patent that claims screening patients for susceptibility to drug-induced cardiac arrhythmias by testing for the presence of a common polymorphism in KCNE1, an important cardiac ion-channel gene. We have recently begun marketing to pharmaceutical companies the ability to include LQT genetics in drug development.

In support of our efforts to develop and launch tests with respect to cardiac channelopathies, including familial LQT and Brugada Syndromes, we have royalty-bearing intellectual property and material transfer agreements with the Mayo Foundation for Medical Education and Research and the University of Rochester under which we obtained access to clinical expertise, clinical research samples and associated data, from which identities have been removed, and intellectual property related to disease-associated mutations.

•	Thiopurine S-methyltransferase (TPMT) genetic test — The TPMT test provides a genetic assessment of a patient’s ability to metabolize the thiopurine class of drugs, which are commonly used in a wide range of therapeutic areas, including such fields as oncology, rheumatology, organ transplantation and vasculitis therapy. The activity of the TPMT enzyme varies significantly among individuals who have different haplotypes of the TPMT gene. Pursuant to license agreements that we acquired from DNA Sciences in May 2003, we receive royalties based on net sales of the home-brew test.

•	CARING Study (Clozapine and Agranulocytosis Relationships Investigated by Genetics (HAP Markers) — In December 2004, we reported the discovery of genetic markers that we believe predict who is at risk of developing clozapine-induced agranulocytosis, a life-threatening decrease of white blood cells that requires frequent blood testing of patients and in 2005 embarked on a study to validate these markers in an independently collected cohort. We believe that the findings may apply to other drugs that also affect white blood cell counts. A test for clozapine-induced agranulocytosis might be used as a risk assessment tool by physicians for patients contemplating beginning treatment with clozapine or for patients whose white blood cell counts are falling. Clozapine, which is no longer under patent protection, is a highly effective therapeutic for treating certain patients with schizophrenia. During the first six months of treatment with clozapine, a patient must undergo weekly blood monitoring, a requirement that results in poor patient compliance. We believe that clozapine’s third-line therapy status and the requirement for repeated blood testing are the primary reasons that the market share for all clozapine products is only approximately $135 million in the United States. Sales of antipsychotic drugs in the United States reached an estimated $9 billion in 2004 with an annual growth rate of 12% (Source: IMS Health, IMS National Sales PerspectivesTM, February 2005).

•	Vilazodone — In September 2004, through our subsidiary, Genaissance, we acquired an exclusive worldwide license from Merck KGaA, Darmstadt, Germany, to develop and commercialize a small molecule compound, vilazodone, which is a selective serotonin reuptake inhibitor (“SSRI”) and a 5HT1A partial agonist. Vilazodone has been assessed in 15 Phase I and five Phase II trials involving a total of 369 healthy subjects and 1,163 depressed patients. It has been found to have an acceptable safety profile for this stage of development. In previous trials with positive controls, vilazodone failed to demonstrate significant efficacy against placebo but demonstrated efficacy comparable to that of the positive controls, approved antidepressants in wide use. After receiving an indication from the FDA that our proposed study was appropriately designed as a pivotal Phase III study, we initiated enrollment in February 2006 for a Phase III randomized, double-blind, placebo-controlled trial of vilazodone that includes pharmacogenomic characterization of patients, with anticipated enrollment of approximately 400 patients diagnosed with Major Depressive Disorder at eight to ten centers in the United States. We will apply our HAP Technology and clinical genetics experience and leverage the existing knowledge of the genetics of depression and response to antidepressants, especially to SSRIs, to find genetic markers that can be used to identify a population of patients who will respond to vilazodone. The genetic analysis will be performed in-house by Clinical Data’s GLP- and CLIA-approved facilities. We anticipate having initial results from this study available in mid-calendar 2007. At least one long-term safety study and one additional pivotal study will be required prior to filing a New Drug Application (NDA) which could be accomplished by the first half of calendar 2009. We have also presented the vilazodone biomarker development plan to the FDA’s IPRG.
Our Offering: HAP Technology
While geneticists have historically studied genetic variation by analyzing inheritance within an extended family, the power of the genome can now be used to study genetic variation between populations, such as patients who respond well to a therapeutic compared to those who do not. Studying DNA measures the directly inherited differences among individuals; it is also beneficial to study the molecular products of interactions between DNA and the environment, justifying the study of gene expression, proteomics, and metabolomics. Genaissance has traditionally focused on SNPs and haplotypes in the development of its HAP Technology.
In October 2002, an international consortium composed of non-profit biomedical research groups and private companies initiated an effort to create the HapMap, a genome-wide haplotype map derived from diverse ethnic populations and aimed at identifying genes related to health, disease, and pharmacogenomics. Compared to the HapMap, Genaissance’s HAP Database, containing genomic variation for more than 8,000 genes, is highly enriched for known variants within genes, including those which result in amino acid changes in the resultant protein. Our HAP Database remains a superior, validated source of known genetic variation for direct application in pharmaceutical and other research. We are able to incorporate genetic variation from public databases such as the HapMap into our HAP Database.
To identify biomarkers of drug response, data derived from clinical trials must be analyzed for correlations between the genetic variation and the chosen outcome, whether it is an efficacy or a safety endpoint. Our DecoGen Informatics System contains a proprietary collection of haplotype-building algorithms and other tools to correlate these HAP Markers with drug response. For high throughput statistical analyses, RuleFinder™ allows us to identify associations between clinical endpoints and genetic variation. We have discovered and validated commercially useful associations between HAP Markers and drug response in populations of the size seen in clinical trials in a wide variety of therapeutic areas. These analyses are performed for our collaborations and our own proprietary programs such as CARING (our study of genetic markers for clozapine-induced agranulocytosis) and STRENGTH (our studies of genetic markers for response to statins, a class of drugs used to treat hypercholesterolemia).
ICORIA
Our Strategy
Icoria is a biotechnology company that uses its ability to analyze biological function at the level of gene expression and biochemical pathways to discover and validate novel biomarkers for the research community. The business model provides opportunities to work with pharmaceutical, biotechnology, government, and academic laboratories on a fee for service or collaborative basis.
Over the past several years, the company has gradually transformed itself from a functional genomics company focused exclusively on agricultural biotechnology to a company positioned to provide research services and support to a broad spectrum of companies engaged in life sciences research, including drug development. This transformation is built upon the utilization of commercially-available and proprietary technologies and expertise developed over the past four years. We continue to work in collaboration with large agricultural companies under existing contracts to deliver top quality services and products.
Biomarkers are biological signals, such as genes, proteins or biochemicals, which can be objectively measured and evaluated as indicators of normal biologic processes, pathogenic processes, or pharmacologic responses to a therapeutic intervention. Our suite of technologies can facilitate the discovery of novel biomarkers that can be integrated into the drug discovery and development process to reduce the cost, risk and time of product development by improving the measurement of drug response and patient susceptibility, and allowing the right drug to be given to the right patient for the right disease. We believe that our approach to biomarker discovery, which combines strong computational, analytical and data mining skills with the ability to generate large, multi-dimensional data sets on commercially available and proprietary platforms, can provide compelling and cost-effective solutions for our clients and partners.
Icoria continuously evolved its business focus to target emerging high value markets and the most favorable opportunities for our efforts. This is evidenced by the present emphasis on broader market coverage of various sectors in the life science community
Healthcare Markets
The pharmaceutical industry continues to face increasing challenges and complexities in bringing new drugs to market. Despite the ongoing “–omics” revolution and the hope it has generated for discovering new ways of preventing, treating and curing disease, the path to successful drug development remains uncertain, with cost and risk both increasing, rather than decreasing in the post-genomics era. In discovery, pharmaceutical companies must deal with increasingly large and complex data streams. In clinical development and post-marketing, patient safety remains a major concern, and drugs still fail or are withdrawn from market for reasons of toxicity or limited efficacy that were not seen or anticipated in earlier trials. The current cost of bringing a new therapeutic to market has been estimated to be as high as $800 million to $1.7 billion (Source: Tuft Center for Study of Drug Development, May 2003). A new medicine entering Phase I clinical trials is estimated to have only an 8% chance of gaining regulatory approval and reaching the market. As a result, there is concern that larger companies might seek less risky, higher return projects, leaving preclinical and clinical breakthrough innovation to smaller companies. In the last two years, the National Institutes of Health and the FDA both issued position papers that recommended a series of research initiatives designed to add efficiencies to the drug research and development process. Both these agencies have embraced biomarkers and better predictive tools as important components of the toolkit needed to improve the quantity and quality of new therapeutics coming through the pharmaceutical pipeline to the market.

Our Offerings
Icoria’s technology foundation includes gene expression profiling and biochemical profiling coupled with a powerful analysis infrastructure. We use these technologies to discover biomarkers as well as to discover inaccessible targets for small molecule discovery, and to provide services to our partners and clients. Our technology foundation includes:
•	Gene Expression Profiling — Gene expression profiling provides a snapshot of the genes expressed in an organism, tissue or cell at a specific time. By comparing the expression of genes in a normal organism to a mutant organism, for example, we can ascertain information about the function of those genes with modified expression patterns, as well as gain insight into the effect of such genes. By determining how a modified gene, exposed to a chemical agent, or other biological perturbations affect the expression patterns of large complement of genes, we gain insight into biochemical and biological pathways that may be relevant to the development of therapeutics and diagnostics.

•	Metabolomics — Biochemical profiling provides a way of measuring the net change in the abundance of small molecules, and therefore addresses systemic changes at the biochemical level. Metabolomics provides a functional readout of biochemical changes which, when combined with gene expression results, enable us to construct a more comprehensive picture of the mechanisms that are altered within biological systems. We utilize proprietary methods to separate the thousands of components present in a biological sample according to both their physicochemical characteristics and their mass. The complex data from these analyses is deconvoluted using proprietary methods developed by Icoria.

•	Quantitative Tissue Analysis — We use our proprietary quantitative tissue analysis software for the precise identification and quantification of changes in tissue structure. This process involves digitally imaging pathology slides to capture the entire tissue image in a computer file. We then apply our software to analyze the tissue image in terms of color, shape and textures, so that we can locate and quantify all of the important physical components of the tissue in relative space.

•	Pathway Informatic — Despite the wealth of genomics and other “–omic” data now available (e.g. proteomic and metabolomic), life science researchers are challenged to translate that information into clear measures of safety and efficacy of lead compounds. We believe the key lies in integrating these various data types in such a way that scientists can simultaneously see all the data, identify relationships between them and draw meaningful conclusions. We believe we are one of the first companies developing such data integration and data coherence tools. Additionally, we have developed an extensive informatics system to intelligently store, retrieve, analyze and mine the data we collect.
Icoria’s pathway informatics strengths are in three key areas. First, Icoria possesses a broad knowledge of human/mammalian metabolites, enzyme-catalyzed reactions, and pathways called the Metabolome Dictionary which we believe is of greater utility than what is available as a commercial product or in the public domain. Second, Icoria utilizes novel algorithms to discover networks from metabolomic data, transcriptional data and reference knowledge. Third, Icoria has developed the ability to integrate metabolomics, transcriptional and phenotypic data (e.g. tissue features, histopathology, and clinical endpoints) with biological pathways. We have neither designed nor organized our technologies for use as a commercial software package. Instead, they are utilized in our proprietary internal discovery and partnered research efforts.
Altogether, these technologies make up our proprietary systems biology discovery approach. Our unique ability to correlate gene expression with metabolomics data enables us to identify targets that would not otherwise be found using a single platform. It is this proprietary approach that currently enables us to provide rich biological information to our clients and partners.

We anticipate several areas in which our research and development capabilities impact the critical path of drug discovery and development:
Computational Biology
The advent of high-throughput biology has created demand for computational tools and expertise that enable discovery in living systems. Scope forecasts the bioinformatics market to become more dominant in the future and increase to around $1.82 billion by 2007. The pharmaceutical market has been a dominant consumer. The market for computational biology software and expertise is large but fragmented, with many tools available to address customer or problem-specific needs. We believe Icoria has a strong position in the following areas of computational biology:
•	processing and analyzing metabolomic data generated using mass spectrometry;

•	processing and analyzing transcript profiling data generated using microarrays;

•	processing and analyzing tissue feature data using computer vision histomorphometry;

•	mining high-dimensional data sets for the discovery of biomarkers and drug targets;

•	constructing networks of biological regulation and biochemical reaction networks and inferring pathway based mechanisms for disease, drug action and patient response; and

•	transforming, merging, mining and performing concurrent analysis of multiple data streams including, for example, metabolomic, quantitative tissue feature and gene expression data, coupled with clinical end-points and pathway analysis for biomarker, target and drug discovery.
Biomarker Discovery
The past several years have seen rapid growth in the commercial application of biotechnology to biomarker discovery. The primary driver for biomarker research is the conviction that using biomarkers will favorably impact the economics of drug research and development by improving productivity. Market research has projected that within five years, pharmaceutical companies will be able to reduce their R&D expenditures by nearly 25% through the aggressive use of biomarkers at different stages of the drug development pipeline. The market for biomarker related products and services is projected to grow from total revenues of $120 million in 2003 to just under $3 billion in 2008. In the biomarker services area, metabolomics is considered the most rapidly growing segment, with a compound average annual growth rate of 62%. The analysis of gene expression (transcript profiling) is currently the single largest segment within the biomarker products and services market, commanding a 43% share in 2003 with a projected compound average annual growth rate of 10%. We believe Icoria has a strong position in the following areas of biomarker discovery:
•	Transcript profiling — Icoria has adopted a multi-platform approach to the analysis of transcript profiles, using Agilent, Affymetrix and Arcturus systems to generate high quality gene expression data.

•	Metabolomics — Icoria has been a pioneer in the development of mass spectrometry methods for the detection and analysis of the body’s endogenous biochemicals, and the mining of these data to construct diagnostic panels of classifiers of disease and drug action.
Microarray Services
Paradigm Array Labs™, which provides GLP-compliant RNA preparation, transcript profiling and data analysis and microarray services using Affymetrix Genechip® Gene Expression Analysis Arrays, Agilent Oligo Microarrays and proprietary MirChip™ technology Icoria developed with Rosetta Genomics, as well as Laser Capture Microdissection and the ability to process paraffin-embedded tissues. Paradigm Array Labs is primarily a service organization, providing array processing on a fee-for-service basis.
Partnerships
Icoria’s earlier commercial activities included the signing of two major partnerships, one with Bayer CropScience and one with Monsanto Company. These revenue-generating partnerships were built on a foundation of close scientific collaboration, with the potential for downstream royalties to Icoria. This partnership model has enabled us to “learn as we grow.” While providing the highest quality biological information to our partners and clients, we’ve been able to increase our own expertise and proprietary knowledge base as well as increase Icoria’s revenue foundation. We believe there is potential for major partnerships with healthcare companies. By contrast, we believe that large agricultural contracts similar to the Bayer and Monsanto agreements have become rare.
Healthcare — Many industry analysts foresee a future in which the successful development and use of new therapeutics will be increasingly dependent on the identification of biomarkers that can stage disease, monitor drug action and select the right patients for treatment. Through our systems biology approach, we hope to identify novel biomarkers that reduce the cost, risk and time it takes for our partners to develop new therapeutics. These biomarkers may also provide causal evidence of pharmacologic activity to and in the drug development and approval process. We are using this approach to help our partners and clients discover novel drug targets that may otherwise be hidden in “biological noise” as well as to predict toxicity of drug candidates that may otherwise fail due to unanticipated or poorly characterized safety concerns. Icoria is continuing to work on an $11.7 million contract with the National Institute of Standards and Technology (“NIST”) Advanced Technology Program (“ATP”) and has two Small Business Innovation Research contracts from the National Institutes of Health.
Agriculture — The worldwide, chronic shortage of food and the drive to improve human health through food continue to prompt the need for innovative products. We have built a history of proven performance with market leaders like Monsanto Company, Bayer CropScience, DuPont and Pioneer Hi-Bred International and developed market recognition for our deep understanding of agricultural systems. We will complete our remaining projects with agricultural leaders to provide new technology and cost-effective solutions designed to enable them to bring new products to market, but we will not enter into new collaborative contracts in the agriculture sector. New work with these and other clients may occur through the agricultural work being conducted at Genaissance although the content of those projects may be different than those historically provided by Icoria. We foresee that the agricultural sector will continue to utilize our fee for services business as detailed below.
Our Partnerships and Collaborations
Icoria has entered into a number of collaborative research agreements to further the growth of its technology platforms and, potentially, the creation of proprietary products. These include:
•	a research collaboration with the University of Pittsburgh Cancer Institute to identify biomarkers to improve the diagnosis of non-small cell carcinoma;

•	a research collaboration with the University of North Carolina at Chapel Hill (“UNC-CH”) and the NIEHS to study the mechanism of acetaminophen toxicity in the liver. The research is focused on identifying better diagnostics for assessing liver damage and individual patient response to therapeutic treatment;

•	a research collaboration with the Bowles Center for Alcohol Studies (UNC-CH) to identify markers for alcohol-induced liver and brain damage and dependence, using Icoria’s systems biology platform; and

•	a master research agreement with Duke University Medical Center in the area of metabolomics and biomarker discovery.
Advanced Technology Program
In June 2002, we were awarded a five-year, $11.7 million grant from NIST to develop innovative tools for drug target discovery through the analysis of complex coherent data sets, with LION biosciences, Inc. initially, in 2004 with Agilent Technologies, and most recently with IO Informatics, Inc. as a joint venture partner. This grant, the largest bioinformatics grant ever awarded by NIST’s ATP history at that time, supports the development of methods and tools for the creation, evaluation and analysis of coherent data sets.

Systems biology treats gene expression, protein expression, and biochemical processes as measurable components that can be engineered to accomplish specific therapeutic tasks. Assessing how these components influence each other to determine the response of a system, however, requires software that can discern and manage disparate data types. The ATP partnership leverages IO Informatics’ revolutionary intelligent multidimensional object (“IMO”), a mobile, extensible database record that transforms specific pieces or even parts of data into objects that scientists can describe, utilize, share, and relate to across application and database boundaries. The IMO will be applied to data accumulated through our proprietary Gene to Cell System™ approach to pharmaceutical and life science discovery. This suite of technologies is intended to increase the number and success rate of validated targets for product development by the pharmaceutical and other life sciences industries.
We have already successfully completed three technical milestones in this ATP grant. These consisted of the development, validation and analysis of two increasingly complex coherent data sets, and the production of prototype data coherence tools. The data sets were based on our investigation of liver injury in rats induced by acetaminophen, a common pain reliever. We are now in the final phase of this grant.
National Institute of Environmental Health Sciences
In September 2002, Icoria was awarded a five-year contract from the NIEHS for $23.8 million to provide microarray processing services and to participate in toxicology research with NIEHS and five university-based labs (Cooperative Research Members, or “CRM”s). Collectively, this is referred to as the Toxicogenomics Research Consortium (“TRC”). In April 2003, the NIEHS exercised an option in its existing contract with Icoria, providing for up to an additional $8.4 million for toxicogenomics studies specifically earmarked for Icoria to perform research for the National Toxicology Program (“NTP”). Data generated from this toxicogenomics research will be included in the NTP’s program to better understand the effects of short and long-term exposures to chemicals. The data will become part of the Chemical Effects in Biological Systems (“CEBS”) database, a publicly accessible relational database that will contain information on the biological effects of chemicals and other agents and their mechanism of action.
As a Cost Reimbursement Plus Fee Contract, our ability to recognize revenues from the NIEHS contract has been wholly dependent upon the pace of work provided to us by the NIEHS. Our past revenue performance was reflective of a brisk pace of research by the NIEHS and the Toxicogenomics Research Consortium (TRC). During the third quarter of fiscal year 2006 we experienced a slowdown in the pace of work, in part due to leadership changes at the NIEHS. We anticipate that this slowdown will persist until research priorities within the NIEHS are fully implemented. We further anticipate that the full value of this contract will be recognized as revenue.
Pioneer Hi-Bred
In December 2003, we signed a three-year $9 million contract with Pioneer Hi-Bred International, Inc. (“Pioneer”), a subsidiary of E. I. DuPont de Nemours and Company, to identify plant genes that influence important crop traits for use in Pioneer’s crop variety development program. We have realized $7.8 million in revenue from the contract as of March 31, 2006. For this collaboration, Icoria will use its high throughput GeneFunction Factory® platform (licensed back to Icoria under the asset sale agreement with Monsanto) to analyze genes in Arabidopsis thaliana, a model organism, and identify those genes that will enable Pioneer to accelerate the product breakthroughs and improvements it brings to its customers worldwide. We intend to satisfy the contract, realize its full value, and allocate revenues generated towards our new goals.
COMPETITION
IVD Testing
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
Genaissance
There is significant competition among entities attempting to use genomic variation data and informatics tools to develop and market new and existing medicines as well as provide pharmacogenomics and molecular services. We expect the intensity of the competition to increase. We face, and will continue to face, competition from numerous pharmaceutical, biotechnology and diagnostic companies, both in the U.S. and abroad. Entities such as Perlegen Sciences, deCODE genetics, and the International HapMap Project have developed or plan to develop databases containing gene sequence, genomic variation or other genomic information and are marketing or plan to market their data to pharmaceutical and biotechnology companies or plan to make their databases freely available. In addition, numerous pharmaceutical and biotechnology companies, such as GlaxoSmithKline plc, either alone or in collaboration with our competitors, are developing genomic research programs that involve the use of information that can be found in these databases. Furthermore, companies, such as deCODE genetics, Inc., have technologies for using genetic variation in diagnostics and in the drug development process and have collaborations with companies employing these technologies. In order to compete successfully against existing and future entities, we must demonstrate the value of our HAP Technology and that our informatics technologies and capabilities are superior to those of our competitors. Some of our competitors have greater resources and informatics development capabilities than do we. Therefore, our competitors may succeed in identifying an association between a phenotype and gene variation and applying for patent protection more rapidly than we do.
We also face competition in our GLP compliant and/or research sequencing, genotyping and associated pharmacogenomics and molecular services from individual researchers at laboratories within institutions such as the National Institutes of Health, who are capable of performing the work themselves, to core laboratories inside companies such as Amgen Inc., GlaxoSmithKline and Pfizer, Inc. Core laboratories can exist either in an academic or government setting or within a medium to large company, which can provide services at a much-reduced rate due to subsidizing of overhead expenses. We also face competition from several companies and new entrants in the genomics services market attempting to copy our footprint by offering DNA sequencing, genotyping and/or related molecular biology services. Some of these companies include SeqWright, Agencourt, GeneSeek, GeneService, Sequenom, core laboratories, pharmaceutical companies and others.

Additional companies we compete with in the genetic testing arena include full service laboratories (Quest, LabCorp), reference labs (such as Specialty, Kimball and Athena) and IVD Manufacturers (Roche, ThirdWave, and others).
We expect that our ability to compete will be based on a number of factors, including:
•	our ability to attract and retain customers;

•	our ability to commercialize our intellectual property and the intellectual property we in-license including vilazodone;

•	our ability to attract and retain qualified personnel;

•	the ability of our customers to develop and commercialize genetic testing products based upon our HAP Technology;

•	our ability to secure and protect our HAP Technology for commercialization programs and internal use;

•	our ability to lower our direct cost for the provision of pharmacogenomics and molecular services and bring new higher margin products to market

•	our ability to protect against unauthorized use of our HAP Technology under various intellectual property laws and contractual obligations;

•	our ability to grow our business in agricultural and other genotyping;

•	the wide breadth of custom molecular and pharmacogenomics services we offer through our four facilities;

•	our ability to expand into new territories; and

•	our ability to invest in new technologies and information technology and services.
Icoria
We faced intense competition in the different market segments we were pursuing and we continue to face such competition to the extent we are pursuing efforts in the growing healthcare industry. Our potential competitors include specialized biotechnology companies, internal research and development efforts of pharmaceutical companies, diagnostic companies, academic and private research institutions and government agencies. Many of our competitors have significantly larger financial, technical and personnel resources than we do, which may allow them to have a competitive advantage.
A number of our competitors are developing technologies and products to improve research and development productivity. If these competitors partner or commercialize their technologies or products before we do, they could render our technologies and products obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields. We expect that competition will increase as technical advances in genomics, metabolomics and data integration/coherence are made and become more widely known.
In biomarker and drug target discovery, our competitors include SurroMed, Inc., Metabolon, Inc. and BG Medicine, Inc., among others. In quantitative tissue analysis, our competitors include LifeSpan Biosciences. In microarray services, our competitors include Gene Logic, Inc., Expression Analysis, Ambion, Inc., among others. While we will not expand our agriculture business beyond our existing contracts, our current competitors include Exelixis, Inc., Ceres, Inc., Mendel Biotechnology, Inc., and Crop Design.
OTHER BUSINESS MATTERS
Government Regulation
IVD Testing
Where necessary, we obtain government approval to market our products and may have to obtain prior approval from certain European regulatory bodies or the FDA to market products that we develop. In the U.S., certain of our products are classified as medical devices under the Federal Food, Drug and Cosmetics Act. As such, when these products are offered for sale in the United States, these products are subject to regulation by the FDA. In Europe, we are subject to EN13485 and CE (Conformité Européne) marking and IVD registration requirements. The cost of obtaining approvals for new products may be high and the process lengthy, with no assurance that new product approvals will be obtained.
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
Genaissance and Icoria
Regulation by governmental entities in the United States and other countries will be a significant factor in the development, manufacturing and marketing of any product that our customers or we develop. Various federal and, in some cases, state statutes and regulations govern or influence the manufacturing, safety, labeling, storage, record keeping, performance and marketing of human therapeutic and diagnostic products or services. The extent to which these regulations may apply to our customers or to us will vary depending on the nature of the product or service.
In March 2005, the FDA issued guidance that encourages pharmaceutical and biotechnology companies to use pharmacogenomics during the drug development process and clarifies how the data should be submitted to FDA and how FDA will evaluate it. Virtually all of the pharmaceutical products being developed by our customers will require regulatory approval by governmental agencies prior to commercialization. In particular, the FDA and similar health authorities in foreign countries will impose on these products an extensive regulatory review process before they can be marketed. This regulatory process typically involves, among other requirements, preclinical studies, clinical trials and often post-marketing surveillance of each compound. This process can take many years and requires the expenditure of substantial resources. Delays in obtaining marketing clearance could delay the commercialization of any therapeutic or diagnostic products developed by our customers, impose costly procedures on our customers’ activities, diminish any competitive advantages that our customers may attain and lessen our potential royalties. Any products our customers develop may not receive regulatory approval in a timely fashion or at all.
The FDA regulates human therapeutic and diagnostic products in three broad categories: drugs, biologics and medical devices. Products developed using our technologies could potentially fall into any of these three categories or into a category combining two or more of these product types.
The FDA generally requires the following steps for pre-market approval of a new drug or biologic product:
•	preclinical laboratory and animal tests;

•	submission to the FDA of an investigational new drug application, which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication;

•	submission to the FDA of a new drug application (“NDA”) if the FDA classifies the product as a new drug, or a biologic license application (“BLA”) if the FDA classifies the product as a biologic; and

•	FDA review of the NDA or BLA in order to determine, among other things, whether the product is safe and effective for its intended uses.

The FDA classifies medical devices, which include diagnostic products, as class I, class II or class III, depending on the nature of the medical device and the existence in the market of any similar devices. Class I medical devices are subject to general controls, including labeling, pre-market notification and good manufacturing practice requirements. Class II medical devices are subject to general and special controls, including performance standards, post-market surveillance, patient registries and FDA guidelines. Class III medical devices are those which must receive pre-market approval, (“PMA”) by the FDA to ensure their safety and effectiveness, typically including life-sustaining, life-supporting, or implantable devices or new devices, which have been found not to be substantially equivalent to currently marketed medical devices. It is impossible to say at this time which of these categories will apply to any diagnostic product incorporating our technologies.
Before a new device can be introduced into the U.S. market, it must, in most cases, receive either pre-market notification clearance under section 510(k) of the Food, Drug, and Cosmetic Act or approval pursuant to the more costly and time-consuming PMA process. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, laboratory and animal studies. A section 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed class I or class II medical device or a class III medical device for which the FDA has not called for PMAs. While less expensive and time-consuming than obtaining PMA clearance, securing section 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a lengthy substantive review.
Even if regulatory clearance is obtained, a marketed product and its manufacturer are both subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, which could reduce our revenue sources and hurt our financial results, in addition to exposing us to product liability claims. Violations of regulatory requirements at any stage during the process, including preclinical studies and clinical trials, the review process, post-marketing approval or in manufacturing practices or manufacturing requirements may result in various adverse consequences to us, including:
•	the FDA’s delay in granting marketing clearance or refusal to grant marketing clearance of a product;

•	withdrawal of a product from the market; or

•	the imposition of civil or criminal penalties against the manufacturer and holder of the marketing clearance.
Generally, similar regulatory requirements apply to products intended for marketing outside the United States.
We use DNA isolated from clinical samples from individuals in developing our intellectual property consisting of HAP Markers and HAP Marker associations. In some cases, a CRO with which we have a contract collects these blood samples with accompanying personal and medical information about each individual. In other cases, we contract directly with clinical sites to collect the samples plus personal and medical information without the assistance of a CRO. Our CRO may prepare, subject to our approval, the sample collection protocol and the patient informed consent form, and may identify the clinical sites which collect the samples. The individual clinical sites recruit the patients for each clinical study and, following the study protocol, explain and obtain the signed and witnessed informed consent documents from each patient. The informed consent form includes the patient’s authorization to use the patient’s sample and data derived from it for developing commercial products. Our contract with the CRO and contracts with individual clinical sites require an independent institutional review board to approve the study protocol, the patient informed consent form and the transmission of the samples to us. Either we do not know the identity or we have in place procedures to maintain the confidentiality of any of the individuals from whom we receive clinical samples. We believe that these procedures comply with all applicable federal, state and institutional regulations.
While the FDA does not currently regulate our genotyping facility, CLIA defines standards that constitute good clinical laboratory practice. Although this is a federal law, each state is responsible for administering the statute. The state of Connecticut issued a CLIA license for our facility in New Haven and the state of North Carolina issued a CLIA license for our facility in Research Triangle Park. Both of these facilities can provide clinical genetic test results in support of therapeutic or medical interventions. A CLIA-licensed clinical laboratory can be inspected by the state at any time to insure that we are in compliance with CLIA regulations.
In addition, in June 2004, APHIS, a division of the US Department of Agriculture (“USDA”), approved our high-throughput genotyping facility in New Haven, Connecticut, to genotype sheep to determine their susceptibility to scrapie under National Scrapie Eradication Program (“NSEP”). We subsequently began processing samples under a contract that the USDA awarded to us as part of NSEP.
Due to the home-brew genetic testing component of our business, such as our FAMILION Test, we routinely receive protected health information (“PHI”). PHI is health information that can be used to identify an individual, such as a person’s name, Social Security Number, telephone number, and address. We are required under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) to maintain the privacy of PHI, and we are committed to doing so.
Intellectual Property
IVD Testing
We do not believe that our IVD testing business, as a whole, is or will be materially dependent upon the protection afforded by patents, and a substantial majority of our revenues in this segment is attributable to products without patent protection.
Genaissance
We rely on patents, trade secrets, non-disclosure agreements, and copyrights to protect our proprietary technologies and information. In addition, our goal is to license to third parties certain components of our intellectual property that is peripheral to our core products and services.
As of March 31, 2006, we have a patent estate consisting of nine issued U.S. patents, 25 pending U.S. patent applications, nine pending international patent applications filed under the Patent Cooperation Treaty, and 13 pending foreign patent applications. Two of the issued U.S. patents are co-owned: one by Duke University and another by the University of Cincinnati. We have also exclusively in-licensed rights under a variety of issued patents and pending patent applications, including one issued U.S. patent owned by Yale University; one issued U.S. patent owned by St. Jude Children’s Research Hospital; one issued U.S. patent owned by Vanderbilt University; 12 issued U.S. patents, six pending U.S. patent applications, five issued foreign patents, and 12 pending foreign patent applications, owned by the University of Utah; six issued U.S. patents, four pending U.S. patent applications, 46 issued foreign patents, and 185 pending foreign patent applications, owned by Merck KGaA.
The patents and patent applications that we own, or under which we have exclusively licensed rights, are directed generally to:
•	vilazodone, our lead therapeutic product;

•	detection of familial Long QT Syndrome;

•	detection of drug-induced Long QT Syndrome;

•	associations between genetic markers and drug response (efficacy and safety) and disease endpoints, specifically including clozapine-induced agranulocytosis, thiopurine metabolism, statin response, and progression and onset of Alzheimer’s disease; and

•	components of our DecoGen Informatics System, including the processes for assembling genetic markers and for determining clinical associations

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures, including confidentiality agreements that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property.
Icoria
We seek U.S. and foreign patent protection for major components of our technology platforms. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio. As of March 31, 2006, we have a patent estate consisting of 23 issued U.S. patents, 31 pending U.S. patent applications, three pending international patent applications filed under the Patent Cooperation Treaty, and nine pending foreign patent applications, some of which are subject to rights that we have granted to various collaborators and development partners. We have also exclusively in-licensed from Remes Biomedical Ltd. rights under each of a U.S. patent, a European patent, and a U.K. patent.
We have applied, and intend to make additional applications, for patent protection for:
•	key elements, processes and supporting technologies in our biochemical profiling platform;

•	methods relating to phenotype analysis, gene expression profiling, metabolic profiling and other methods for biomarker discovery and pathway analysis;

•	bioinformatic technologies;

•	function specific patterns of gene expression we identify; and

•	individual genes and targets we discover.
In addition, patent law relating to the scope of claims in the technology field in which we operate is still evolving. The extent of future patent protection is uncertain. In particular, we are aware of several groups that are attempting to identify and patent biomarkers and related methods. There is substantial uncertainty regarding the possible patent protection for biomarkers. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies, and if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.
We are aware of a number of U.S. patents and patent applications and related foreign patents and patent applications owned by third parties relating to biomarkers and related methods. These other technologies may provide third parties with competitive advantages over us and if successfully commercialized by these third parties may hurt our business. In addition, some third party patent applications contain broad claims, and it is not possible to determine whether or not applicants will narrow such claims during prosecution or whether patent offices will allow and issue patents on such claims, even if such claims appear to cover prior art or have other defects. An owner or licensee of a patent in the field may threaten or file an infringement action and we may or may not prevail in any such action. The cost of defending an infringement action may be substantial, which could significantly increase our expenses and increase our losses. Furthermore, other patent holders may not grant us required licenses on commercially viable terms, if at all. Failure to obtain any required license could prevent us from utilizing or commercializing one or more of our technologies or related products.
Such patents may include claims relating to novel biomarkers and related methods identified or developed through our discovery programs. We may not be able to obtain meaningful patent protection for our discoveries; even if patents are issued, the scope of the coverage or protection they would afford is uncertain. Failure to secure such meaningful patent protection would endanger our competitive position.

Warranty and Product Liability
Substantially all of our instrumentation products in our IVD businesses are covered by a warranty for workmanship which is generally for a period of 12 months from installation. Reagents, electrodes and other consumables have varying length warranties depending upon the expected life of the product.
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
Backlog
At March 31, 2006, our instrumentation backlog (or order book) in the Clinics and Small Hospitals segment totaled approximately $6.3 million as compared to $3.6 million at March 31, 2005. We expect the backlog to be fulfilled by shipments during the first half of fiscal 2007. The backlog at March 31, 2005 was primarily related to one large order which was fulfilled by the second quarter of fiscal 2006. Backlog in our POL segment is limited because products are shipped shortly after orders are received. Backlog in our molecular services segment totaled approximately $7.3 million at March 31, 2006; it is expected to be fulfilled by second quarter of fiscal 2008.
Seasonality
Our second fiscal quarter includes the months of July, August and September. Our European facility normally closes its operations for two weeks during this period and medical practices in the U.S. also experience a decline in voluntary procedures such as examinations, which results in a decline in testing. Consequently, we may experience a decline in revenue and net income from first fiscal quarter levels during our fiscal second quarter, reflecting this slowdown in business activity. This seasonality is expected to effect only the second fiscal quarter.
Employees
The Company had 472 full-time and equivalent employees as of March 31, 2006. Of this total, approximately 314 employees are employed in the United States, 134 are employed in Europe and 24 are employed in Australia and New Zealand.
Environmental Matters
We do not believe that compliance with Federal, state or local regulations relating to the protection of the environment has any material effect on our financial or competitive position.

Significant Customers
During fiscal 2006, sales of scientific and blood analysis equipment and reagents to one significant customer amounted to approximately 13% of consolidated revenues. Approximately 6% of accounts receivable at March 31, 2006 were receivable from this customer.
During fiscal 2005, sales of scientific and blood analysis equipment to two significant customers amounted to approximately 16% and 11%, respectively, of consolidated revenues. Approximately 22% of accounts receivable at March 31, 2005 were receivable from these two customers.
During fiscal 2004, sales of scientific and blood analysis equipment to two significant customers amounted to approximately 14% and 13%, respectively, of consolidated revenues.
ITEM 1A. RISK FACTORS
Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Clinical Data:
Risk factors relating to our business and operations
We do not have sufficient cash resources available to fund our current level of activities through the end of the third quarter of fiscal 2007 and beyond, including our Phase III clinical trial program for our lead product candidate, vilazodone. Over the near-term, we will need to satisfy substantial capital requirements to pursue our development and commercialization strategies and to further optimize operations.
At currently projected rates of expenditure, we believe that additional funding will be required to operate the Company and its new subsidiaries through the end of the third quarter of fiscal 2007, including the funding of Phase III clinical trials for our lead drug candidate, vilazodone. Although we completed a private placement of our common stock of approximately $17.0 million in June 2006, there can be no assurance that any future equity or other fundraising would be successful. A general lack of market interest in providing further financing to life sciences companies could have a material adverse effect on our ability to raise funds. If we do secure additional capital through a public or private equity offering, dilution to our then existing shareholders may result.
If we are unable to secure additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our programs. We may also be forced to license compounds or technology to others that we would prefer to develop internally until a later, and potentially more lucrative, stage. If we are required to raise additional funds through collaborations and other licensing arrangements, we may have to relinquish our rights to some of our technologies or grant licenses on unfavorable terms.
Over the near-term, our future capital requirements to continue the development and enhancement of our technologies, capture market share, in license and develop genetic tests and to seek to complete the commercialization of our drug candidates will be substantial and will be influenced by many factors. Such factors include the amount of milestone payments which we may receive under collaboration, licensing or other agreements, the progress and cost of research and development projects, especially the Phase III program for vilazodone, our lead product candidate, and expenses which may be required for the filing, defense and enforcement of patent rights. If we are unable to secure adequate financing over the near-term, we will not be able to pursue our product development and commercialization strategies as currently planned.

We are currently seeking a partner with which to design and conduct a Phase III clinical program for vilazodone, as we have neither the experience necessary nor sufficient cash to complete such a clinical program.
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
Our biopharmaceutical or diagnostic product candidates must undergo rigorous clinical trials and regulatory approvals, which could substantially delay or prevent their development or marketing.
Any biopharmaceutical and some of our diagnostic products that we develop will be subject to rigorous clinical trials and an extensive regulatory approval process implemented by the FDA and analogous foreign regulatory agencies. This approval process is typically lengthy and expensive, and approval is never certain. Positive results from pre-clinical studies and clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We do not know when, or if, our current clinical trials for vilazodone will be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions we are investigating. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.
Because of the risks and uncertainties in biopharmaceutical development, products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:
•	we must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

•	we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

•	data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approvals.
Regulatory authorities may delay, suspend or terminate clinical trials at any time if they believe that the patients participating in trials are being exposed to unacceptable health risks or if they find deficiencies in the clinical trial procedures. In addition, our or our collaborators’ failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.
We initiated a pivotal Phase III clinical trial of vilazodone for the treatment of depression in February 2006. We will need to complete this Phase III trial before filing an NDA for marketing approval of this product in this indication; we believe the NDA could be filed by the first half of calendar 2009. This clinical trial may be delayed for any of the reasons described above, and may take longer than anticipated to initiate and/or to complete.

We recently acquired both Genaissance Pharmaceuticals, Inc. and Icoria, Inc., each of which has historically incurred significant net losses, and we expect to incur net losses for some time.
On December 20, 2005, we completed the acquisition of Icoria, which has a history of incurring net losses, and had an accumulated deficit of approximately $106.3 million as of December 20, 2005. Genaissance, which we acquired on October 6, 2005, had an accumulated deficit of approximately $244.0 million as of October 6, 2005. We expect that as a result of combining our operations with those of our recently acquired subsidiaries, we will continue to incur net losses, that it is possible that we may never generate sufficient revenue to become profitable and that we may not sustain profitability if we do become profitable.
We are entering into new business areas and may not have the expertise, experience and resources to pursue all of our businesses at once.
Individually, each of Clinical Data, Genaissance, Genome Express and Icoria has had experience in their respective areas of expertise, but we have never pursued all of the facets of these businesses at once. As a result, we may not have the experience, the appropriate expertise, or the resources to pursue all businesses in our combined company and we may discover that some of the new facets of the combined business are not what we previously believed and are not financially viable.
Due to recent merger activity, it may be more difficult to obtain additional financing at favorable terms, if at all.
Because we have not been tested as an integrated enterprise, and as a combined company we have a significant history of losses, it may be more difficult to encourage investment in our company through public and additional private stock offerings, arrangements with corporate partners, credit facilities or from other sources. We may never realize enhanced liquidity in the public markets because the overhang in the public markets as a result of recent merger transactions may dissuade new investors.
We may be unable to integrate successfully the businesses of Genaissance, Genome Express and Icoria with our own business.
During fiscal year 2006, we consummated mergers with Genaissance, Genome Express and Icoria. This integration of all these businesses with our own will require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations. We may find it difficult to integrate simultaneously the operations of Genaissance, Genome Express and Icoria. We have employees widely dispersed across our operations in Massachusetts, Rhode Island, Connecticut, California, Texas, North Carolina, Pennsylvania and other domestic and foreign locations, which will increase the difficulty of integrating operations. Genaissance, Genome Express and Icoria personnel may leave their respective companies or our combined company because of the acquisitions. Genaissance, Genome Express and Icoria customers, distributors or suppliers may delay or defer purchasing decisions, terminate their arrangements with the respective company or our combined company or demand amended terms to these arrangements. Any of these actions by customers, distributors or suppliers could adversely affect our business. The challenges involved in this integration include, but are not limited to, the following:
•	retaining existing customers and strategic partners of each company;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

•	preserving the value of various research and development, collaboration, distribution, manufacturing and other important relationships;

•	coordinating the headquarter operations of Genome Express in France, as well as its research and development facilities in France, which are geographically distant from the operations of our corporate headquarters and most of our subsidiaries in the United States;

•	effectively managing the diversion of management attention from business matters to integration issues;

•	combining product offerings and incorporating acquired technology and rights into product offerings effectively and quickly;

•	integrating sales efforts so that customers can do business easily with us;

•	coordinating and combining international operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations;

•	persuading employees that the business cultures of Clinical Data, Genaissance, Genome Express and Icoria are compatible;

•	effectively offering products of Clinical Data, Genaissance, Genome Express and Icoria to each other’s customers;

•	anticipating the market needs and achieving market acceptance of Clinical Data, Genaissance, Genome Express and Icoria products;

•	bringing together the companies’ marketing efforts so that the industry receives useful information about the acquisitions and customers perceive value in our products; and

•	developing and maintaining uniform standards, controls, procedures, and policies.
Our acquisition of Genome Express, and our mergers with Genaissance and Icoria may fail to achieve expected beneficial synergies.
Clinical Data acquired Genome Express with the expectation that the acquisition will result in beneficial synergies, such as cost reductions and a broader suite of products and services to offer to our current and targeted customers. We also expect to achieve similar beneficial synergies in our recently completed mergers with Genaissance and Icoria. Achieving these anticipated synergies and the potential benefits underlying our reasons for entering into the acquisitions will depend on the success of integrating all four companies’ businesses. It is not certain that we can successfully integrate Genaissance, Genome Express and Icoria in a timely manner or at all, or that any of the anticipated benefits will be realized. Risks from unsuccessful integration of all the companies include:
•	the potential disruption of ongoing business and distraction of our management;

•	the risk that it may be more difficult to retain key management, marketing, and technical personnel after the acquisitions;

•	the risk that costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated;

•	the risk that we cannot increase sales of our products; and

•	the risk that integrating and changing our businesses will impair our relationships with our existing customers and business partners.

Even if we are able to integrate operations, there can be no assurance that the synergies we hope for will be achieved or that integration of Genaissance, Genome Express or Icoria will not disrupt or eliminate such synergies. The failure to achieve such synergies could adversely affect our business and results of operations, including use of cash in operations.
Because a significant portion of our total assets will be represented by goodwill and other intangible assets that are subject to mandatory annual impairment evaluations, we could be required to write-off some or all of this goodwill and other intangibles, which may adversely affect our financial condition and results of operations.
We accounted for the acquisitions of Genaissance, Genome Express and Icoria using the purchase method of accounting. The purchase prices for these businesses were allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the respective mergers. The unallocated portions of the purchase prices were allocated to goodwill. Approximately 47.9% of our total assets at March 31, 2006 are goodwill and other intangibles, of which approximately $27.5 million are goodwill. In accordance with SFAS No. 142, goodwill is not amortized but is reviewed annually or more frequently if impairment indicators arise. The unamortized values of other intangibles are reviewed if certain conditions exist. When we perform future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.
The uncertainty of patent and proprietary technology protection may adversely affect us.
Our success will depend in part on obtaining and maintaining meaningful patent protection on our inventions, technologies and discoveries. Although a substantial majority of our POL and Clinics and Small Hospitals revenues are attributable to products without patent protection, our Genaissance and Icoria businesses and related technologies are more heavily reliant on such patent protection and we will have to address such issues. Our ability to compete effectively will depend on our ability to develop and maintain proprietary aspects of our technology, and to operate without infringing the proprietary rights of others, or to obtain rights from third parties, if necessary. Our pending patent applications may not result in the issuance of patents. Our patent applications may not have priority over others’ applications, and even if issued, our patents may not offer protection against competitors with similar technologies. Any patents issued to us may be challenged, invalidated or circumvented, and the rights created thereunder may not afford us a competitive advantage.
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
If we were sued for product liability, we could face substantial liabilities that may exceed our resources.
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
Any product that we, or our commercial partners may develop using the gene function, metabolomics, or biomarker information we provide, may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of these products or may be costly, any of which could seriously reduce our revenues or exceed our financial ability to meet such obligations.
Many of our new products that we or our commercial partners develop will likely undergo an extensive regulatory review process in the United States by the Food and Drug Administration or USDA, and by regulators in other countries before it can be marketed or sold. For example, the FDA must approve any drug, diagnostic or biologic product before it can be marketed in the United States. Genetic tests offered by the company may not be subject to this review. This review process can take many years and require substantial expense. In the future, we and our commercial partners may also be required to submit pre-market information to the FDA about food developed through biotechnology. Adverse publicity could lead to greater regulation and trade restrictions on imports and exports of genetically modified products. Changes in the policies of U.S. and foreign regulatory bodies could increase the time required to obtain regulatory approval for each new product.
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
If we are unable to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recoup product development costs, and our revenues and earnings may decline.
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
We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:
•	health care and other companies that manufacture laboratory-based tests and analyzers;

•	diagnostic and pharmaceutical companies;

•	molecular services business;

•	companies developing drug discovery technologies;

•	companies developing molecular diagnostic and genetic tests; and

•	companies developing point-of-care diagnostic and genetic tests.

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
In addition, several development-stage companies are currently making or developing products that compete with or will compete with our potential products. Competitors may succeed in developing, obtaining approval from the FDA, or marketing technologies or products that are more effective or commercially attractive than our current or potential products or that render our technologies and current or potential products obsolete. Competitors may also develop proprietary positions that may prevent us from successfully commercializing products.
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
Our ownership is concentrated among a small number of stockholders, including Randal J. Kirk, our Chairman, Mr. Kirk’s affiliates, and Israel M. Stein, M.D., our Executive Vice Chairman and Acting Chief Financial Officer. Together with Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates hold approximately 43.7% of our outstanding common stock as of June 16, 2006, after giving effect to the recently completed private equity placement transaction. Dr. Stein, Mr. Kirk and Mr. Kirk’s affiliates have a controlling block of our outstanding stock and are able to exert substantial control over various corporate matters. Notwithstanding such control, Mr. Kirk and Dr. Stein, as directors of Clinical Data, have fiduciary duties under Delaware law to all our stockholders. Delaware law also imposes certain additional fiduciary duties on Dr. Stein by virtue of his status as an officer of Clinical Data.

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
In order to finance any acquisitions or other ventures, or to enhance our working capital, we may need to raise additional funds through public or private equity or debt financings. In that event, we could be required to obtain financing on terms that are unfavorable to us and, in the case of equity or equity-linked financing, on terms that may result in dilution to our existing stockholders. If we cannot sell our securities or obtain additional financing on acceptable terms, we may not be able to:

•	expand our product line and service offerings;

•	hire and train new staff ;

•	increase our sales and marketing presence in existing and new markets; or

•	respond to competitive pressures or unanticipated requirements.
Our failure to do any of these things could seriously harm our financial condition by preventing us from being able to effectively grow our business or to take advantage of new business opportunities.
We are dependent upon an asset-based line of credit for certain of our working capital. That loan imposes conditions that could adversely affect us.
We used an asset-based line of credit to finance a portion of the assets we purchased from Elan. As of March 31, 2006, we had outstanding borrowings of $4.0 million under that line. This debt may adversely affect our future operations in several important ways, including the following:
•	our ability to obtain additional financing may be impaired;

•	if we do not satisfy the financial covenants in the loan agreement, we would be in default under our loan agreement and be required to immediately repay outstanding loan balances; and

•	because we do not have a fixed rate of interest for our loans, rising interest rates will increase our interest costs and reduce our earnings.
Our international operations and sales expose us to foreign currency exchange rate fluctuation risks.
The costs of importation of instruments and other products are subject to foreign currency fluctuations. In fiscal 2006, sales to customers outside the United States accounted for approximately 49.2% of our revenues. We anticipate that international sales will continue to account for a significant portion of our revenues. Most of our sales to international distributors are denominated in Euros. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be affected by changes in exchange rates. We cannot predict whether such gains and losses will be material, nor can we predict the effect of exchange rate fluctuations on our future operating results. We sometimes engage in limited, transaction specific, foreign currency hedging transactions to reduce our risk, but we cannot assure you that any such hedging transaction will allow us to avoid any currency exchange rate fluctuation risks.
Our international operations and sales expose us to political and economic risks.
Our international operations and reliance on international sales expose us to foreign political and economic risks, including:
•	regulatory approvals;

•	import and export license requirements and restrictions;

•	disruptions in international transport or delivery;

•	difficulties in collecting receivables; and

•	potentially adverse tax consequences.
If any of these risks materializes, our international sales could decrease and our foreign operations could suffer.
We are dependent upon certain key personnel.
We are highly dependent upon the principal members of our management, engineering and scientific staff, including Andrew J. Fromkin, our President and Chief Executive Officer, and Israel M. Stein, M.D., our Executive Vice

Chairman and Acting Chief Financial Officer. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts.
Our products require government approval to be marketed.
We have obtained or are in the process of obtaining all necessary government approvals to market our current products in the United States and the European Union. However, we will likely need to obtain approval of certain European regulatory bodies and the FDA to market many of the new products that we may develop or obtain the rights to distribute. Domestically, certain of our products are classified as medical devices under the Food, Drug and Cosmetics Act. As such, if and when these products are offered for sale in the United States, these products will be subject to continuing regulation and oversight by the FDA. The cost of obtaining such approvals may be high and the process lengthy, with no assurance that such approvals will be obtained.
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
CLIA extended Federal oversight to virtually all clinical laboratories by requiring that they be certified by the Federal government or by a Federally-approved accreditation agency. Pursuant to CLIA, clinical laboratories must meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with all tests classified as either high complexity, moderate complexity, or waived. We specialize in providing moderate complexity test products and consulting services for such testing, and POLs which purchase such products and services also require CLIA certificates to perform such testing. Any material change in the existing rules and regulations or the adoption of any new regulations could adversely affect us by making our customers less willing or able to remain in the business. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. The loss or suspension of a license, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) related to smaller labs could have a material adverse effect on our business.
We are further regulated by the HIPAA, as amended. HIPAA includes standards of practice for the protection of the privacy of individually identifiable health information. Failure to comply with HIPAA could result in significant fines and criminal liability. In addition, future changes in Federal, state or local regulations or policies (or in the interpretation of current regulations) could adversely affect our ability to sell products and services to POLs.
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
The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry, which includes our medical instrumentation, reagent and consulting services businesses, is intense and expected to increase as new products, technologies and services become available and new competitors enter the market. Our competitors in the United States, Europe and Pacific-Asia are numerous and include, among others, large, multi-national diagnostic testing and medical products companies. Our future success depends upon maintaining a competitive position in the development of products, technologies and services in our areas of focus in POLs and smaller clinical laboratories. Our competitors may:
•	develop technologies, products and services that are more effective than our products or services, or that render our technologies, products or services obsolete or noncompetitive;

•	obtain patent protection or other intellectual property rights that would prevent us from developing our potential products; or

•	obtain regulatory approval for the commercialization of their products more rapidly or effectively than we do.
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
As of March 31, 2006, our total assets included approximately $51.8 million of net intangible assets. Net intangible assets consist principally of (i) goodwill associated with acquisitions; (ii) costs associated with capitalized software; and (iii) purchased intangibles consisting of customer relationships, net of accumulated amortization. Goodwill is not being amortized while the purchased intangibles are being amortized over their estimated useful lives. Amortization of capitalized software is provided over the estimated useful life of the product, which is generally four years. Goodwill is tested, at a minimum, on an annual basis using December 31st as the annual measurement date for potential impairment by comparing the carrying value to the fair market value of the reporting unit to which the goodwill is assigned; as of March 31, 2006, approximately $6.3 million of the goodwill is assigned to the POL segment, $1.2 million to the clinics and small hospitals segment and the remainder is assigned to the molecular services segment. Amortizable intangibles, including capitalized software, are subject to impairment reviews when there are indications of impairment.
The fair value of our recorded intangibles can be impacted by economic conditions, market risks, and the volatility in the markets in which Clinical Data and its customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. The annual assessment of goodwill or the periodic impairment testing considerations may result in impairment charges or additional intangible asset write-offs, respectively, which could adversely affect our results of operations. As of December 31, 2005, the most recent evaluation date, there was no impairment of goodwill. Additionally, there were no indicators of impairment that would require an assessment of the impairment of our other intangible assets.
Risk factors relating to Clinical Data’s common stock
The price of our common stock is volatile and could cause investors to lose a substantial part of their investment.
The stock market in general and the stock prices of technology companies in particular, experience volatility, which has often been unrelated to the operating performance of any particular company or companies. Our common stock is lightly traded and its price could decline regardless of our company’s actual operating performance. Investors also could lose a substantial part of their investment as a result of industry or market-based fluctuations. If a more active public market for our common stock is not created, it may be difficult for stockholders to resell their shares. A number of additional factors also could cause the prevailing market prices of our common stock to fluctuate significantly and could adversely impact such prices and the ability of our company to raise additional equity capital. Such factors include but are not limited to the following:
•	the timing of our announcements or of our competitors’ announcements regarding significant products, contracts or acquisitions;

•	variations in results of operations;

•	changes in earnings estimates by securities analysts;

•	general economic and market conditions; and

•	sales of substantial amounts of our common stock into the public market, or the perception that such sales might occur.
If the average closing price of our common stock were to decline significantly, we may be required to issue in excess of 20% of our outstanding capital stock upon conversion of the Series A Preferred Stock we issued to the preferred stockholder of Genaissance in our recent merger with that company.
In our recent merger with Genaissance, we issued 484,070 shares of our Series A Preferred Stock to the holder of all of the preferred stock of Genaissance. As of March 31, 2006, the holder of our Series A Preferred Stock has converted 250,000 shares of our Series A Preferred Stock into shares of our common stock, leaving 234,070 shares of our Series A Preferred Stock outstanding. Our outstanding preferred stock is initially convertible into 234,070 shares of our common stock, or approximately 2.7% of our outstanding capital stock as of March 31, 2006. However, if our preferred stock remains outstanding until October 6, 2008, then and thereafter, the conversion price of the preferred stock will begin to float based on the public market price of our common stock, subject to a minimum conversion factor of one share of preferred stock for one share of common stock. According to the terms of our Series A Preferred Stock, after the third anniversary of the closing date of the Genaissance merger, on any given date of conversion, the conversion price will be equal to the average closing bid price of our common stock for the 10 consecutive trading days prior to such date of conversion. As a result, if the average closing bid price of the our common stock were to decline, the number of shares of our common stock into which our Series A Preferred Stock is then convertible would increase. If the average closing bid price of our common stock declines enough, it is possible that we would have to issue a number of shares of our common stock upon conversion of our series A preferred stock that would be greater than 20% of our then-outstanding capital stock. Such an event does not require additional stockholder approval, would have the effect of diluting your ownership of the Company and could result in the preferred stockholder exercising control over certain corporate decisions of the Company, which it previously did not have the ability to control or influence.
ITEM 2. PROPERTIES
As of March 31, 2006, we leased or subleased a total of approximately 262,000 square feet of office and laboratory space. The leased and subleased properties are described below:

	Approximate
	Square		Expiration
Location	Footage	Use	Date
One Gateway Center Newton, Massachusetts	6,700	Corporate office	7/31/2011

Two Thurber Blvd. Smithfield, Rhode Island	30,000	Office, research and development, ware-housing and distribution	6/30/2007

1075 W. Lambert Rd. Brea, California	33,000	Manufacturing and distribution	5/31/2010

5 Science Park New Haven, Connecticut	29,000	Office and laboratory	1/31/2010

100 Perimeter Park Drive, Morrisville, North Carolina	37,000	Office and laboratory	2/28/2015

100 Alexander Drive Research Triangle Park, North Carolina	50,000	Laboratory	11/18/2010

	Approximate
	Square		Expiration
Location	Footage	Use	Date
9441 West Sam Houston Parkway, Houston, Texas	15,000	Office and laboratory	12/31/2009

Van Rensselaerweg 4 Dieren, The Netherlands	35,000	Office, manufacturing and research and development	2/1//2008

11 chemin des Pres Meylan, France	1,100	Office and laboratory	7/31/2009

12 chemin des Pres Meylan, France	160	Laboratory	3/31/2011

via Balzilla 41/G/4 Forli, Italy	4,800	Office and manufacturing	10/7/2011

Hope End, Takeley United Kingdom	10,000	Office and laboratory	6/30/2014

38/5 Anella Way, Castle Hill New South Wales, Australia	10,000	Office, manufacturing and warehousing	8/31/2007
We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, such space will be available on commercially reasonable terms as needed.
ITEM 3. LEGAL PROCEEDINGS
We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at March 31, 2006, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the NASDAQ Stock Market (“NASDAQ”) under the symbol CLDA. The following table sets forth the range of high and low sale prices per share of our common stock for each quarter in fiscal 2006 and 2005 as reported by NASDAQ and the cash dividends paid with respect to the common stock.

	Sales Prices		Dividends
	High	Low	Paid
Fiscal Year Ended March 31, 2006

First Quarter	$22.00	$13.50	$0.04
Second Quarter	$24.71	$17.45	$0.00
Third Quarter	$23.73	$16.64	$0.00
Fourth Quarter	$25.87	$17.17	$0.00

Fiscal Year Ended March 31, 2005

First Quarter	$19.00	$11.00	$0.01
Second Quarter	$20.98	$13.50	$0.01
Third Quarter	$16.82	$12.50	$0.03
Fourth Quarter	$17.85	$11.41	$0.03
Holders of Common Stock
As of March 31, 2006, there were approximately 550 holders of record of our common stock.
Dividends
We have paid a quarterly dividend on each share of common stock during the period from March 2001 through June 2005. The payment of future dividends will be dependent upon financial results and other relevant factors to be considered by the Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
We have authorized common stock for issuance under equity compensation plans as follows as of March 31, 2006:
Equity Compensation Plan Information

	Number of securities to	Weighted average	Number
	be issued upon exercise	exercise price of	of securities
	of outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	612,000	$30.17	813,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	612,000	$30.17	813,000

The authorized plans are more fully described in Note 13 in the accompanying consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data have been derived from the Company’s audited historical consolidated financial statements, certain of which are included elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Products	$50,625	$49,808	$48,994	$15,870	$13,324
Services	18,123	6,592	3,526	—	—

Total revenues	68,748	56,400	52,520	15,870	13,324

Cost of revenues:
Products	33,289	32,901	34,160	10,929	8,936
Services	12,714	3,146	1,835	—	—

Total cost of revenues	46,003	36,047	35,995	10,929	8,936

Gross profit	22,745	20,353	16,525	4,941	4,388

Operating expenses:
Sales and marketing	7,696	5,455	5,321	1,618	1,362
Research and development	6,167	2,687	2,391	1,074	1,292
General and administrative	17,315	6,647	6,195	1,862	1,416
Purchased research and development	39,700	—	—	—	—

Total operating expenses	70,878	14,789	13,907	4,554	4,070

(Loss) income from operations	(48,133)	5,564	2,618	387	318

Interest expense	(667)	(208)	(240)	(30)	(17)
Interest income	211	76	72	49	61
Other income (expense), net	(40)	97	25	(33)	48

(Loss) income before provision for taxes and minority interest	(48,629)	5,529	2,475	373	410
Provision for income taxes	(2,232)	(2,118)	(287)	(243)	(141)
Minority interest	(20)	(16)	(17)	(14)	(11)

Net (loss) income	(50,881)	3,395	2,171	116	258
Preferred stock dividends	(97)	—	—	—	—
Preferred stock deemed dividend	—	—	(525)	—	—

Net (loss) income applicable to common stockholders	$(50,978)	$3,395	$1,646	$116	$258

Basic net (loss) income per share	$(8.54)	$0.77	$0.60	$0.06	$0.14

Diluted net (loss) income per share	$(8.54)	$0.75	$0.51	$0.06	$0.14

Cash dividends paid per share	$0.04	$0.07	$0.04	$0.04	$0.04

Weighted average shares:
Basic	5,969	4,389	2,746	1,847	1,818
Diluted	5,969	4,507	4,266	1,913	1,892

	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,225	$4,171	$1,800	$798	$1,776
Working capital	4,849	12,735	9,522	3,340	3,299
Total assets	108,227	39,146	38,318	11,198	8,812
Revolving credit facility	3,980	798	1,818	—	—
Notes payable and current portion of long-term debt and capital leases	3,929	501	54	29	7
Long-term debt and capital leases, net of current portion	7,063	1,929	176	24	15
Total stockholders’ equity	59,789	23,809	20,264	5,346	4,313
As described in above in Item 1 (see Company History), the Company has acquired several businesses which affect the comparability of the selected consolidated financial data. The following is a summary of the acquisitions affecting the comparability of the selected consolidated financial data:

Acquiree	Date of Acquisition	Corporate Location
Genome Express, S.A.	March 7, 2006	Meylan, France
Icoria, Inc.	December 20, 2005	Research Triangle Park, NC
Electa Lab s.r.l	October 7, 2005	Forli, Italy
Genaissance Pharmaceuticals, Inc.	October 6, 2005	New Haven, CT
Elan Diagnostics, Inc.	April 29, 2003	Smithfield, RI
Landmark Scientific, Inc.	April 29, 2003	Greensboro, NC
Group Practice Services Incorporated	April 29, 2003	Greensboro, NC
All of the acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations and balance sheet data of each acquiree listed above have been included in the Company’s consolidated financial statements from the date of acquisition only. These transactions are described in further detail in Note 3 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of financial condition and results of operations together with the “Selected Consolidated Financial Data” included in Item 6 above and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this document, particularly in the section entitled “Risk Factors.”
Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K are subject to risks, uncertainties and assumptions including, among other things:

•	our ability to raise the necessary capital to fund our operations and to develop and commercialize our products;

•	our ability to successfully design and conduct our planned clinical trials;

•	our ability to achieve expected synergies and operating efficiencies in our acquisitions, and to successfully integrate the operations, business and technology obtained in our acquisitions;

•	general economic and business conditions in our markets;

•	the impact of current, pending or future legislation and regulation of our businesses in the U.S. and abroad;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition; and

•	the impact of technological developments and competition.
In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K might not occur. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein because of new information, future events or otherwise.
Overview
Our business activities are reported in four operating segments: (i) molecular services, which is comprised of the recently acquired operations of Genaissance, Icoria and Genome Express (pharmacogenomic and molecular services segment); (ii) sales of diagnostic equipment, consumables and services to POLs (POL segment); (iii) sales of diagnostic equipment, consumables and services to small-to-medium-sized clinics, hospitals and laboratories (clinics and small hospitals segment); and (iv) all other activities, which includes corporate-related items, results of insignificant operations and income and expense not allocated to reportable segments.
As a result of the acquisitions of Genaissance on October 6, 2005 and Icoria on December 20, 2005, we believe we are now a worldwide leader in providing molecular services, pharmacogenomics, genetic testing and clinical diagnostics to improve patient care. Our molecular services segment is among the largest independent providers of pharmacogenomics and metabolomics services globally. Our genomic services are marketed to the pharmaceutical, biotech, clinical, academic, government and agricultural marketplaces. We are utilizing pharmacogenomics to develop genetic based tests and diagnostics and more efficacious therapeutics by finding genetic markers to guide drug development and utilization. Our therapeutic product, vilazodone for depression, is in Phase III clinical development.
Our future success in molecular services will depend in large part on maintaining a competitive position in the genomics field, a field that has undergone, and is expected to continue to undergo, rapid and significant change. In addition, the competition in the pharmacogenomic and molecular services market is intense and includes pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the U.S. and abroad. Our future success in this highly competitive market depends on our ability to demonstrate that our recently acquired technology platforms, know how, and informatics technologies and capabilities are superior to those of such competitors and our ability to advance technologies and genetic testing franchises. In addition, we must continue to contain costs and move toward profitability while growing revenues wherever possible.
Funding the continued development of vilazodone is another challenge that we face in our molecular services business. We currently do not have the cash reserves or the revenue from other sources to fund such development. In order to successfully commercialize this drug candidate, we will be required to either partner with a third party that has sufficient resources or raise capital through the sale of our debt or equity securities. Establishing a partnership with another company could have an impact on the future revenues we can expect to receive from vilazodone if we have to share some portion of such revenues with a development partner. Additionally, fund raising could serve to dilute our stockholders’ ownership of us.
We also face challenges with respect to our recent acquisitions. Integrating the operations and personnel of Genaissance and Icoria will require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations and will be a time-consuming and complex process. Given that both Genaissance and Icoria have a history of incurring significant net losses, we face the challenge of successfully integrating Genaissance and Icoria into businesses that will generate sufficient revenue to become profitable and will sustain profitability if they do become profitable and alleviating the need for ongoing capital raises.
With respect to our diagnostic instrumentation operations, revenues from clinical laboratory testing are anticipated to grow as a result of the aging of the population, increased healthcare awareness and expanding insurance coverage. The present focus, however, on greater efficiency in disease management and on reducing health care costs exposes our customers to a constant pressure to contain costs. Consequently, in order to remain competitive and gain market share in these growing markets, it is essential for us to continue to provide cost-effective technologies and services.
Competition in the medical products industry, which includes our diagnostic instrumentation, reagent and consulting services businesses, is intense and expected to increase as new products, technologies and services become available and new competitors enter the market. Our competitors in the United States, Europe and Asia-Pacific are numerous and include, among others, large, multi-national diagnostic testing and medical products companies. Our future success depends upon maintaining a competitive position in the development and distribution of products, technologies and services in its areas of focus in POLs and smaller clinical laboratories. In order to grow, gain market share and remain competitive, we must continue to introduce new products, technologies and services, and invest in research and development.
Financial Operations Overview
     Revenues. Our product revenues are generated primarily from the sale of diagnostic equipment, reagents and other consumables to POLs and small-to-medium sized clinics, hospitals and laboratories.
Our service revenues are generated primarily from (i) service fees, milestone achievements and deliveries of molecular services data and assays; (ii) maintenance services provided on diagnostic equipment sold by us; and (iii) laboratory management fees and consulting services provided to POLs and to small-to-medium size clinics, hospitals and laboratories.
     Cost of Revenues. Cost of product revenues primarily represent costs to purchase or manufacture the diagnostic equipment, reagents and consumables, including equipment, parts and other materials, salaries and related expenses for personnel, including stock-based compensation expenses, and manufacturing overhead costs, such as depreciation, rent, utilities and other facilities costs.
Cost of service revenues consist primarily of salaries and related expenses for personnel, including stock-based compensation expenses, laboratory expenses, depreciation, travel and facilities expenses, including rent, utilities and other facilities costs.
     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries, commissions and other related personnel costs, including stock-based compensation expenses, in our sales and marketing functions. Other costs primarily include advertising and promotion expenses, direct mailings, trade shows, facility costs and travel and related expenses. In the POL segment, sales and marketing expenses include the general sales and marketing expenses as discussed above, as well as costs for technical support and customer service.

     Research and Development Expense. Research and development expense consists primarily of expenses incurred in developing and testing products and product candidates, including salaries and related expenses for personnel, including stock-based compensation expenses, costs of materials, depreciation, rent, utilities and other facilities costs, fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials and costs of contract manufacturing services. We expense research and development costs as incurred.
     General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses, in our executive, finance, accounting, information technology and human resource functions. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services, including patent-related expenses.
     Purchased Research and Development Expense. Purchased research and development expense represents the value of the in-process research and development projects at Genaissance and Icoria that had not yet reached technological feasibility and had no alternative use at their dates of acquisition. Such costs were expensed in accordance with SFAS No. 141, Business Combinations – see Note 3 to the consolidated financial statements for the method and assumptions used to value the in-process research and development.
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under the revolving credit facility, notes payable and other debt financings and capital lease obligations. Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Other income (expense), net consists primarily of foreign currency gains (losses).
     Preferred Stock Dividends. Preferred stock dividends consists of dividends accrued on the outstanding shares of Series A Voting Convertible Preferred Stock (the “Series A Preferred Stock”) issued in connection with the acquisition of Genaissance on October 6, 2005. Dividends on outstanding shares are payable on January 5th and July 5th of each year, when and if declared by the Board of Directors. As of March 31, 2006, the cumulative dividends accrued on the Series A Preferred Stock totaled $42,000. The dividends are not payable until each dividend payment date.
Changes in Foreign Currency Rates
A portion of our balance sheet is denominated in Euros, the functional currency of our Dutch operations, and a minor portion of our balance sheet is denominated in Australian dollars. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements. The Euro strengthened against the U.S. dollar by 5.9% during fiscal 2006 and 18.2% during fiscal 2005 from the respective prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.
Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional value of $900,000 outstanding at March 31, 2006. The fair value of these instruments at March 31, 2006 was de minimis. Gains and losses related to these derivative instruments for fiscal 2006 and 2005 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, allowances for doubtful accounts, inventory, intangibles, goodwill, accrued expenses and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition – The Company’s revenues from the sale of diagnostic equipment and consumables are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from maintenance services on equipment is recognized ratably over the term of the maintenance agreement. Revenue from maintenance services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Revenues from consulting services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered. Along with the sale of products, training and installation services are provided to the end-user customer, and such revenues are recognized as the products are delivered or as service are provided, with all revenue measured using objective fair value.
Revenues from the molecular services segment are derived from licenses of intellectual property, commercial partnerships and government contracts and grants. Payments from commercial contracts are generally related to service fees, milestone achievements and deliveries of molecular services data or assays. Payments for service fees and milestone achievements are recognized as revenues on a progress-to-completion basis over the term of the respective contract, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Revenues recognized under the progress-to-completion method are calculated based on applicable output measures, such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable.
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
     Allowance for Doubtful Accounts – Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances of $1.2 million, $536,000 and $371,000 at March 31, 2006, 2005 and 2004, respectively, are periodically reviewed, analyzing the customers’ payment history and information known to us regarding customers’ credit worthiness. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Inventory Valuation – Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, when necessary, provisions for excess and obsolete inventories are provided. On an ongoing basis, we review the carrying value of the inventory and record an inventory impairment charge at such time as it is believed that the carrying value exceeds the inventory’s net realizable value. Such assessments are based upon historical sales, forecasted sales, market conditions and information derived from our sales and marketing professionals.
In addition, certain of our products are perishable, and in the event that the product is not sold before the expiration date, a full valuation reserve against such inventory is provided as soon as it is determined that the product is no longer marketable due to the expiration date. The product is then disposed and written off.
     Valuation of Intangibles – As discussed in Note 3 to the consolidated financial statements, we completed four business combinations during fiscal 2006 and three business combinations during fiscal 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the transactions have been accounted for based on fair value. As a result of the purchase price allocations, we recorded purchased total intangibles of $63.6 million and goodwill totaling $20.0 million in the molecular services segment, goodwill of $1.2 million in clinics and small hospitals segment and purchased intangibles of $1.5 million and goodwill totaling $6.3 million in the POL segment. The fair value of the purchased intangibles was determined by independent third-party appraisal based on either discounted probable cash flows or replacement costs. The interest rates used to discount the net cash flows to their present value were based on the Company’s weighted-average cost of capital ranging from between 16% and 27%. For a description of the purchased intangibles and their respective fair values, please see Note 3 to the consolidated financial statements. The fair value of our recorded intangibles can be impacted by economic conditions, market risks, and the volatility in the markets in which we and our customers operate.
In accordance with the requirements of SFAS No. 142, Goodwill and Intangible Assets, we perform an annual impairment test of the carrying value of goodwill using December 31 as our selected annual evaluation date. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. As of December 31, 2005, the most recent evaluation date, there was no impairment of such goodwill.
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
     Accrued Expenses – As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include contract service fees, such as amounts paid to clinical monitors, data management organizations, clinical sites and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of materials for clinical and non-clinical trials, and professional service fees. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high, and revenue may be overstated or understated to the extent such expenses relate to collaborations accounted for using the progress-to-completion method. The date on which specified services commence, the level of services performed on or before a given date and the cost of such services is often judgmental. We attempt to mitigate the risk of inaccurate estimates, in part, by communicating with our service providers when other evidence of costs incurred is unavailable.
     Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2006, we had federal tax net operating loss carryforwards, after limitation for the change in ownership, of $74.5 million, which expire starting in 2011, federal research and development credit carryforwards of $6.5 million and a net deferred tax assets of $140.8 million. We have recorded a valuation allowance of $141.1 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of a change in ownership; this occurred when we purchased Genaissance and Icoria.
Results of Operations
Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005
     Revenues Consolidated revenues increased $12.3 million, or 22%, from $56.4 million in fiscal 2005 to $68.7 million in fiscal 2006, of which approximately $12.1 million of the increase was generated by Genaissance and Icoria since their dates of acquisition.
Product revenues increased $817,000, or 2%, from $49.8 million in fiscal 2005 to $50.6 million in fiscal 2006. The increase was due primarily to increased sales in clinics and small hospitals.
Services revenue increased $11.5 million, or 175%, from $6.6 million in fiscal 2005 to $18.1 million in fiscal 2006. Revenues include $12.1 million for molecular services due to inclusion of the Genaissance and Icoria operations. Service revenues in the POL segment decreased approximately $600,000 due primarily to a change in the market for such services.
     Gross Profit Gross profit on product sales increased from 33% in fiscal 2005 to 34% in fiscal 2006. The increase was primarily due to improved pricing and cost control.
Gross profit from services revenues decreased from 52% in fiscal 2005 to 30% in fiscal 2006. The decrease was primarily due to the inclusion of Genaissance’s and Icoria’s services operations since acquisition. Service activities at Genaissance and Icoria generate lower gross margins than those in POLs and Clinics and Small Hospitals and Clinics.
     Sales and Marketing Expense Sales and marketing expenses increased $2.2 million, or 41%, from $5.5 million in fiscal 2005 to $7.7 million in fiscal 2006. The increase was due primarily to (i) the inclusion of approximately $1.3 million of sales and marketing expenses incurred by Genaissance and Icoria since their dates of acquisition and (ii) higher personnel costs and sales commissions related to increased sales in the Clinics and Small Hospitals segment and the promotion of new products in the POL segment. We expect the sales and marketing expenses to increase significantly over the next 12 months as we integrate and build our sales and marketing function for molecular services.
     Research and Development Expense Research and development expenses increased $3.5 million, or 129%, from $2.7 million in fiscal 2005 to $6.2 million in fiscal 2006. The increase was due primarily to the inclusion of approximately $3.4 million of research and development expenses incurred by Genaissance and Icoria since their dates of acquisition.

     General and Administrative Expense General and administrative expenses increased $10.7 million, or 161%, from $6.6 million in fiscal 2005 to $17.3 million in fiscal 2006. The increase was due primarily to the inclusion of approximately $8.6 million of general and administrative expenses incurred by Genaissance and Icoria since their dates of acquisition and to increased professional fees incurred primarily as a result of the recent mergers and other financing activities. We expect the general and administrative expenses to decrease over the next 12 months as we continue to integrate Genaissance and Icoria and increase operational efficiencies.
     Purchased Research and Development Expense Purchased research and development expenses of $39.7 million in fiscal 2006 represents the fair value of the in-process research and development projects at Genaissance of $36.3 million and at Icoria of $3.4 million at their dates of acquisition. Since the costs relate to projects that have not yet reached technological feasibility and have no alternative use at their dates of acquisition, the costs were expensed in fiscal 2006.
     Interest and Other Income (Expense), Net Interest expense increased $459,000 from $208,000 in fiscal 2005 to $667,000 in fiscal 2006 due primarily to increased borrowings under the revolving credit facility, additional capital leases to fund fixed asset purchases, debt assumed in the acquisition of Genaissance and Icoria and to higher average interest rates.
Interest income increased $135,000 from $76,000 in fiscal 2005 to $211,000 in fiscal 2006 due primarily to net proceeds of $11.9 million received from the private equity placement in November 2005 and to higher average interest rates.
Other income (expense), net of ($40,000) in fiscal 2006 and $97,000 in fiscal 2005 primarily represents foreign currency (losses) and gains.
     Provision For Income Taxes The effective tax rate was (4.6)% in fiscal 2006 compared to 38.3% in fiscal 2005. Although we incurred a loss in fiscal 2006, the in-process research and development expense is not tax deductible in the United States and no tax benefit was recorded on the operating losses in the United States as the deferred tax asset may not be realized. In addition, we recorded a tax provision for the income from our foreign operations. The fiscal 2005 effective rate represents the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes payable in the United States. We expect that for the forseeable future that we will not be able to benefit from our losses in the U.S.
     Preferred Stock Dividends Preferred stock dividends of $97,000 represent dividends accrued and / or paid during fiscal 2006 on the Series A Preferred Stock issued in connection with the acquisition of Genaissance.
Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004
     Revenues Consolidated revenues increased $3.9 million, or 7%, from $52.5 million in fiscal 2004 to $56.4 million in fiscal 2005.
Product revenues increased $800,000, or 2%, from $49.0 million in fiscal 2004 to $49.8 million in fiscal 2005. The increase was due primarily to a sales mix more heavily weighted to higher priced equipment and to favorable changes in foreign exchange rates..
Service revenues increased $3.1 million, or 87%, from $3.5 million in fiscal 2004 to $6.6 million in fiscal 2005 due primarily to offering in-house field services to customers versus customers contracting with a third-party for those services, and to favorable changes in foreign exchange rates.
     Gross Profit Gross profit on product sales increased from 30% in fiscal 2004 to 33% in fiscal 2005. The increase was primarily due to a favorable sales mix of higher-margin instruments and to an unusually low margin in fiscal 2004. The low margin in fiscal 2004 was primarily due to a $1.7 million charge to cost of sales relating to the write-up of the inventory acquired in the April 2003 mergers to fair value. In accordance with purchase accounting, this charge was due to the elimination of the manufacturing profit on the acquired inventories.
Gross profit from services revenues increased from 48% in fiscal 2004 to 52% in fiscal 2005 due primarily to the absorption of certain fixed expenses, including the costs of quality control, service and associated overhead costs over a larger revenue base.
     Research and Development Expense Research and development expenses increased approximately $296,000, or 12.4%, from $2.4 million in fiscal 2004 to $2.7 million in fiscal 2005. The increase in research and development expense was due primarily to (i) the amortization of prior years’ costs on certain projects in the Clinics and Small Hospitals segment previously capitalized per SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”, as the level of activity decreased in fiscal 2005 and (ii) an increase in activity associated with the development of new POL products.
     Sales and Marketing Expense Sales and marketing expenses increased $134,000, or 2.5%, from $5.3 million in fiscal 2004 to $5.4 million in fiscal 2005. The sales and marketing expenses in the Clinics and Small Hospitals segment increased approximately $508,000 in fiscal 2005 due primarily to the retention of a sales agent in China and to increased marketing activities such as advertising. Sales and marketing costs decreased approximately $374,000 in fiscal 2005 in the POL segment due to lower advertising costs and fewer marketing programs.
     General and Administrative Expense General and administrative expenses increased approximately $452,000, or 7.3%, from $6.2 million in fiscal 2004 to $6.6 million in 2005. The general and administrative expenses in the Clinics and Small Hospitals segment increased approximately $380,000 primarily due to changes in foreign currency exchange rates and an increase in bad debt expense as the allowance for doubtful accounts was increased to cover one customer whose financial condition was deteriorating. Sales and marketing costs increased approximately $72,000 in the POL segment in fiscal 2005 due to an increase in finance personnel and related employee benefit expenses and expenses incurred in preparation for Sarbanes-Oxley Section 404 compliance.
     Interest and Other Income (Expense), Net Interest expense decreased $32,000, or 13%, in fiscal 2005 due to a lower outstanding balance under the revolving credit facility, partially offset by an increase in the levels of long term debt and the capital lease obligations. Interest income in fiscal 2005 approximated the prior year’s amount.
Other income (expense), net of $97,000 in fiscal 2005 and $25,000 in fiscal 2004 primarily represents foreign currency (losses) and gains.
     Provision for Income Taxes The effective rate was 38.3% in fiscal 2005 versus 11.6% in fiscal 2004. The effective rate in fiscal 2005 represents the federal statutory rate with adjustments for the foreign tax rate differentials and state taxes payable in the United States. The effective rate in fiscal 2004 was favorably impacted by the reversal of previously established valuation allowances on domestic net operating loss carryforwards as such net operating losses were deemed to be realizable beginning in 2004.
As a result of the factors described above, net income increased from $2.2 million in fiscal 2004 to $3.4 million in fiscal 2005.
Liquidity and Capital Resources
We had cash and cash equivalents of $7.2 million at March 31, 2006. We generated net cash flow of $3.0 million during 2006 as compared to $2.4 million in fiscal 2005. The increased net cash flow in fiscal 2006 was primarily due to the issuance of common stock and other equity instruments and to borrowings under debt financing arrangements.

Our acquisitions in fiscal 2006 were completed by the issuance of an aggregate of 3,039,698 shares of common stock, 484,070 shares of preferred stock, the assumption of 428,331 common stock warrants, the assumption of 391,965 common stock options and approximately $2.1 million in cash and loans. In addition, on November 17, 2005, we sold 614,405 shares of our common stock and warrants to purchase an additional 307,203 shares of common stock, for $11.9 million, net of associated costs of $83,000, to certain qualified institutional buyers and accredited investors, including certain members of our board of directors. The unit price was $19.5625, which equaled the closing bid price of our common stock on NASDAQ on the Closing Date, plus $0.0625 per share. The exercise price of the warrants is $23.40, equaling a twenty percent premium on the closing bid price of the common stock on NASDAQ on the Closing Date. The warrants are exercisable beginning May 17, 2006 through the close of business on May 17, 2011. On February 6, 2006, we provided notice to the holders of the warrants that we were accelerating the initial exercise date of the warrants for a period limited to five days beginning at 12:00PM on February 6, 2006, and ending at 5:00PM on February 10, 2006. During this period, certain warrant holders exercised their right to purchase 153,355 shares of our common stock, resulting in additional gross proceeds to us of approximately $3.6 million.
During 2006, we borrowed approximately $3.9 million under our revolving credit facility and other debt arrangements, including capital leases. During fiscal 2005, we began to acquire certain fixed assets using capitalized leases. During fiscal 2006 and 2005, we financed approximately $13,000 and $1.3 million of fixed asset purchases pursuant to capital lease arrangements.
Our debt obligations at March 31, 2006 and 2005 were as follows:

	March 31,	March 31,
(In thousands)	2006	2005
• Notes payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$301	$284
• Note payable, bearing interest at 4.0%, with maturity on January 2010 and monthly payments of $17 and secured by related software	724	894
• Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	452	—

Icoria Acquired Debt

• Convertible note payable, bearing interest at 10.0%, with maturity on October 2007 and secured by certain of Icoria’s fixed assets	3,227	—

Genaissance Acquired Debt

• Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by Genaissance’s leasehold improvements	3,520	—

Genome Express Acquired Debt

• Interest-free advance from lending institution with respect to research tax credits, with maturity in May 2006	340	—

• Interest-free advance from French government under a program to stimulate national innovations, with maturities between September 2007 and September 2008	1,134	—

	9,698	1,178
Less: current portion	(3,425)	(249)

	$6,273	$929

During fiscal 2006 and 2005, we financed equipment purchases totaling approximately $136,000 and $116,000, respectively, through the issuance of notes maturing between April 2008 and December 2009.
During fiscal 2005, we entered into a $923,000 five year note payable to finance the purchase and implementation of our new Enterprise Resource Planning System.
The purchase of Electa Lab in fiscal 2006 was financed, in part, by the issuance of a note payable with principal totaling €500,000 (approximately $607,000). The note bears interest at 5.5%, matures in September 2007 and is secured by a bank guarantee.
At the time of its acquisition in fiscal 2006, Icoria had (i) an outstanding convertible note payable with a principal value of approximately $3.3 million; (ii) a secured bank loan with a principal value of approximately $2.2 million; and (iii) capital lease obligations of approximately $63,000. In connection with the acquisition, we assumed these obligations. The convertible note payable was payable in cash or convertible into our common stock at a fixed conversion price of $34.15 per share subject to certain conditions relating to increases in the price of our common stock above $38.02 per share and the actual trading volume of our common stock. The note holder could elect to have interest paid in stock at a fixed conversion price of $34.15 per share. The debt could be prepaid with a penalty of 115% if the payment was made before October 19, 2006 and 110% if paid between October 20, 2006 and October 19, 2007.
The secured bank loan assumed in the Icoria acquisition was scheduled to be repaid monthly through July 2007. Under the terms of the loan, Icoria was obligated to maintain a deposit account of restricted cash and investments equal to at least 1.5 times the outstanding principal balance of the debt. In January 2006, we repaid the remaining outstanding balance due on this loan with a prepayment premium of approximately $10,000.
At the time of its acquisition in fiscal 2006, Genaissance had approximately $8.5 million of notes payable and other debt outstanding, including approximately $188,000 related to capital leases. In connection with the acquisition, we assumed these obligations. In December 2005, we repaid approximately $4.5 million in notes payable held by three funds affiliated with XMark Fund Ltd. that were assumed in the acquisition. There was no pre-payment penalty and all accrued interest was paid through the retirement date. Genaissance’s other debt primarily represents borrowings to finance certain leasehold improvements and other costs associated with its facility. The financing agreements provide for monthly payments of principal and interest with final balloon payments due in March 2009 through June 2011. Borrowings are collateralized by the related leasehold improvements. The financing agreements require us to comply with certain terms, and we believe that we are in compliance with such terms of March 31, 2006.
In connection with our acquisition of Genome Express in fiscal 2006, we assumed approximately $1.5 million of debt obligations as described above.

Line of Credit Agreements
At March 31, 2006, we maintained a $10.0 million revolving credit facility at one of our subsidiaries. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (4.34% at March 31, 2006). Approximately $4.0 million of principal was outstanding at March 31, 2006. The borrowings under the credit facility are secured by certain trade receivables and inventories. Approximately $1.7 million of additional borrowing capacity was available to us as of March 31, 2006. On December 2, 2005, we amended the terms of the credit facility to permit the use of up to $1.5 million of available credit under the revolver for business operations other than those engaged in by that subsidiary. The credit facility requires us to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. As of March 31, 2006, we did not meet the fixed charge coverage covenant and were granted a waiver of the non-compliance. There is uncertainty that we will be able to maintain compliance in the future. The revolving credit facility was automatically renewed for one year in March 2006.
We maintain a line of credit agreement with a financial institution which provides for €1.8 million (approximately $2.2 million) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25% (6.25% at March 31, 2006). The line of credit is collateralized by certain trade receivables and inventories, and contains certain financial covenants relating to solvency, which are not considered restrictive to our operations. As of March 31, 2006, no amounts were outstanding under the agreement.
We maintain a line of credit agreement with a financial institution which provides for A$300,000 (approximately $215,000) of available credit. The line of credit bears interest at 2.98% above the base rate as reported by the Australian bank’s Business Mortgage Index (8.40% at March 31, 2006). Borrowings under the line are secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. There are no amounts outstanding on this line of credit.
The following table summarizes our contractual obligations at March 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period

			Fiscal 2008	Fiscal 2010
			Through	Through	After
(In thousands)	Total	Fiscal 2007	Fiscal 2009	Fiscal 2011	Fiscal 2011
Contractual Obligations:
Short and long-term debt (1)	$12,109	$4,560	$4,733	$2,777	$39
Capital lease obligations (1)	1,544	606	739	199	—
Operating lease obligations	14,910	4,182	5,671	2,881	2,176
Government funded development credits	256	82	174	—	—

Total contractual cash obligations	$26,408	$8,295	$10,061	$5,647	$2,405

(1)	Includes interest expense
During 1996 we entered into a financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product’s gross revenues as long as the product is a commercial success. We began to ship this product during fiscal year 1998, evidencing its commercial success. We have deferred all funding received and reported those amounts as development credits included in accrued expenses ($256,000 at March 31, 2006). When we make a payment to the Netherlands government, the recorded liability is reduced. There is no obligation to repay any remaining amounts after 2008.

In connection with the acquisitions of Genaissance, Icoria and Genome Express we recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and lease termination of $1.5 million. During fiscal 2006, we paid approximately $748,000 and $405,000, relating to the severance and lease termination costs, respectively. At March 31, 2006, the restructuring and integration reserves totaled approximately $3.4 million. We expect the severance costs will be fully paid during the third quarter of fiscal 2007 and the lease termination fee will be fully paid during fiscal 2010.
During fiscal 2007, we expect to make capital expenditures of approximately $1.5 million primarily to introduce new products, and improve production of existing products. We expect to use our available cash, credit lines and capital leases to fund these expenditures.
On June 9, 2006, we issued convertible promissory notes to two affiliates of Randal J. Kirk, our Chairman of the Board. The lenders provided us with $2.0 million to fund working capital needs until such time as we could complete a new private offering, structured as a private placement to certain institutional and accredited investors exempt from registration under Section 4(2) of the Securities Act of 1933. The notes, which are payable at thirty days from the date of issuance, accrue interest at a rate of 12% per annum and are convertible at the option of the holders into the same type of security sold by us to investors in the first financing following issuance, at a price per share equal to the last reported closing bid price of the our Common Stock as reported on NASDAQ on the date of issuance. Our repayment obligations under the notes accelerate upon any material breach by us of our obligations under the notes, the initiation of any insolvency proceeding by or against us, or the entry of an order for the general assignment for the benefit of creditors, each relating to our assets, or any default by us on any other material indebtedness which is reasonably likely to have a material adverse effect on our ability to repay the notes. On June 14, 2006, we repaid the notes plus accrued interest of approximately $4,000 using a portion of the proceeds from the private placement of common stock discussed below.
On June 13, 2006, we closed a private placement of common stock in which we sold 1,039,783 shares of common stock and warrants to purchase an additional 519,889 shares of common stock for net proceeds of approximately $17.0 million, after transaction expenses of approximately $50,000, to certain institutional investors, including certain members of our board of directors. The unit price was $16.2725, which equaled the closing bid price of our common stock on NASDAQ on the Closing Date, plus $0.0625 per share. The exercise price of the warrants is $19.45, equaling a twenty percent premium on the closing bid price of the common stock on NASDAQ on the Closing Date. The warrants are exercisable beginning December 14, 2006 through the close of business on June 13, 2011.
Our sources of cash as of June 16, 2006, include our cash and cash equivalents balance of approximately $20.8 million, existing lines of credit, cash flows from certain operations of certain divisions, and possible future equity and/or debt financings. Our projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. As described in Note 3 to the consolidated financial statements, we have completed four business combinations since October 6, 2005. As part of our strategy, we continually evaluate possible mergers, acquisitions and investments. The financing of such activities is evaluated as part of our review of any opportunity.
At currently projected rates of expenditure, we believe that additional funding will be required to operate the Company through the end of the third quarter of fiscal 2007, including the funding of Phase III clinical trials for our lead drug candidate, vilazodone. To reduce our cash utilization, we are working to accelerate the integration of Genaissance and Icoria into our operations. We are considering several options for raising additional funds such as public or private offerings of equity or debt, or other financing arrangements. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, including our efforts related to vilazodone, HAP and other new technologies, which could harm our financial condition and operating results. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of March 31, 2006, we had $4.0 million outstanding on our domestic line of credit carrying an interest rate of 0.25% over Prime (8.0%) and a convertible note with an outstanding balance of $3.3 million carrying an interest rate of 2.5% over Prime (10.25%). A hypothetical 10% change in interest rates would not materially impact our annual interest expense.
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
As of March 31, 2006, we had outstanding foreign currency forward and swap contracts aggregating $900,000, all of which related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the year ended March 31, 2006.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is attached to this Annual Report on Form 10-K beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(b) under the Securities and Exchange Act) as of March 31, 2006. Based on its evaluation, our CEO ad CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
On May 12, 2006, Andrew J. Fromkin, previously Executive Vice President of Clinical Data and President of its PGxHealth operations, was appointed President and Chief Executive Officer of Clinical Data, while Israel M. Stein, M.D., previously Clinical Data’s President and Chief Executive Officer, was appointed Executive Vice Chairman. Effective May 30, 2006, Mark Shooman, our then-Chief Financial Officer and principal accounting officer, resigned. As a result, our Board of Directors appointed Israel M. Stein as Acting Chief Financial Officer and principal accounting officer for purposes of evaluating our disclosure controls and procedures, as described above, and for signing the Section 302 and 906 certifications included with this Annual Report on Form 10-K.
Changes in Internal Controls
No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) in connection with our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Board of Directors Meetings and Committees of the Board” and “Executive Officers” and is incorporated herein by reference.
We have adopted a code of ethics that applies to all our directors, officers and employees. This code is publicly available on our website at www.clda.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ rules will be disclosed on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item, to the extent applicable, is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the Proxy Statement under the heading “Relationship with Independent Accountants.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1.	Consolidated Financial Statements

The Consolidated Financial Statements are filed as part of this report.

2.	Consolidated Financial Statement Schedules

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2006.

CLINICAL DATA, INC.

	/s/	Andrew J. Fromkin

Dated: June 28, 2006		Andrew J. Fromkin
President and Chief Executive Officer
Principal Executive Officer

	/s/	Israel M. Stein, M.D.

Dated: June 28, 2006		Israel M. Stein, M.D.
Executive Vice Chairman
Principal Financial and Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Dated: June 28, 2006	/s/	Randal J. Kirk

Randal J. Kirk
Chairman of the Board

Dated: June 28, 2006	/s/	Israel M. Stein, M.D.

Israel M. Stein, M.D.
Executive Vice Chairman of the Board, Director

Dated: June 28, 2006	/s/	Larry D. Horner

Larry D. Horner
Director

Dated: June 28, 2006	/s/	Arthur B. Malman

Arthur B. Malman
Director

Dated: June 28, 2006	/s/	Joseph Klein, III

Joseph Klein, III
Director

Dated: June 28, 2006	/s/	Burton E. Sobel

Burton E. Sobel
Director

Dated: June 28, 2006	/s/	Kevin Rakin

Kevin Rakin
Director

CLINICAL DATA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Clinical Data, Inc.
     Newton, Massachusetts
We have audited the accompanying consolidated balance sheets of Clinical Data, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements for the year ended March 31, 2006 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s accumulated deficit, negative cash flows from operations and the expectation that the Company will continue to incur losses in the future raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Boston, Massachusetts
June 27, 2006

CLINICAL DATA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands, except share and per share amounts)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,225	$4,171
Accounts receivable, net	17,291	9,883
Inventories, net	14,090	9,451
Deferred income taxes	54	727
Prepaid expenses and other current assets	5,135	1,176

Total current assets	43,795	25,408

Property, plant and equipment, net	10,904	3,648
Goodwill	27,547	6,350
Intangible assets, net	24,268	2,782
Other assets, net	1,713	958

Total assets	$108,227	$39,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$3,980	$798
Current portion of long-term debt	3,425	249
Current portion of capital leases	504	252
Accounts payable	10,838	4,322
Accrued expenses	14,678	4,633
Customer advances and deferred revenue	3,813	1,761
Other current liabilities	1,708	658

Total current liabilities	38,946	12,673

Long-Term Liabilities:
Long-term debt, net of current portion	6,273	929
Capital leases, net of current portion	790	1,000
Deferred income taxes	350	366
Other long-term liabilities	1,964	274

Total long-term liabilities	9,377	2,569

Minority Interest	115	95
Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized Series A voting, convertible preferred stock, 234,000 shares issued and outstanding at March 31, 2006, liquidation preference of $5,337	2	—
Common stock, $.01 par value, 14,000,000 and 12,000,000 shares authorized at March 31, 2006 and 2005, respectively; 8,520,000 shares issued and 8,510,000 shares outstanding at March 31, 2006; 4,405,000 shares issued and 4,395,000 shares outstanding at March 31, 2005	85	44
Additional paid-in capital	105,145	16,995
(Accumulated deficit) retained earnings	(45,810)	5,344
Treasury stock, 10,000 shares at cost	(47)	(47)
Deferred compensation	(318)	—
Accumulated other comprehensive income	732	1,473

Total stockholders’ equity	59,789	23,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,227	$39,146

See notes to the consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
(in thousands, except per share amounts)	2006	2005	2004
REVENUES
Products	$50,625	$49,808	$48,994
Services	18,123	6,592	3,526

Total	68,748	56,400	52,520

COST OF REVENUES
Products	33,289	32,901	34,160
Services	12,714	3,146	1,835

Total	46,003	36,047	35,995

Gross profit	22,745	20,353	16,525

OPERATING EXPENSES:
Sales and marketing	7,696	5,455	5,321
Research and development	6,167	2,687	2,391
General and administrative	17,315	6,647	6,195
Purchased research and development	39,700	—	—

Total operating expenses	70,878	14,789	13,907

(Loss) income from operations	(48,133)	5,564	2,618

Interest expense	(667)	(208)	(240)
Interest income	211	76	72
Other income (expense), net	(40)	97	25

(Loss) income before provision for income taxes and minority interest	(48,629)	5,529	2,475

Provision for income taxes	(2,232)	(2,118)	(287)
Minority interest	(20)	(16)	(17)

Net (loss) income	(50,881)	3,395	2,171
Preferred stock dividend	(97)	—	(525)

Net (loss) income applicable to common stockholders	$(50,978)	$3,395	$1,646

Basic net (loss) income per share	$(8.54)	$0.77	$0.60

Diluted net (loss) income per share	$(8.54)	$0.75	$0.51

Weighted average shares:
Basic	5,969	4,389	2,746

Diluted	5,969	4,507	4,266

See notes to the consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(in thousands)

		Preferred		Common		(Accumulated			Accumulated
	Preferred	Stock	Common	Stock	Additional	Deficit)		Deferred	Other
	Stock	Par	Stock	Par	Paid-in	Retained	Treasury	Compen-	Comprehensive		Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Stock	sation	Income	Total	(Loss) Income

BALANCE at April 1, 2003	—	$—	1,873	$19	$4,938	$305	$(56)	$—	$140	$5,346
Series A preferred stock issued in connection with acquisitions	248	2	—	—	12,022	—	—	—	—	12,024
Conversion of Series A preferred stock into common stock	(248)	(2)	2,472	24	(22)	—	—	—	—	—
Exercise of stock options	—	—	60	1	57	—	—	—	—	58
Dividends paid	—	—	—	—	—	(173)	—	—	—	(173)
Translation adjustment	—	—	—	—	—	—	—	—	838	838	$838
Net income	—	—	—	—	—	2,171	—	—	—	2,171	2,171

Total comprehensive income											$3,009

BALANCE at March 31, 2004	—	—	4,405	44	16,995	2,303	(56)	—	978	20,264
Exercise of stock options	—	—	—	—	—	—	9	—	—	9
Dividends paid	—	—	—	—	—	(354)	—	—	—	(354)
Translation adjustment	—	—	—	—	—	—	—	—	495	495	$495
Net income	—	—	—	—	—	3,395	—	—	—	3,395	3,395

Total comprehensive income											$3,890

BALANCE at March 31, 2005	—	—	4,405	$44	$16,995	$5,344	$(47)	$—	$1,473	$23,809

CLINICAL DATA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(in thousands)

		Preferred		Common		(Accumulated			Accumulated
	Preferred	Stock	Common	Stock	Additional	Deficit)		Deferred	Other
	Stock	Par	Stock	Par	Paid-in	Retained	Treasury	Compen-	Comprehensive		Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Stock	sation	Income	Total	(Loss) Income

BALANCE at March 31, 2005	—	—	4,405	$44	$16,995	$5,344	$(47)	$—	$1,473	$23,809
Series A preferred stock issued in connection with acquisitions	484	5	—	—	9,512	—	—	—	—	9,517
Conversion of Series A preferred stock into common stock	(250)	(3)	250	3	—	—	—	—	—	—
Equity issued in connection with acquisitions	—	—	3,040	30	62,504	—	—	(572)	—	61,962
Exercise of stock options	—	—	42	—	331	—	—	—	—	331
Private placement of equity, net of transaction costs of $83	—	—	614	6	11,930	—	—	—	—	11,936
Exercise of stock warrants	—	—	153	2	3,587	—	—	—	—	3,589
Issuance of restricted stock	—	—	16	—	286	—	—	(143)	—	143
Dividends paid on common stock	—	—	—	—	—	(176)	—	—	—	(176)
Dividends paid on preferred stock	—	—	—	—	—	(97)	—	—	—	(97)
Amortization of deferred compensation	—	—	—	—	—	—	—	397	—	397
Translation adjustment	—	—	—	—	—	—	—	—	(741)	(741)	$(741)
Net loss	—	—	—	—	—	(50,881)	—	—	—	(50,881)	(50,881)

Total comprehensive loss											$(51,522)

BALANCE at March 31, 2006	234	$2	8,520	$85	$105,145	$(45,810)	$(47)	$(318)	$732	$59,789

See notes to the consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
(in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(50,881)	$3,395	$2,171
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,292	1,343	1,317
Purchased research and development costs	39,700	—	—
Stock based compensation	540	—	—
Loss (gain) on sale of equipment	17	11	(7)
Deferred income taxes	967	730	(763)
Minority interest	20	16	17
Changes in current assets and liabilities, net of acquired businesses:
Accounts receivable	(61)	2,638	(1,933)
Inventories	(3,911)	70	3,181
Prepaid expenses and other current assets	954	511	942
Accounts payable	2,935	(2,680)	1,707
Accrued expenses	(3,483)	(1,048)	(408)
Customer advances and deferred revenue	440	(572)	(428)
Other current liabilities	289	(26)	313

Net cash (used in) provided by operating activities	(6,182)	4,388	6,109

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of companies, net of cash acquired	(322)	—	(6,050)
Purchase of equipment	(1,074)	(751)	(643)
Proceeds from sales of equipment	127	68	103
Capitalization of software development costs	(175)	(247)	(459)

Net cash used in investing activities	(1,444)	(930)	(7,049)

(Continued)

ClINICAL DATA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years ended March 31,
(in thousands)	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from (payments on) revolving credit facility	$3,182	$(1,020)	$1,818
Proceeds from long-term debt	121	173	242
Payments on debt and capital lease obligations	(7,331)	(194)	(70)
Stockholder dividends	(231)	(354)	(173)
Proceeds from the sale of common stock and warrants	11,936
Proceeds from the exercise of warrants	3,589
Exercise of stock options	331	9	58

Net cash provided by (used in) financing activities	11,597	(1,386)	1,875

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(917)	299	66

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,054	2,371	1,001

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,171	1,800	799

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,225	$4,171	$1,800

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$666	$200	$219

Income taxes	$1,331	$2,028	$610

Non-cash transactions:
Accrued acquisition costs	$60	$—	$407

Equity issued in business acquisitions	$71,479	$—	$12,024

Debt issued in business acquisitions	$607	$—	$—

Equipment acquired through capital leases and long-term debt	$149	$1,355	$—

Intangible assets acquired through long-term debt	$—	$923	$—

See notes to the consolidated financial statements.
(Concluded)

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
(1) Operations and Summary of Significant Accounting Policies
Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. Traditionally, the Company’s primary business activities were focused on serving the needs of physician’s office laboratories (“POLs”) and scientific instrumentation used in clinical and analytical laboratories. Substantially all traditional operations were conducted through three operating subsidiaries located in the United States, Netherlands and Australia. The Company’s United States subsidiary, Clinical Data Sales & Service, Inc. (“CDSS”), supplies a range of products and services, from equipment and reagents to lab management and consulting services to POLs and small and medium sized medical laboratories in the United States. The Company’s Dutch subsidiary, Vital Scientific NV (“Vital Scientific”), designs and manufactures scientific instrumentation. The Company’s Australian subsidiary, Vital Diagnostics Pty. Ltd. (“Vital Diagnostics”), distributes diagnostic instruments and assays in the South Pacific.
As described in Note 3, the Company completed four business combinations during fiscal 2006. Genaissance Pharmaceuticals, Inc. (“Genaissance”) was acquired on October 6, 2005; Electa Lab s.r.l. (“Electa Lab”) was acquired on October 7, 2005 ; Icoria, Inc. (“Icoria”) was acquired on December 20, 2005 and Genome Express S.A. (“Genome Express”) was acquired on March 7, 2006. Genaissance and Icoria are headquartered in the United States; Electa Lab in Italy and Genome Express in France. The acquired businesses had a significant impact on the reported results of operations and financial position for fiscal 2006 and will have a significant impact on future operations and cash flows. Prior to the acquisitions, Genaissance, Icoria and Genome Express reported significant operating losses and used significant cash in operations. These operating losses are expected to continue for the next twelve months or longer depending upon the business developments and research and development efforts of the acquired businesses.
The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company’s sources of cash as of March 31, 2006, include cash balances, existing lines of credit, cash flows from operations of certain divisions, and possible future equity and/or debt financings The Company’s projected uses of cash include cash to be used in operations of certain operating divisions, capital expenditures, debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. Subsequent to March 31, 2006, the Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including completion of a private placement of common stock for net proceeds of approximately $17.0 million and the restructuring of certain long-term debt and lease obligations – see Note 17 to the consolidated financial statements. At currently projected rates of expenditure, management believes that additional funding will be required to operate the Company through the end of the third quarter of fiscal 2007, including the funding of Phase III clinical trials for the Company’s lead drug candidate, vilazodone, which was acquired in the Genaissance transaction. To reduce its cash utilization, the Company is working to accelerate the integration of Genaissance and Icoria into the Company’s operations. The Company will seek such financing from public or private issuances of equity or debt securities, or from collaborations with third parties or government grants. If the Company is unable to obtain any required additional financing, it may be required to reduce the scope of its planned research, development and commercialization activities, including those efforts related to vilazodone, which could harm the Company’s financial condition and operating results.
     Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(1) Operations and Summary of Significant Accounting Policies (continued)
     Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are based on historical experience and other factors that are considered reasonable under the circumstances. Actual results could differ from those estimates.
     Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid instruments with remaining maturities of 90 days or less when purchased and consist of operating and savings accounts.
     Accounts Receivable
The Company carries its accounts receivable net of an allowance for doubtful accounts. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The Company does not record interest income on past due accounts.
A summary of the activity in the allowance for uncollectible accounts for the years ended March 31 is as follows:

(in thousands)	2006	2005	2004
Allowance for uncollectible accounts – beginning of year	$536	$371	$97
Provisions	1,124	252	272
Less: deductions	(444)	(87)	(98)

Allowance for uncollectible accounts – end of year	$1,216	$536	$371

      Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, when necessary, provisions for excess and obsolete inventories are provided. On an ongoing basis, the Company reviews the carrying value of its inventory and records an inventory impairment charge at such time as it is believed that the carrying value exceeds the inventory’s net realizable value. Such assessments are based upon historical sales, forecasted sales, market conditions and information derived from the Company’s sales and marketing professionals.
In addition, certain of the Company’s products are perishable and carry expiration dates. Customers require a minimum useful life before expiration of these products. In the event that the product will not be sold before this minimum useful life, a full valuation reserve against such inventory is provided as soon as it is determined that the product is no longer marketable. The product is then disposed and written off.
No significant inventory charges have been recorded in the years presented.

(1) Operations and Summary of Significant Accounting Policies (continued)
Inventories consist of the following at March 31:

(in thousands)	2006	2005
Raw materials	$6,425	$3,896
Work-in-process	1,643	746
Finished goods	6,022	4,809

	$14,090	$9,451

     Depreciation and Amortization
The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of equipment over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

Asset Classification	Useful Lives
Manufacturing and computer equipment	3-7 years
Laboratory equipment	5-7 years
Leasehold improvements	Lesser of useful life or life of lease
Furniture and fixtures	2-7 years
Vehicles	3-5 years
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. If an impairment is indicated, the assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. No such impairments have been recorded in the years presented.
During fiscal 2006 and 2005, the Company capitalized leases with a principal value of $13,000 and $1.35 million, respectively. In connection with the acquisitions during fiscal 2006, the Company assumed $397,000 of capital lease obligations. Amortization of assets under capital leases totaled $234,000 and $29,000 during fiscal 2006 and 2005, respectively. The assets recorded under capitalized leases are included within manufacturing and computer equipment. There were no capitalized leases in fiscal 2004.
     Goodwill and Intangibles
The Company’s intangible assets consist of (i) goodwill which is not being amortized, (ii) purchased amortizing intangibles which primarily include customer relationships and completed technology which are being amortized over their useful lives, and (iii) capitalized software development costs which are also being amortized over their useful lives.
The Company completed its annual impairment test of goodwill, as required by Statement of Financial Standards (“SFAS”) No. 142, Goodwill and other Intangible Assets, as of December 31, 2005. The Company, assisted by an independent valuation specialist, concluded that as of December 31, 2005, there was no impairment of goodwill. This same impairment test will be performed at other times during the course of the year should an event occur which suggests that the goodwill should be evaluated.

(1) Operations and Summary of Significant Accounting Policies (continued)
     Software Development Costs
The Company has capitalized certain software development costs incurred in connection with the software embedded in an analysis product in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. SFAS No. 86 requires the Company to capitalize those costs incurred for the software development once technological feasibility has been established. Capitalization ends and amortization begins when the product is available for sale to the customer. During fiscal 2006, 2005 and 2004, the Company capitalized approximately $175,000, $247,000 and $459,000, respectively which is included as a component of intangible assets in the accompanying consolidated balance sheet.
Amortization has been recognized based on the greater of the ratio that current gross revenues for a product line bear to the total of current and anticipated future gross revenues for that product, or the straight-line basis over the estimated useful life of the product. The estimated useful life for the straight-line method is generally over 4 years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately. Of the total amortization of intangible assets, amortization related to capitalized software recorded during fiscal 2006, 2005 and 2004 was approximately $160,000, $105,000 and $64,000, respectively, and is included in the cost of revenues in the accompanying consolidated statements of operations. Amortization is expected to total $337,000 in 2007, $337,000 in 2008, $299,000 in 2009 and $194,000 in 2010.
     Warranties
The Company provides for warranties based on historical claims experience. The Company provides a one-year product warranty for the sale of certain of its products. A provision is made at the time the related revenue is recognized for the estimated costs of product warranties. Extended warranties are available to customers at an additional cost. Revenues from the sale of extended warranties are deferred and recognized over the term of the extended warranty period.
A summary of warranty reserve activity for the years ended March 31 is as follows:

(in thousands)	2006	2005	2004
Accrued warranty – beginning of year	$605	$1,018	$123
Assumed during the purchase of assets of Elan Diagnostics	—	—	1,354
Assumed during the purchase assets of Electa Lab	25	—	—
Provisions	451	379	619
Less: warranty claims	(591)	(792)	(1,078)

Accrued warranty – end of year	$490	$605	$1,018

     Minority Interest
The minority interest as shown in the financial statements reflects the 7.5% of Vital Diagnostics owned by an officer of Vital Diagnostics.
     Derivatives
The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets. The Company enters into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional amount of $900,000 outstanding at March 31, 2006. The fair value of derivative instruments and the related gains and losses on derivative instruments were not material as of and for the years ended March 31, 2006, 2005 and 2004.

(1) Operations and Summary of Significant Accounting Policies (continued)
     Revenue Recognition
The Company’s revenues are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Product revenues are generally recognized upon shipments. Revenue from maintenance services on equipment is recognized ratably over the term of the maintenance agreement. Revenue from services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Consulting revenues from services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered. Along with the sale of products, training and installation services are provided to the end-user customer, and such revenues are recognized as the product is delivered or as service is provided, with all revenue measured using objective fair value.
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
     Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not expected to be realized.
     Comprehensive (Loss) Income
Comprehensive (loss) income includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive (loss) income for the Company are the cumulative translation adjustments related to the net assets of the foreign operations. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption accumulated other comprehensive (loss) income.

(1) Operations and Summary of Significant Accounting Policies (continued)
     Foreign Currency
Assets and liabilities of the Company’s foreign subsidiaries denominated in foreign currency are translated to U.S. dollars at year-end exchange rates and income statement accounts are translated at weighted-average rates in effect during the year. For those subsidiaries whose functional currency is other than the United States dollar, the translation adjustment into U.S. dollars is credited or charged to accumulated other comprehensive income, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets.
Gains and losses from foreign currency transactions are included in other income (expense), net in the consolidated statements of operations. For fiscal 2006, the net foreign exchange loss was $(26,000) and for fiscal 2005 and 2004 net foreign exchange gains were $106,000 and $25,000, respectively.
     Equity-Based Compensation
The Company accounts for equity awards issued to employees using intrinsic value principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. No stock-based employee compensation for stock options is reflected in net loss or net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant (or 110% of the market value on the date of grant if the options were granted to a holder of more than 10% of the Company’s issued and outstanding stock). During fiscal 2006, the Company granted 16,000 shares of restricted common stock to certain members of the Board of Directors; one-half vested immediately and the remainder will vest in October 2006. The fair value of these shares totaled $286,000 or $17.90 per share. Total compensation expense recognized with respect to these shares during fiscal 2006 totaled $192,000. During fiscal 2006, in connection with the acquisitions of Genaissance and Icoria, the Company issued 42,000 shares of restricted stock with a fair value of $236,000 and 392,000 options to purchase common stock with a fair value of $336,000 to employees and consultants of the acquired businesses to replace previously issued awards. Total compensation expense recognized with respect to the assumed restricted stock and stock options during fiscal 2006 totaled $348,000.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for fiscal 2006, 2005 and 2004:

(in thousands, except per share amounts)	2006	2005	2004
Net (loss) income applicable to common stockholders, as reported	$(50,978)	$3,395	$1,646
Add: total stock-based compensation included in reported net income, net of taxes	540	—	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(889)	(108)	(101)

Pro-forma net (loss) income applicable to common stockholders	$(51,327)	$3,287	$1,545

Reported basic net (loss) income per share	$(8.54)	$0.77	$0.60
Pro forma basic net (loss) income per share	$(8.60)	$0.75	$0.56

Reported diluted net (loss) income per share	$(8.54)	$0.75	$0.51
Pro forma diluted net (loss) income per share	$(8.60)	$0.73	$0.49

(1) Operations and Summary of Significant Accounting Policies (continued)
The assumptions used to calculate the pro forma disclosure and weighted average information for fiscal 2006 and 2004 is set out in the table below. There were no options issued during fiscal 2005.

	2006	2004
Risk-free interest rate	3.88 – 4.75%	2.0 – 3.0%
Expected dividend yield	0.00%	0.44%
Expected lives	3– 5 years	3– 5 years
Expected volatility	32 – 43%	43– 66%
Weighted average grant date fair value	$30.17	$2.64

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This statement is a revision of SFAS No. 123, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).
On April 15, 2005, the SEC issued a rule that has delayed the effective date for the implementation of SFAS No. 123R until the start of the Company’s fiscal year beginning on April 1, 2006.
The Company expects to adopt SFAS No. 123R using the modified prospective application method. Adoption of SFAS No. 123R is expected to increase stock compensation expense. Assuming the continuation of current programs, the preliminary estimate is that additional stock compensation expense with respect to stock options issued as of March 31, 2006 which will be recorded in the consolidated statements of operations for fiscal 2007 will be approximately $950,000. In addition, SFAS No. 123R requires that the excess tax benefits related to stock compensation to be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.
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
     Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, the revolving credit facility, long-term debt and capital leases, approximates their carrying value due to the current maturities of these instruments or the competitive interest rates that are applicable to the instruments.

(2) Net (Loss) Income per Share
Basic net (loss) income per share is determined by dividing net (loss) income applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net (loss) income applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible preferred stock using the “if-converted” method.
The numbers of basic and diluted weighted average shares outstanding are as follows at March 31:

(in thousands)	2006	2005	2004
Basic weighted average common shares outstanding	5,969	4,389	2,746
Dilutive effect of common stock options	—	118	121
Dilutive effect of voting convertible Series A preferred stock	—	—	1,399

Diluted weighted average shares outstanding	5,969	4,507	4,266

The following dilutive securities were not included in the diluted earnings per share calculations as at March 31, 2006 because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

(in thousands)	2006
Common stock options	612
Common stock warrants	452
Restricted common stock	16
Convertible note payable	95
Convertible Series A preferred stock	234

Potentially dilutive shares outstanding	1,409

There were no outstanding common stock options excluded from the diluted earnings per share calculations as of March 31, 2005. There were 2,000 common stock options outstanding at March 31, 2004 which were not included in the diluted earnings per share calculations as the effect of including these options would have been anti-dilutive because the exercise price was greater than the average market price of the Company’s common stock.
(3) Business Combinations
     Genaissance Pharmaceuticals, Inc.
On October 6, 2005, the Company acquired all of the outstanding shares of Genaissance in exchange for 484,070 shares of a newly designated voting, convertible Series A preferred stock (“Series A Preferred Stock) and approximately 2.3 million shares of the Company’s common stock. The Series A Preferred Stock was valued at its common stock equivalent, $19.66 per share, and the common stock was valued at $19.66 per share, the average of the trading price two days before and two days after June 20, 2005, the date of the announced acquisition.
The Company also issued warrants to purchase 386,000 shares of common stock with an aggregate fair value of approximately $1.2 million. The warrants were immediately exercisable and have exercise prices ranging from approximately $26.00 per share to approximately $64.15 per share and expire on dates ranging from April 30, 2006 through April 21, 2010.

(3) Business Combinations (continued)
The Company has reserved 349,000 shares of common stock for issuance pursuant to the options assumed in connection with the acquisition. The options have a weighted average exercise price of $49.10 per share and a remaining contractual term of 6.7 years. The aggregate fair value, measured using the Black-Scholes model, totaled approximately $1.6 million.
The cost of the transaction is comprised of:

(in thousands)
Value of the Company’s common stock	$45,570
Value of the Company’s Series A preferred stock	9,517
Fair value of stock options and warrants	2,846
Transaction costs	1,248
Less: cash acquired	(978)

$58,203

Genaissance develops products based on its proprietary pharmacogenomic technology and has a revenue-generating business in DNA and pharmacogenomic products and services. The product development strategy is focused on drug candidates with promising clinical profiles and finding genetic markers to identify a responsive patient population. The Company believes that Genaissance is a strong strategic fit, enabling the Company to enter the molecular diagnostics market in a meaningful way. Genaissance has two clinically relevant molecular diagnostic tests available commercially and additional developmental opportunities in the central nervous system and cardiovascular area. The Company believes that the acquisition will allow the Company to leverage its market knowledge and experience with Genaissance’s platform to become a leading pharmacogenomics company with high margin, proprietary tests and services serving broad markets.
The purchase price has been allocated to the tangible and identifiable intangible assets of Genaissance acquired and the liabilities assumed based on the fair values on the acquisition date as follows:

Purchase Price Allocation (in thousands)
Accounts receivable	$4,717
Inventories	517
Other current assets	1,269
Equipment	6,040
Intangible assets	53,150
Long-term assets	373
Accounts payable	(1,621)
Current portion of long-term debt and capital lease obligations	(5,104)
Accrued expenses and other current liabilities	(8,217)
Long-term debt and capital lease obligations	(3,338)
Long-term liabilities	(1,593)
Deferred compensation for unvested options, restricted common stock and warrants	521
Goodwill	11,489

Total purchase price	$58,203

(3) Business Combinations (continued)
The allocation of the fair value of Genaissance’s identifiable intangible assets is as follows:

		Weighted
	Increase	Average
(in thousands)	in Value	Useful Life
Completed technology	$9,000	4.6 years
In-process research and development	36,300
Customer relationships	7,500	7.9 years
Other	350	3.9 years

	$53,150

     Electa Lab s.r.l
On October 7, 2005, the Company acquired all the outstanding stock of Electa Lab s.r.l. based in Forli, Italy, in exchange for €1.5 million (approximately $1.8 million) plus transaction costs totaling $103,000. The purchase of Electa Lab was financed, in part, by the issuance of a note payable with principal totaling €500,000 (approximately $607,000). The note bears interest at 5.5% and matures in September 2007. A bank guarantee has been provided to secure the note.
Electa Lab is a manufacturer of equipment and supplies used to perform blood sedimentation rate analysis. Electa Lab sells its products through a number of distributors throughout the world. The merger provides vertical integration of the blood sedimentation rate analysis products sold by the Company in addition to providing access to other distributors.
The purchase price has been allocated to the tangible and identifiable intangible assets of Electa Lab acquired and the liabilities assumed based on the fair values on the acquisition date as follows:

Purchase Price Allocation (in thousands)
Cash	$214
Accounts receivable	217
Inventories	554
Other current assets	10
Equipment	310
Long-term assets	2
Accounts payable	(260)
Accrued expenses and other current liabilities	(275)
Goodwill	1,153

Total purchase price	$1,925

     Icoria, Inc.
On December 20, 2005, the Company acquired all of the outstanding stock of Icoria in exchange for 614,000 shares of the Company’s common stock with an aggregate fair value of approximately $11.3 million. The common stock was valued at $18.46 per share, the average of the trading price two days before December 20, 2005, the date of the acquisition and deemed measurement date.
The Company issued warrants to purchase 42,000 shares of the company’s common stock with an aggregate fair value of approximately $81,000 in exchange for the outstanding warrants of Icoria. The warrants were immediately exercisable and have exercise prices ranging from approximately $34.15 per share to $756.36 per share and expire on dates ranging from July 20, 2006 though October 19, 2009.

(3) Business Combinations (continued)
The Company has reserved 43,000 shares of its common stock for issuance pursuant to the options assumed in connection with the acquisition. The options have a weighted average exercise price of $97.04 per share and a remaining contractual term of 4.2 years. The aggregate fair value, measured using the Black-Scholes model, was approximately $227,000.
The cost of the transaction is comprised of:

(in thousands)
Value of the Company’s common stock	$11,329
Fair value of stock options and warrants	308
Transaction costs	367
Less: cash acquired	(1,901)

$10,103

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
The purchase price has been allocated to the tangible and identifiable intangible assets of Icoria acquired and the liabilities assumed based on the fair values on the date of acquisition as follows:

Purchase Price Allocation (in thousands)
Accounts receivable	$2,603
Inventories	329
Other current assets	2,360
Equipment	1,715
Intangible assets	10,500
Long-term assets	667
Accounts payable	(780)
Current portion of long-term debt and capital lease obligations	(3,010)
Accrued expenses and other current liabilities	(5,705)
Long-term debt and capital lease obligations	(2,531)
Deferred compensation for unvested options and warrants	52
Goodwill	3,903

Total purchase price	$10,103

(3) Business Combinations (continued)
The allocation of the fair value of Icoria’s identifiable intangible assets is as follows:

	Increase in	Weighted Average
(in thousands)	value	Useful Life
Completed technology	$3,400	7.6 years
In-process research and development	3,400
Customer relationships	3,300	5.3 years
Other	400	3.0 years

	$10,500

     Genome Express S.A.
On March 7, 2006, the Company acquired all of the outstanding stock of Genome Express in exchange for 108,000 shares of the Company’s common stock with an aggregate fair value of approximately $2.5 million and a contingent issuance of 15,000 shares of common stock with a value of €300,000 (approximately $361,000); the total purchase price is approximately $3.3 million. The common stock was valued at $22.99 per share, the average of the trading price two days before and after March 2, 2006, the deemed measurement date. Transaction costs approximate $490,000.
The cost of the transaction is comprised of:

(in thousands)
Value of the Company’s common stock	$2,485
Value of the Company’s contingently issuable stock	361
Transaction costs	490
Less: net cash acquired	(9)

$3,327

Genome Express is a biotechnology company dedicated to accelerating the discovery of new products for the advancement of human and animal health, and for the agri-food industry. Genome Express offers a team of experts, proprietary technologies, and an optimized process that together form a unique molecular biology and bioinformatics platform. Using its DNA sequencing core business expertise, Genome Express has developed services and high value added solutions that allow its customers to interpret the data generated quickly and efficiently. The Company believes that this acquisition will add additional immediate revenue, expand service offerings and will enhance the intellectual property estate including proprietary markers for future diagnostics.

(3) Business Combinations (continued)
The purchase price has been allocated to the assets of Genome Express acquired and the liabilities assumed based on the fair values on the date of acquisition as follows:

Purchase Price Allocation (in thousands)
Accounts receivable	$599
Inventories	146
Other current assets	887
Equipment	726
Long-term assets	18
Accounts payable	(438)
Current portion of long-term debt and capital lease obligations	(629)
Accrued expenses and other current liabilities	(1,618)
Long-term debt	(1,016)
Goodwill	4,652

Total purchase price	$3,327

Goodwill arising on the Genome Express acquisition is not expected to be deductible for tax purposes.
     Restructuring and Integration Reserves
Included in the purchase price allocation of the Genaissance, Icoria and Genome Express transactions are restructuring and integration reserves totaling approximately $4.6 million. The Company expects the severance costs will be fully paid during the third quarter of fiscal 2007 and the lease termination fee will be fully paid during fiscal 2010. A summary of the activity for the year ended March 31, 2006 is as follows:

(in thousands)	Severance	Lease Termination	Total
Amounts accrued on acquisition	$3,098	$1,495	$4,593
Less: payments	748	405	1,153

	$2,350	$1,090	$3,440

     In-Process Research and Development
Of the total purchase price of Genaissance and Icoria, approximately $39.7 million has been allocated to acquired in-process research and development (“IPRD”) projects and was expensed in the third quarter of fiscal 2006. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to the U.S. Food and Drug Administration’s approval.
These projects were valued based on discounted probable future cash flows on a project-by-project basis. The Company prepared revenue and expense projections as well as technology assumptions through 2025 for two projects and 2014 for the other projects. The revenue estimates for each project were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of the introduction of the new products. The estimated expenses were based upon the remaining costs to complete each project.
The Company discounted the projected cash flows using risk adjusted interest rates and considered the probability of success, where appropriate. The rates utilized to discount the net cash flows to their present values were based on the Company’s weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 18% — 30% were deemed appropriate for valuing the IPRD.

(3) Business Combinations (continued)
The projects for which the IPRD charge relates were as follows:
•	Clozapine: In December 2004, Genaissance reported the discovery of genetic markers that are believed to predict who is at risk of developing Clozapine-induced agranulocytosis, a life threatening decrease of white blood cells that requires frequent blood testing of patients. Genaissance is in the process of organizing another clinical trial to further support its findings. This IPRD project was estimated to be 60% complete as of the acquisition date. The estimated fair value of this IPRD project was $17.9 million as of October 6, 2005.

•	Vilazodone: In September 2004, Genaissance acquired an exclusive license from Merck AG to develop and commercialize vilazodone, which is under development for the treatment of depression. Genaissance is attempting to identify the genetic marker that defines patients who are more likely to respond to vilazodone and develop a genetic test. This project was estimated to be 25% complete as of the acquisition date. The estimated fair value of this IPRD project was $18.4 million as of October 6, 2005

•	Acute liver injury and liver-disease-related research projects: Icoria had several research projects underway to identify biomarkers. These projects were estimated to be 75% complete relative to Icoria’s role. The estimated fair value of these IPRD projects was $3.4 million as of December 20, 2005.
The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.
     (Unaudited) Pro Forma Summary Operating Information
The following unaudited pro forma summary operating information presents the combined results of operations of the Company as if the acquisitions had occurred at the beginning of the periods presented. This unaudited pro forma financial information may not be representative or be indicative of what would have occurred had the acquisition been made on April 1, 2005 and 2004, or results which may occur in the future:

(in thousands, except per share amounts)	2006	2005
Revenues	$91,760	$106,667
Net loss	(67,058)	(62,988)
Net loss per basic share	$(11.26)	$(9.23)
Net loss per diluted share	$(11.26)	$(9.23)
The net loss includes the write-off of $39.7 million of purchased research and development.
(4) Property, Plant and Equipment
Property, plant and equipment consist of the following at March 31:

(in thousands)	2006	2005
Manufacturing and computer equipment	9,597	6,991
Leasehold improvements	3,933	1,074
Laboratory equipment	3,506	—
Furniture and fixtures	1,321	588
Vehicles	114	121

	18,471	8,774
Less: Accumulated depreciation and amortization	7,567	5,126

	10,904	3,648

(5) Goodwill and Intangible Assets
Goodwill balances, by segment, are as follows at March 31:

	Clinics & Small	Physician’s	Molecular
(in thousands)	Hospitals	Office Labs	Services	Total
Balance at March 31, 2004	$—	$6,350	$—	$6,350

Balance at March 31, 2005	—	6,350	—	6,350
Additions:
Genaissance Pharmaceuticals	—	—	11,489	11,489
Electa Lab	1,153	—	—	1,153
Icoria	—	—	3,903	3,903
Genome Express	—	—	4,652	4,652

Balance at March 31, 2006	$1,153	$6,350	$20,044	$27,547

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
The intangible asset balances are as follows at March 31:

(in thousands)	2006	2005
Purchased intangibles
• Completed technology	$12,400	$—
• Customer relationships	12,245	1,445
• Other	803	34

	25,448	1,479
Less: accumulated amortization	(4,123)	(790)

Net purchased intangibles	21,325	689

Capitalized software	1,609	1,530
Less: accumulated amortization	(443)	(303)

Net capitalized software	1,166	1,227

ERP implementation and software	1,777	866

Intangibles, net	$24,268	$2,782

During fiscal 2006, 2005 and 2004, amortization of intangible assets totaled $3.3 million, $566,000 and $469,000, respectively. Amortization with regard to the intangible assets as shown on the balance sheet March 31, 2006 is expected to total, $7.2 million in 2007, $4.9 million in 2008, $2.7 million in 2009, $2.4 million in 2010, $2.0 million in 2011 and $5.1 million in 2012 and beyond.

(6) Other Assets
Other assets consist of the following at March 31:

(in thousands)	2006	2005
Restricted cash	$785	$—
Deposits	365	102
Long-term lease receivables	147	194
Deferred income tax asset	—	305
Other	416	357

	$1,713	$958

The restricted cash balances represent security deposits on leased facilities. Approximately $561,000 of the restricted cash balance will be used in fiscal 2007 to satisfy the termination of the lease of certain laboratory space, as described in Note 17 to the consolidated financial statements.
(7) Accrued Expenses
Accrued expenses consist of the following at March 31:

(in thousands)	2006	2005
Payroll and payroll-related expenses	$3,372	$1,765
Accrued severance and other acquisition costs	4,180	407
Accrued dividends assumed in acquisition	1,211	—
Accrued facility costs	1,257	120
Commissions, royalty and license fees	1,052	350
Accrued professional fees	797	290
Unvouchered invoices	589	362
Warranty reserve	304	232
Accrued VAT and sales taxes	269	—
Development credits	256	348
Other	1,391	759

	$14,678	$4,633

The Company entered into a credit financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product’s gross revenues as long as the product is a commercial success. The Company began to ship this product during fiscal 1998, evidencing it commercial success. The Company has deferred all funding received and reported those amounts as development credits included in accrued expenses ($256,000 at March 31, 2006). When the Company makes a payment to the Netherlands government, the recorded liability is reduced. There is no obligation to repay any remaining amounts after fiscal 2008.

(8) Debt
     Long-term Debt
The Company’s long-term debt obligations are as follows at March 31:

(in thousands)	2006	2005
• Notes payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$301	$284
• Note payable, bearing interest at 4.0%, with maturity on January 2010 and monthly payments of $17 and secured by related software	724	894
• Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	452	—
Icoria Acquired Debt
• Convertible note payable, bearing interest at 10.0% with maturity on October 2007 and secured by certain of Icoria’s fixed assets	3,227	—
Genaissance Acquired Debt
• Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by Genaissance’s leasehold improvements	3,520	—
Genome Express Acquired Debt
• Interest-free advance from lending institution with respect to research tax credits and which matures in May 2006	340	—
• Interest-free advance from the French government under a program to stimulate national innovations with maturities between September 2007 and September 2008.	1,134	—

	9,698	1,178
Less: current portion	(3,425)	(249)

	$6,273	$929

During fiscal 2006 and 2005, the Company financed equipment purchases totaling approximately $136,000 and $116,000, respectively, through the issuance of notes maturing between April 2008 and December 2009.
During fiscal 2005, a $923,000 five year note payable was entered into to finance the purchase and implementation of our new Enterprise Resource Planning System.
The purchase of Electa Lab in fiscal 2006 was financed, in part, by the issuance of a note payable with principal totaling €500,000 (approximately $607,000). The note bears interest at 5.5%, matures in September 2007 and is secured by a bank guarantee.
At the time of its acquisition in fiscal 2006, Icoria had (i) an outstanding convertible note payable with a principal value of approximately $3.3 million; (ii) a secured bank loan with a principal value of approximately $2.2 million; and (iii) capital lease obligations of approximately $63,000. In connection with the acquisition, the Company assumed these obligations. The convertible note payable is payable in cash or convertible into the Company’s common stock at a fixed conversion price of $34.15 per share subject to certain conditions relating to increases in the price of the common stock above $38.02 per share and the actual trading volume of the common stock and is collateralized by Icoria’s fixed assets. The note holder may elect to have interest paid in stock at a fixed conversion price of $34.15 per share. The debt may be prepaid with a penalty of 115% if the payment was made before October 19, 2006 and 110% if paid between October 20, 2006 and October 19, 2007.

(8) Debt (continued)
The secured bank loan assumed in the Icoria acquisition was scheduled to be repaid monthly through July 2007. Under the terms of the loan, Icoria was obligated to maintain a deposit account of restricted cash and investments equal to at least 1.5 times the outstanding principal balance of the debt. In January 2006, the remaining outstanding balance due on this loan was repaid with a prepayment premium of approximately $10,000.
At the time of its acquisition in fiscal 2006, Genaissance had approximately $8.5 million of notes payable and other debt outstanding, including approximately $188,000 related to capital leases. In connection with the acquisition, the Company assumed these obligations. In December 2005, approximately $4.5 million of assumed notes payable were repaid. Genaissance’s other debt primarily represents borrowings to finance certain leasehold improvements and other costs associated with its facility. The financing agreements provide for monthly payments of principal and interest with final balloon payments due in March 2009 through June 2011. Borrowings are collateralized by the related leasehold improvements. The financing agreements require the Company to comply with certain terms; the Company believes that it in compliance with such terms as of March 31, 2006.
The maturities of the long-term debt as of March 31, 2006 are as follows:

2007	$3,425
2008	2,282
2009	1,195
2010	1,061
2011	1,506
After	229

Total	$9,698

     Line of Credit Agreements
At March 31, 2006, the Company maintained a $10.0 million revolving credit facility at CDSS. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (4.9% at March 31, 2006). Approximately $4.0 million of principal was outstanding at March 31, 2006. The borrowings under the credit facility are secured by trade receivables and inventories of CDSS. On December 2, 2005, the terms of its revolving credit facility were amended to permit the Company to use up to $1.5 million available credit line under the terms of the agreement as applicable in the Company’s other business lines. Based upon the available collateral, approximately $1.7 million of additional capacity was available to the Company as of March 31, 2006. The credit facility requires the Company to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. As of March 31, 2006, the Company did not meet the fixed charge coverage covenant and was granted a waiver of the non-compliance. There is uncertainty that the Company will be able to maintain compliance in the future. The revolving credit facility was automatically renewed for one year in March 2006.
The Company maintains a line of credit agreement with a financial institution which provides for €1.8 million (approximately $2.2 million) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25%. At March 31, 2006 the base rate as reported by the Netherlands Central Bank was 6.58%; therefore the rate on borrowings would be 7.83%. Trade receivables and inventories are provided as collateral for this facility. The line of credit requires the Company to comply with certain financial covenants relating to solvency, which are not considered restrictive to the Company’s operations. As of March 31, 2006, no amounts were outstanding under the agreement.

(8) Debt (continued)
The Company maintains a line of credit agreement with a financial institution which provides for A$300,000 (approximately $215,000) of available credit. The line of credit bears interest at 2.98% above the base rate as reported by the Australian bank’s Business Mortgage Index (8.40% at March 31, 2006). Outstanding principal is secured by the assets of the Company’s Australian subsidiary. The line of credit requires the Company to comply with certain financial covenants. There are no amounts outstanding on this line of credit.
(9) Commitments and Contingencies
     Contractual Commitments and Commercial Obligations
The Company leases facilities, vehicles and computer equipment under capitalized and operating leases. Future minimum lease payments under these leases as of March 31, 2006 are approximately as follows (in thousands):

Year Ending	Operating	Capitalized
March 31,	Leases	Leases
2007	$4,182	$606
2008	3,120	405
2009	2,551	334
2010	1,934	199
2011	947	—
Thereafter	2,176	—

Total	$14,910	1,544

Less: amount representing interest		(250)

Total principal obligations		1,294
Less: current portion		(504)

Long-term capital lease		$790

Rent expense was approximately $3.1 million, $1.8 million and $1.7 million during fiscal 2006, 2005 and 2004, respectively.
During fiscal 2006 and 2005, the Company capitalized leases with a principal value of $13,000 and $1.3 million, respectively. In connection with the acquisitions during fiscal 2006, the Company assumed $397,000 of capital lease obligations. The assets recorded under capitalized leases are included within manufacturing and computer equipment and are depreciated over three to five years.
(10) Significant Customers
During fiscal 2006, the Company had sales of scientific and blood analysis equipment and reagents to one significant customer amounting to approximately 13% of consolidated revenues. Approximately 6% of accounts receivable at March 31, 2006 was receivable from this customer.
During fiscal 2005, the Company had sales of scientific and blood analysis equipment and reagents to two significant customers amounting to approximately 16% and 11%, respectively, of consolidated revenues. Approximately 22% of accounts receivable at March 31, 2005 were from these two customers.
During fiscal 2004, the Company had sales of scientific and process monitoring equipment to two significant customers approximating 14% and 13%, respectively, of consolidated revenues.

(11) Equity
     Preferred Stock
In connection with the Genaissance merger, the Company authorized and issued 484,070 shares of Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment of dividends and on liquidation to the common stock.
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
     Conversions — At any time, a holder of the Series A Preferred Stock shall have the right to convert any shares of the Series A Preferred Stock into the number of shares of common stock computed by dividing (X) the original issue price of $22.80 by (Y) the conversion price then in effect for such share of the Series A Preferred Stock, currently set at $22.80 (such quotient being the “ordinary conversion amount”); provided, however, that after the third anniversary of the date of filing of the certificate of merger relating to Genaissance, any share(s) of the Series A Preferred Stock shall be convertible into a number of shares of common stock computed by dividing (A) the original issue price of $22.80 by (B) the average market price for the ten (10) consecutive trading days before the delivery to the office of the Company or any transfer agent of the written notice of election to convert if such amount is greater than the ordinary conversion amount; and
If the market price of the common stock exceeds the original issue price per share plus $5.00 per share for ten (10) consecutive trading days, the Company may elect, beginning on the first business day following such ten (10) trading day period, and at any time thereafter while any shares of the Series A Preferred Stock remain outstanding, to require the holders of all outstanding shares of the Series A Preferred Stock to convert such shares into common stock.
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
     Private Placement
On November 17, 2005, the Company entered into a securities purchase agreement to sell to certain qualified institutional buyers and accredited investors, including certain members of the Company’s board of directors, an aggregate of 614,405 shares of the Company’s common stock and warrants to purchase an additional 307,203 shares of common stock, for an aggregate purchase price, net of associated costs, of approximately $11.9 million. The sale of securities was consummated on November 17, 2005. The exercise price of the warrants is $23.40 per share. The warrants are exercisable at any time after May 17, 2006 and expire on May 17, 2011.

(11) Equity (continued)
On February 6, 2006, the Company provided notice to the holders of the warrants that the Company was accelerating the initial exercise date of the warrants for a period limited to five days beginning at 12:00PM on February 6, 2006, and ending at 5:00PM on Friday, February 10, 2006. During this period, certain of the warrant holders exercised their right to purchase 153,355 shares of the Company’s common stock, resulting in gross proceeds to the Company of approximately $3.6 million. At the expiration of this limited exercise period, the initial exercise date of the warrants is once again fixed at May 17, 2006, and the termination date of the warrants remained fixed, as originally established, at May 17, 2011.
(12) Income Taxes
The components for (loss) income before income taxes were as follows at March 31:

(in thousands)	2006	2005	2004
United States	$(53,000)	$2,300	$(216)
Foreign	4,371	3,229	2,691

	$(48,629)	$5,529	$2,475

The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
Current:
Federal	$(244)	$355	$212
State	46	77	122
Foreign	1,463	956	716

Total Current	1,265	1,388	1,050

Deferred:
Federal	91	304	(249)
State	18	17	(44)
Foreign	(57)	93	148
Change in valuation allowance	915	316	(618)

Total Deferred	967	730	(763)

	$2,232	$2,118	$287

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before taxes due to the following for fiscal 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
(Benefit from) provision for taxes at statutory rate	$(16,534)	$1,881	$841
Losses not benefited	4,032	—	—
State taxes	46	94	78
Non-U.S. rate differential, net	(143)	(25)	(46)
Change in valuation reserves	915	316	(618)
Write-off of purchased research and development	13,498	—	—
Other	418	(148)	(32)

	$2,232	$2,118	$287

(12) Income Taxes (continued)
The approximate income tax effect of each type of temporary difference comprising the net deferred tax (liability) asset at March 31, 2006 and 2005 is as follows:

(in thousands)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$130,549	$1,926
Capitalized research costs	9,738	—
Tax credits	2,413	—
Fixed assets	1,931	—
Severance and accrued payroll	1,267	—
Other reserves and accrued liabilities	4,617	1,165

Total assets	149,248	3,091

Deferred tax liabilities:
Purchased intangibles	(8,027)	—
Capitalized software	(448)	(396)
Other	(22)	(177)

Total liabilities	(8,497)	(573)

Net deferred tax asset	140,751	2,518
Less: valuation allowance	(141,055)	(1,923)

	$(304)	$595

SFAS No. 109, Accounting for Income Taxes, requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. Prior to fiscal 2004, because the Company had no significant U.S. operations that would allow the Company to realize the benefits of the net operating loss carryforwards, the values of these losses were not likely to be realized. As such, a full valuation reserve had been provided in periods prior to 2004. Certain business combinations completed during 2004 resulted in the Company having U.S. taxable income and therefore the valuation allowance totaling $618,000 was released in 2004.
Upon the completion of the fiscal 2006 business combinations, the Company incurred taxable losses in the United States. The Company determined that it was more likely than not that the net operating losses and the deferred tax assets would not be realized in future periods and a valuation allowance was created, with a corresponding expense totaling $915,000 being realized in the 2006 consolidated provision for income taxes.
The Company has United States federal net operating loss carryforwards, after limitation for a change in ownership, of approximately $74.5 million; these carryforwards will expire from 2011 through 2026. In addition, the Company has available United States federal tax credit carryforwards of approximately $6.5 million. These carryforwards which will expire between 2010 and 2021 may be used to offset future taxable income, if any, and are subject to review and possible review by the Internal Revenue Service. The Company has net operating loss carryforwards of approximately $262.3 million for state purposes which expire from 2007 through 2026.
The Company has foreign net operating loss carryforwards of approximately $16.6 million of which $442,000 are not subject to expiration and $16.2 million that expire between 2007 and 2016. A full valuation allowance has been provided on these losses for all periods presented as the amounts are not deemed recoverable.

(12) Income Taxes (continued)
The Dutch tax authorities have notified Vital Scientific that it does not agree with its method of deducting research and development costs on its tax return. The potential cost to the Company if the Dutch tax authorities should prevail in their position is €600,000 (approximately $726,000). The position is subject to interpretation and the Company believes it will prevail on audit. Accordingly, no amount is provided in the income tax provision for this assertion.
(13) Stock Option Plans
The Company established a 1991 Stock Option Plan (the “1991 Plan”) and a 1991 Directors’ Stock Option Plan (the “Directors’ Plan”) under which an aggregate of 150,000 shares and 75,000 shares of common stock were reserved, respectively, for the purpose of granting incentive and nonstatutory stock options. In September 2002, the stockholders approved the establishment of the 2002 Incentive and Stock Option Plan (the “2002 Plan”) under which an aggregate of 250,000 shares of common stock were reserved. In September 2005, the stockholders approved the establishment of the 2005 Equity Incentive Plan (the “2005 Plan”) under which an aggregate of 1.0 million shares of common stock were reserved. All options are granted at not less than the fair market value of the stock on the date of grant.
Under the terms of the 1991 Plan and the Directors’ Plan, options are exercisable over various periods not exceeding four years; the options under the 1991 Plan expire no later than seven years after the date of grant whereas the options granted under the Directors’ Plan expire no later than ten years after the date of grant.
Under the terms of the 2002 Plan and 2005 Plan, options are exercisable at various periods and expire as set forth in the grant document. In the case where an incentive stock option is granted, the maximum expiration date is not later than 10 years from the date of grant unless made to a more than 10% stockholder; those incentive stock options expire no later than 5 years from the date of grant.
The following table summarizes stock option activity.

		Weighted
	Number of	Average
(in thousands, except for per share amounts)	Shares	Price
Outstanding at April 1, 2003	156	$2.66
Granted	142	6.67
Forfeited	(39)	4.94
Exercised	(60)	0.97

Outstanding at March 31, 2004	199	5.58
Exercised	(11)	1.63

Outstanding at March 31, 2005	188	5.82
Granted	304	18.54
Issued in business combinations	392	62.82
Forfeited	(230)	55.14
Exercised	(42)	7.93

Outstanding at March 31, 2006	612	$30.17

Exercisable at March 31, 2006	242	$26.25

Exercisable at March 31, 2005	128	$5.36

(13) Stock Option Plans (continued)
The range of exercise prices for options outstanding and options exercisable at March 31, 2006 is as follows:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number of	Weighted
	of Shares	Remaining	Average	Shares	Average
Price Range	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price
Clinical Data
$3.09 - $3.40	53	1.22 years	$3.38	53	$3.38
$4.82 - $5.32	67	4.14 years	5.05	50	5.05
$9.00 - $9.20	16	7.76 years	9.00	3	9.08
$11.00	13	4.70 years	11.00	13	11.00
$17.89 - $17.90	250	9.59 years	17.89	14	17.90
$19.86	12	10.00 years	19.86	—	—
$21.34 - $23.47	42	7.85 years	21.98	18	21.89

	453	7.45 years	$14.24	151	$8.29

Genaissance
$6.15 - $25.69	30	5.87 years	$16.40	17	$16.13
$30.46 - $58.46	75	7.76 years	42.27	54	42.92
$60.92 - $92.15	8	5.77 years	74.61	6	73.30
$118.27 - $151.92	1	4.72 years	133.31	—	—
$163.85 - $201.23	29	4.10 years	185.09	—	—
$230.77 - $495.23	—	4.76 years	322.19	—	—

	143	6.48 years	$68.88	77	$39.07

Icoria
$9.02 - $28.99	9	5.45 years	$16.36	7	$16.12
$31.57 – $53.47	2	3.69 years	49.81	2	50.33
$67.00 - $88.91	2	4.78 years	81.38	2	81.56
$99.87 - $161.06	1	3.42 years	107.24	1	107.26
$253.71 - $644.26	2	1.35 years	390.84	2	467.04
$805.32 - $1,145.49	—	1.76 years	820.62	—	820.62
$1,814.87 - $1,966.27	—	4.29 years	1,856.25	—	1,856.25
$3,630.38	—	5.08 years	3,630.38	—	3,630.38
$4,537.49	—	4.06 years	4,537.49	—	4,537.49

	16	4.45 years	134.95	14	$150.24

	612	7.15 years	$30.17	242	$26.25

(14) Pension Plan
The Company sponsors pension plans for its operating subsidiaries. Contributions and expenses incurred by the Company amounted to approximately $538,000, $379,000 and $254,000 during fiscal 2006, 2005 and 2004, respectively. In the United States, the plan contributions represent the employer’s matching contributions to the Company’s 401(k) plan. Outside the United States, the plans are defined contribution plans.

(15) Segment Information
The Company’s chief decision-maker, as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is the Chief Executive Officer, who evaluates the Company’s performance based on the revenues, cost of revenues and operating expenses and net income. The Company manages its business as four operating segments: sales of instruments and consumables to Clinics and Small Hospitals; sales of instruments, consumables and services to Physician’s Office Laboratories, Molecular Services and All Other. “All Other” includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. The Molecular Services segment was formed during the quarter ended December 31, 2005 as a result of the acquisitions of Genaissance and Icoria. The Molecular Services segment also includes the operations of Genome Express from the date of its acquisition during the quarter ended March 31, 2006.
     Segment information for the years ended March 31, 2006, 2005 and 2004 is as follows:

	Clinics and		Molecular	All
(in thousands)	Small Hosp.	POL	Services	Other	Total
Revenues
2006	$31,246	$25,146	$12,332	$24	$68,748
2005	28,210	28,109	—	81	56,400
2004	25,181	27,018	—	321	52,520

Cost of revenues and operating expenses
2006	$27,817	$24,145	$62,322 (a)	$2,597	$116,881
2005	25,309	24,524	—	1,003	50,836
2004	22,950	26,092	—	860	49,902

Interest expense
2006	$50	$308	$256	$53	$667
2005	9	173	—	26	208
2004	20	184	—	36	240

Interest income
2006	$118	$1	$29	$63	$211
2005	67	9	—	—	76
2004	25	6	—	41	72

Income tax provision (benefit)
2006	$1,247	$837	$199	$(51)	$2,232
2005	1,003	1,140	—	(25)	2,118
2004	864	62	—	(639)	287

Net income (loss)
2006	$2,258	$(165)	$(50,520)	$(2,454)	$(50,881)
2005	1,842	2,322	—	(769)	3,395
2004	1,676	(24)	—	519	2,171

(a)	Includes $39,700 of purchased research and development costs written off after the acquisitions of Genaissance on October 6, 2005 and Icoria on December 21, 2005.

(15) Segment Information (continued)

	Clinics and		Molecular	All
(in thousands)	Small Hosp.	POL	Services	Other	Total
Capital expenditures and capitalized software
2006	$985	$520	$104	$4	$1,613
2005	801	191	—	6	998
2004	888	128	—	86	1,102

Total assets
2006	$21,631	$20,066	$63,127	$3,403	$108,227
2005	15,952	22,073	—	1,121	39,146
Geographic information for the years ended March 31, 2006, 2005 and 2004 is as follows:

	North
(in thousands)	America	Europe	Asia	All Other	Consolidated
Revenues
2006	$34,910	$16,907	$6,388	$10,543	$68,748
2005	27,546	14,053	6,556	8,245	56,400
2004	26,587	12,677	4,842	8,414	52,520

Property, Plant and Equipment, net
2006	$8,047	$2,517	$—	$340	$10,904
2005	2,552	799		297	3,648

Goodwill and intangibles, net
2006	$49,128	$2,687	$—	$—	$51,815
2005	7,983	1,149	—	—	9,132
(16) Related Parties
The law firm of Malman and Goldman, LLP, of which Arthur B. Malman, a director of the Company, is a partner, provided legal services to the Company during fiscal 2004. The fees invoiced by Malman and Goldman, LLP amounted to approximately $56,000. There were no such services rendered in fiscal 2005 or 2006.
The Company was billed for sales commissions by Third Security LLC in the amount of $85,000 during fiscal 2006. In fiscal 2005, the Company was billed for sales commissions and consulting services by Third Security LLC in the amount of $169,000. Third Security LLC billed $11,000 for consulting services during fiscal 2004. Third Security LLC is controlled by Randal J. Kirk, the Chairman of the Board of Directors and the largest shareholder of the Company.

(17) Subsequent Events
On June 6, 2006, the Company renegotiated the lease of certain laboratory space in North Carolina assumed in the Icoria acquisition. In lieu of leasing the laboratory at an annual cost of approximately $1.4 million through the lease period ending November 1, 2010, the Company will vacate the space on or before July 31, 2006 and pay rent through July 31, 2006 per the terms of the original agreement. No further rent payments will be due after July 31, 2006 and the security deposit of approximately $561,000 included in Other Assets in the accompanying consolidated balance sheets at March 31, 2006 will be retained by the lessor.
On June 9, 2006, the Company issued convertible promissory notes to two affiliates of Randal J. Kirk, its Chairman of the Board. The lenders provided the Company with $2.0 million to fund working capital needs until such time as it could complete a new private offering, structured as a private placement to certain institutional and accredited investors exempt from registration under Section 4(2) of the Securities Act of 1933. The notes, which are payable at thirty days from the date of issuance, accrue interest at a rate of 12% per annum and are convertible at the option of the holders into the same type of security sold by the Company to investors in the first financing following issuance, at a price per share equal to the last reported closing bid price of the its common stock as reported on NASDAQ on the date of issuance. The Company’s repayment obligations under the notes accelerate upon any material breach of its obligations under the notes, the initiation of any insolvency proceeding by it or against it, or the entry of an order for the general assignment for the benefit of creditors, each relating to its assets, or any default by it on any other material indebtedness which is reasonably likely to have a material adverse effect on its ability to repay the notes. On June 14, 2006, the notes plus accrued interest of approximately $4,000 were repaid using a portion of the proceeds from the private placement of common stock discussed below.
On June 13, 2006, the Company closed a private placement of common stock in which it sold 1,039,783 shares of common stock and warrants to purchase an additional 519,889 shares of common stock for net proceeds of approximately $17.0 million, after transaction expenses of approximately $50,000, to certain institutional investors, including certain members of our board of directors. The unit price was $16.2725, which equaled the closing bid price of its common stock on NASDAQ on the closing date, plus $0.0625 per share. The exercise price of the warrants is $19.45, equaling a twenty percent premium on the closing bid price of the common stock on NASDAQ on the closing date. The warrants are exercisable beginning December 14, 2006 through the close of business on June 13, 2011.

(18) Quarterly Summarized Financial Information (unaudited)

	First	Second	Third Quarter	Fourth Quarter
(in thousands except per share amounts)	Quarter 2006	Quarter 2006	2006 (1)	2006 (2)
Total revenues	$12,773	$12,888	$19,901	$23,186
Gross margin	4,594	4,639	7,988	5,525
Operating income (loss) (1)	660	648	(42,109)	(7,332)
Net income (loss) (1)	407	377	(42,717)	(8,948)
Net income (loss) attributable to common stockholders	407	377	(42,769)	(8,993)
Net income (loss) per share:
Basic	$0.09	$0.09	$(6.25)	$(1.10)
Diluted	$0.09	$0.08	$(6.25)	$(1.10)

	First	Second	Third	Fourth
	Quarter 2005	Quarter 2005	Quarter 2005	Quarter 2005
Total revenues	$16,338	$13,024	$14,360	$12,678
Gross margin	5,642	4,992	5,420	4,299
Operating income (1)	1,973	1,549	1,755	287
Net income (1)	1,271	910	1,016	197
Net income per share:
Basic	$0.29	$0.21	$0.23	$0.04
Diluted	$0.28	$0.20	$0.23	$0.04

(1)	For the three months ended December 31, 2005, includes $40,100 of purchased research and development costs related to the acquisition of Genaissance on October 6, 2005 and Icoria on December 20, 2005.

(2)	For the three months ended March 31, 2006, includes $400 adjustment to the value of the purchased research and development costs related to the acquisition of Genaissance on October 6, 2005.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2003, among Clinical Data, Landmark and Spectran. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of April 29, 2003, among CDSS, GPSI and Clinical Data. Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.3	Asset Purchase Agreement, dated as of December 9, 2002, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 9, 2002, and incorporated herein by reference.

2.4	Amendment No. 1 to Original Asset Purchase Agreement, dated as of February 10, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.5	Amendment No. 2 to Original Asset Purchase Agreement, dated as of March 18, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.6	Amendment No. 3 to Original Asset Purchase Agreement, dated as of March 31, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.7	Amendment No. 4 to Original Asset Purchase Agreement, dated as of April 29, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.8	Agreement and Plan of Merger, dated as of June 20, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 28, 2005, and incorporated herein by reference.

2.9	First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 2, 2005, and incorporated herein by reference.

2.10	Agreement and Plan of Merger, dated as of September 19, 2005, among Clinical Data, Inc., Irides Acquisition Corporation and Icoria, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 22, 2005, and incorporated herein by reference.

3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Elimination of the Series A Nonvoting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 7, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 11, 2005, and incorporated herein by reference.

Exhibit
Number	Description
3.4	Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.6	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Series A Preferred Stock Certificate. Filed herewith.

10.1	1991 Directors’ Option Plan and Forms of Option Agreement. Filed as Exhibits to the Company’s Registration Statement on Form S-8, filed with the Commission on March 5, 1992, and incorporated herein by reference.

10.2	2002 Incentive and Stock Plan. Filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on July 29, 2002, and incorporated herein by reference.

10.3	Form of Incentive Stock Option Certificate under the 2002 Equity Incentive and Stock Plan for all U.S. employees, including executive officers. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2005, and incorporated herein by reference.

10.4	Form of Non-Statutory Stock Option Certificate under the 2002 Incentive and Stock Plan for all U.S. employees, including executive officers. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2005, and incorporated herein by reference.

10.5	2005 Equity Incentive Plan. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2005 Equity Incentive Plan for all U.S. employees, including executive officers, and directors. Filed herewith.

10.7*	Employment Agreement of Israel M. Stein dated October 29, 2001. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on February 14, 2002, and incorporated herein by reference.

10.8*	Amendment No. 1 dated December 16, 2004 to Employment Agreement of Israel M. Stein dated October 29, 2001. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 22, 2004, and incorporated herein by reference.

10.9*	Form of Amended and Restated Indemnification Agreement between the Company and Israel M. Stein, M.D. and Arthur Malman, respectively. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2005, and incorporated herein by reference.

10.10*	Form of Indemnification Agreement between the Company and certain executive officers and directors of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2005, and incorporated herein by reference.

10.11	Loan and Security Agreement, dated March 31, 2003, among LaSalle, as lender, and CDSS, BioClinical Concepts, Inc. and GSPI Acquisition, Inc. as Borrowers. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2003, and incorporated herein by reference.

Exhibit
Number	Description
10.12	$10,000,000 Demand Revolving Note, dated March 31, 2003, issued by CDSS in favor of LaSalle. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2003, and incorporated herein by reference.

10.13	Amendment No. 3 to Loan and Security Agreement, dated November 12, 2003, among LaSalle, CDSS, BioClinical Concepts, Inc. and GSPI Acquisition, Inc. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2003, and incorporated herein by reference.

10.14	Amendment No. 5 to Loan and Security Agreement, dated October 25, 2004, among LaSalle, as lender, and Clinical Data Sales & Service, Inc., as borrower. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on February 11, 2005, and incorporated herein by reference.

10.15	Amendment No. 6 to Loan and Security Agreement, dated January 28, 2005, among LaSalle, as lender, and Clinical Data Sales & Service, Inc., as borrower. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on June 27, 2005, and incorporated herein by reference.

10.16	Amendment No. 7 to Loan and Security Agreement, dated as of December 2, 2005, between Clinical Data Sales & Service, Inc. and La Salle Business Credit, LLC. Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2006, and incorporated herein by reference.

10.17	Investor Rights Agreement, dated as of June 20, 2005, between the Company and RAM Trading, Ltd. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

10.18	Form of Securities Purchase Agreement among the Company and the Investors listed therein, dated as of November 17, 2005. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.

10.19	Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement, dated as of November 17, 2005. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.

10.20	Form of Registration Rights Agreement among the Company and the Investors listed therein, dated as of November 17, 2005. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.

10.21	Securities Purchase Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2006, and incorporated herein by reference.

10.22	Master Security Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2006, and incorporated herein by reference.

10.23	Registration Rights Agreement, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2006, and incorporated herein by reference.

10.24	Form of Two Year Warrant, dated as of October 19, 2004. Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2006, and incorporated herein by reference.

10.25	Form of Five Year Warrant, dated as of October 19, 2004. Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2006, and incorporated herein by reference.

10.26	Secured Convertible Term Note, by and between Icoria, Inc. and Laurus Master Fund, Ltd., dated as of October 19, 2004. Filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2006, and incorporated herein by reference.

Exhibit
Number	Description
10.27	Form of Securities Purchase Agreement among the Company and the Investors, dated as of June 13, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.

10.28	Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement, dated as of June 13, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.

10.29	Form of Registration Rights Agreement among the Company and the Investors, dated as of June 13, 2006. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.

10.30†	License, Development and Cooperation Agreement by and between Merck KGaA and Genaissance Pharmaceuticals, Inc., dated September 22, 2004. Filed as Exhibit 99.1 to Genaissance’s Current Report on Form 8-K/A, filed with the Commission on October 13, 2004, and incorporated herein by reference.

10.31*	Letter Agreement between the Company’s subsidiary, Genaissance Pharmaceuticals, Inc., and Kevin Rakin, a director of the Company. Filed herewith.

14.1	Code of Business Conduct and Ethics. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Deloitte & Touche LLP, an independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a contract with management.

†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Commission.