Form 10-Q
period 2006-06-30
CLINICAL DATA INC
filed 2006-08-14
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined n Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 4, 2006 was 9,584,063.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2006	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,966	$7,225
Accounts receivable, net	17,099	17,291
Inventories, net	14,299	14,090
Prepaid expenses and other current assets	6,217	5,189

Total current assets	56,581	43,795

PROPERTY, PLANT AND EQUIPMENT, Net	11,302	10,904
GOODWILL	26,338	27,547
INTANGIBLE ASSETS, Net	21,539	24,268
OTHER ASSETS, Net	1,073	1,713

TOTAL ASSETS	$116,833	$108,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$3,859	$3,980
Current portion of capital leases and long-term debt	3,950	3,929
Accounts payable	9,887	10,838
Accrued expenses	13,339	14,678
Customer advances and deferred revenue	3,572	3,813
Other current liabilities	1,084	1,708

Total current liabilities	35,691	38,946

CAPITAL LEASES AND LONG-TERM DEBT, NET OF CURRENT PORTION	5,391	7,063
OTHER LONG-TERM LIABILITIES	3,385	2,314
MINORITY INTEREST	121	115

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 1,500,000 shares authorized Series A voting, convertible preferred stock, 234,000 shares issued and outstanding at June 30, 2006 and March 31, 2006, liquidation preference of $3,820,000 at June 30, 2006	2	2
Common stock, $.01 par value, 14,000,000 shares authorized; 9,594,000 and 8,520,000 shares issued at June 30, 2006 and March 31, 2006, respectively; 9,584,000 shares and 8,510,000 shares outstanding at June 30, 2006 and March 31, 2006, respectively	96	85
Additional paid-in capital	123,215	105,145
Accumulated deficit	(52,019)	(45,810)
Treasury stock, 10,000 shares at cost	(47)	(47)
Deferred compensation	—	(318)
Accumulated other comprehensive income	998	732

Total stockholders’ equity	72,245	59,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,833	$108,227

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2006	2005
REVENUES
Products	$14,203	$11,278
Services	10,613	1,495

Total	24,816	12,773

COST OF REVENUES

Products	9,012	7,806
Services	6,704	373

Total	15,716	8,179

Gross profit	9,100	4,594

OPERATING EXPENSES
Sales and marketing	2,770	1,559
Research and development	3,228	707
General and administrative	8,676	1,668

Total operating expenses	14,674	3,934

(Loss) income from operations	(5,574)	660

Interest expense	(248)	(80)
Interest income	102	28
Other income (expense), net	33	3

(Loss) income before provision for taxes and minority interest	(5,687)	611
Provision for income taxes	(492)	(200)
Minority interest	(6)	(4)

Net (loss) income	(6,185)	407
Preferred stock dividend	(24)	—

Net (loss) income applicable to common stockholders	$(6,209)	$407

Basic net (loss) income per share	$(0.71)	$0.09

Diluted net (loss) income per share	$(0.71)	$0.09

Weighted average shares:
Basic	8,709	4,395
Diluted	8,709	4,519
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(6,185)	$407
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,088	436
Allowance for bad debts	684	—
Stock-based compensation	1,235	—
Gain on sales of equipment	(161)	—
Minority interest	6	4
Changes in current assets and liabilities:
Accounts receivable	(162)	(363)
Inventories	166	(442)
Prepaid expenses and other current assets	(1,160)	(509)
Other assets	1,038	(331)
Accounts payable and accrued liabilities	(1,978)	570
Customer advances and deferred revenue	(297)	1,071
Other current liabilities	(525)	22

Net cash (used in) provided by operating activities	(4,251)	865

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(711)	(230)
Proceeds from sales of equipment	192	—

Net cash used in investing activities	(519)	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments on) proceeds from revolving credit facility	(121)	900
Borrowings under other debt arrangements	43	121
Payment on debt and capital leases	(714)	(79)
Proceeds from the sale of common stock and warrants, net of transaction costs	16,894	—
Exercise of stock options	271	—
Stockholder dividends	—	(176)

Net cash provided by financing activities	16,373	766

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	138	(391)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,741	1,010

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,225	4,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,966	$5,181

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(1) Operations and Basis of Presentation
Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. Traditionally, the Company’s primary business activities were focused on serving the needs of physician’s office laboratories (“POLs”) and scientific instrumentation used in clinical and analytical laboratories. Substantially all traditional operations are conducted through four operating subsidiaries located in the United States, Netherlands, Italy and Australia. The Company’s United States subsidiary, Clinical Data Sales & Service, Inc. (“CDSS”), supplies a range of products and services, from equipment and reagents to lab management and consulting services to POLs and small and medium sized medical laboratories in the United States. The Company’s Dutch subsidiary, Vital Scientific NV (“Vital Scientific”), and Italian subsidiary, Electa Lab s.r.l. (“Electa Lab”), design and manufacture scientific instrumentation. The Company’s Australian subsidiary, Vital Diagnostics Pty. Ltd. (“Vital Diagnostics”), distributes diagnostic instruments and assays in the South Pacific.
The Company established its molecular and pharmacogenomics services business in fiscal 2006 by acquiring Genaissance Pharmaceuticals, Inc. (“Genaissance”), Icoria, Inc. (“Icoria”) and Genome Express S.A. (“Genome Express”). A comprehensive range of molecular and pharmacogenomic services are marketed and provided to pharmaceutical, biotech, academia, agricultural and government clients under the CogenicsTM brand name. Genetic tests and biomarker development and validation activities relating to genetic tests aimed at improving the use of drugs and the identification of specific diseases in individuals are provided and marketed under the PGxHealthTM brand name. The Company is seeking to develop and commercialize vilazodone, a novel dual serotonergic antidepressant compound being studied for treatment of depression, along with a potential companion biomarker test that will be developed and marketed by the PGxHealth division.
The acquired businesses had a significant impact on the reported results of operations and financial position for fiscal 2006 and will have a significant impact on future operations and cash flows. Prior to the acquisitions, Genaissance, Icoria and Genome Express reported significant operating losses and used significant cash in operations. These operating losses may continue for the next twelve months or longer depending upon the business developments and research and development efforts, particularly those related to vilazodone and PGxHealthTM.
The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
The Company’s sources of cash as of June 30, 2006, include cash balances, existing lines of credit, cash flows from operations of certain divisions, and possible future equity and/or debt financings. The Company’s projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including completion of a private placement of common stock on June 13, 2006 for net proceeds of approximately $16.9 million and the restructuring of certain long-term debt and lease obligations. At currently projected rates of expenditure, management believes that additional funding will be required to operate the Company through the end of the third quarter of fiscal 2007, including the funding of Phase III clinical trials for vilazodone, which was acquired in the Genaissance transaction. During the three months ended June 30, 2006, research and development expense included approximately $1.3 million of expense related to the Phase III clinical trials of vilazodone. To reduce its cash utilization, the Company is working to accelerate the integration of the businesses acquired during fiscal 2006 into the Company’s operations. The Company will seek such financing from public or private issuances of equity or debt securities, or from collaborations with third parties or government grants. If the Company is unable to obtain any required additional financing, it may be required to reduce the scope of its planned research, development and commercialization activities, including those efforts related to vilazodone, which would reduce the use of cash but could harm the Company’s long-term financial condition and operating results.

(2) Summary of Significant Accounting Policies
     Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	March 31,
(in thousands)	2006	2006
Raw materials	$5,788	$6,425
Work-in-process	2,508	1,643
Finished goods	6,003	6,022

	$14,299	$14,090

     Net (Loss) Income per Share
Basic net (loss) income per share is determined by dividing net (loss) income applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net (loss) income applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options, warrants, convertible loans, restricted common stock convertible preferred stock calculated using the treasury stock method and convertible preferred stock using the “if-converted” method.
The number of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,
(in thousands)	2006	2005
Basic weighted average common shares outstanding	8,907	4,395
Dilutive effect of common stock options	—	124

Diluted weighted average common shares outstanding	8,907	4,519

The following dilutive securities were not included in the diluted earnings per share calculations as at June 30, 2006 because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

(in thousands)
Common stock options	873
Common stock warrants	972
Convertible loan	43
Voting convertible series A preferred stock	234

Potentially dilutive securities outstanding	2,122

     Comprehensive (Loss) Income
The components of other comprehensive (loss) income for the three months ended June 30, 2006 and 2005 are as follows:

(2) Summary of Significant Accounting Policies (continued)

	Three Months Ended June 30,
(in thousands)	2006	2005
Net (loss) income	$(6,185)	$407
Translation adjustment	266	(663)

Total comprehensive loss	$(5,919)	$(256)

     Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which will be effective for the Company beginning April 1, 2007. The interpretation provides that a tax position is recognized if the enterprise determines that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. The Company is in the process of evaluating the impact that adoption of the interpretation will have on its financial statements.
(3) Goodwill and Intangible Assets
Goodwill balances, by segment, are as follows:

	June 30,	March 31,
(in thousands)	2006	2006
Clinics and small hospitals	$1,153	$1,153
Physician’s office laboratories	6,350	6,350
Molecular services	18,835	20,044

	$26,338	$27,547

During the three months ended June 30, 2006, reduction in goodwill in the Molecular Services segment was primarily related to a $1.2 million reduction in accrued expenses recorded for the favorable resolution of a pre-acquisition contingency.

(3) Goodwill and Intangible Assets (continued)
The intangible asset balances are as follows:

	June 30,	March 31,
(in thousands)	2006	2006
Purchased intangibles
Completed technology	$12,400	$12,400
Customer relationships	12,245	12,245
Other	803	803

	25,448	25,448
Less: accumulated amortization	(5,917)	(4,123)

Purchased intangibles, net	19,531	21,325

Capitalized software	1,697	1,609
Less: accumulated amortization	(556)	(443)

Capitalized software, net	1,141	1,166

ERP implementation and software	867	1,777

Intangible assets, net	$21,539	$24,268

(4) Restructuring and Integration Reserves
In connection with the acquisitions of Genaissance, Icoria and Genome Express, the Company recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and lease termination of $1.5 million. A summary of the severance and lease termination activity as of June 30, 2006 is as follows:

	Balance			Balance
	March 31,	Fiscal 2007		June 30,
	2006	Accrual	Payments	2006
Severance	$2,350	$—	$(848)	$1,502
Lease termination costs	1,090	14	(422)	682

	$3,440	$14	$(1,270)	$2,184

The Company expects the severance costs will be fully paid during the third quarter of fiscal 2007 and the lease termination fee will be fully paid during fiscal 2010.
(5) Equity-Based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective application method effective April 1, 2006. SFAS 123R establishes accounting for stock-based awards exchanged for employee services and other stock-based transactions. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. The Company previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The effects of adoption of SFAS 123R were $294,000 (or $(0.03) per share), reflecting the compensation expense of stock options at fair value.

(5) Equity-Based Compensation (continued)
Stock-based compensation expense totaled approximately $1.2 million and $0 during the three months ended June 30, 2006 and 2005, respectively. In the three months ended June 30, 2006, the Company granted 70,000 options to Kevin Rakin, a member of the Company’s Board of Directors, in connection with the settlement of an employment agreement. The options were exercisable immediately and had a fair value of approximately $896,000, which was expensed on the date of grant.
The following table presents the stock-based compensation expense in the three months ended June 30, 2006:

(in thousands, except per share amouts)
Cost of revenues	$7
Research and development	84
General and administrative	1,144

Pre-tax stock-based compensation expense	1,235
Income tax benefits	—

Stock-based compensation expense, net	$1,235

Basic and diluted net loss per share	$(0.14)

Since the Company realized no tax benefits related to the stock-based compensation expense, the adoption of SFAS 123R had no impact on the reported net cash flows provided from operating or financing activities during the three months ended June 30, 2006.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards for the three months ended June 30, 2005:

Net income, as reported	$407
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under the fair value method, net of related tax effects	(20)

Pro forma net income	$387

Basic and diluted net income per share, as reported	$0.09

Basic and diluted net income per share, pro forma	$0.09

The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life in 2006 was based on an average of the vesting period and the contractual term of the option in accordance with SEC Staff Accounting Bulletin No. 107. The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. Pre-vested forfeitures have historically been minimal and are estimated to be 0% per annum based on an analysis of historical option forfeitures.

(5) Equity-Based Compensation (continued)
The assumptions used to calculate the grant-date fair value of the options for the three months ended June 30, 2006 were as follows:

Risk-free interest rate	4.95 — 5.18%
Expected life of the options	5—6 years
Expected volatility	83%
Expected dividend yield	0.0%
Fair value of awards	$12.00
There were no options granted during the three months ended June 30, 2005.
Incentive Plans — The Company established a 1991 Stock Option Plan (the “1991 Plan”) and a 1991 Directors’ Stock Option Plan (the “Directors’ Plan”) under which an aggregate of 150,000 shares and 75,000 shares of common stock were reserved, respectively, for the purpose of granting incentive and nonstatutory stock options. In September 2002, the stockholders approved the establishment of the 2002 Incentive and Stock Option Plan (the “2002 Plan”) under which an aggregate of 250,000 shares of common stock were reserved. In October 2005, the stockholders approved the establishment of the 2005 Equity Incentive Plan (the “2005 Plan”) under which an aggregate of 1.0 million shares of common stock were reserved. At its Annual Meeting of Stockholders to be held on September 21, 2006, the Company plans to seek shareholder approval to amend the 2005 Plan by (a) increasing the aggregate number of shares issuable from 1.0 million to 2.0 million and (b) increasing the maximum number of shares that may be awarded to any participant in any tax year from 150,000 to 500,000 shares. All options are granted at not less than the fair market value of the stock on the date of grant.
Under the terms of the 1991 Plan and the Directors’ Plan, options are exercisable over various periods not exceeding four years. The options under the 1991 Plan expire no later than seven years after the date of grant whereas the options granted under the Directors’ Plan expire no later than ten years after the date of grant.
Under the terms of the 2002 Plan and 2005 Plan, options are exercisable at various periods and expire as set forth in the grant document. In the case where an incentive stock option is granted, the maximum expiration date is not later than 10 years from the date of grant unless made to a more than 10% stockholder, in which case, such incentive stock options expire no later than 5 years from the date of grant.
A summary of option activity during the quarter ended June 30, 2006 was as follows:

			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at April 1, 2006	612	$30.17
Granted	323	18.48
Exercised	(34)	7.94
Forfeited	(28)	18.94

Outstanding at June 30, 2006	873	$26.31	7.35	1,403

Exercisable at June 30, 2006	467	$32.70	5.43	1,311
The intrinsic value of the options exercised in the quarter ended June 30, 2006, was $390,000. The options granted in 2006 include 150,000 options awarded to the Company’s CEO in connection with his employment agreement. An additional 150,000 options are due to be granted to the CEO should the stockholders approve the proposed amendments to the 2005 Plan in September 2006, as described above.

(5) Equity-Based Compensation (continued)
As of June 30, 2006, there was $4,608,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted average period of 7.3 years.
(6) Equity
On June 13, 2006, the Company closed a private placement of common stock in which it sold 1,039,783 shares of common stock and warrants to purchase an additional 519,889 shares of common stock for net proceeds of approximately $16.9 million, after transaction expenses of approximately $26,000, to certain institutional and other qualified investors, including certain members of the Company’s board of directors. The unit price was $16.27, which equaled the closing bid price of its common stock on NASDAQ on the closing date, plus $0.06. The exercise price of the warrants is $19.45. The warrants are exercisable beginning December 14, 2006 and expire on June 13, 2011.
(7) Related Party Transaction
On June 9, 2006, the Company issued $2.0 million of convertible promissory notes to two affiliates of Randal J. Kirk, the Chairman of the Board of the Company. The notes, which were payable at thirty days from the date of issuance, accrued interest at a rate of 12% per annum and were convertible at the option of the holders into the same type of security sold by the Company to investors in the first financing following issuance. On June 14, 2006, the notes plus accrued interest of approximately $4,000 were converted as part of the private placement of common stock discussed in Note 6 above.
(8) Segment Information
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
Segment information for the three months ended June 30, 2006 and 2005 is as follows:

(8) Segment Information (continued)

	Clinics and	Physician’s
	Small	Office	Molecular	All
(in thousands)	Hospitals	Laboratories	Services	Other	Total
Revenues
2006	$10,211	$5,404	$9,201	$—	$24,816
2005	5,878	6,890	—	5	12,773

Cost of revenues and operating expenses
2006	8,215	5,963	14,796	1,416	30,390
2005	5,385	6,490	—	238	12,113

Interest income
2006	17	—	42	43	102
2005	27	1	—	—	28

Interest expense
2006	—	133	112	3	248
2005	11	59	—	10	80

Income tax provision (benefit)
2006	501	—	(24)	15	492
2005	176	36	—	(12)	200

Net (loss) income
2006	887	(645)	(5,567)	(860)	(6,185)
2005	346	296	—	(235)	407
Geographic information for the three months ended June 30, 2006 and 2005 is as follows:

	North
(in thousands)	America	Europe	All Other	Total
Revenues
2006	$12,918	$6,336	$5,562	$24,816
2005	6,539	3,105	3,129	12,773

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward — Looking Statements and Risk Factors
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006 and in Item 1A, Part II, of this report.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
Overview
Our business activities are reported in four operating segments: (i) molecular services, which is comprised of the recently acquired operations of Genaissance, Icoria and Genome Express (molecular services segment); (ii) sales of diagnostic equipment, consumables and services to POLs (POL segment); (iii) sales of diagnostic equipment, consumables and services to small-to-medium-sized clinics, hospitals and laboratories (clinics and small hospitals segment); and (iv) all other activities, which includes corporate-related items, results of insignificant operations and income and expense not allocated to reportable segments. The molecular services segment, at the present, is the principal segment contributing to our reported loss.
We believe we are a leading provider of molecular services, pharmacogenomics, genetic testing and clinical diagnostics to improve patient care. Our molecular services segment is among the largest independent providers of pharmacogenomics and metabolomics services globally. Our genomic services are marketed to the pharmaceutical, biotech, clinical, academic, government and agricultural marketplaces. We are utilizing pharmacogenomics to develop genetic based tests and diagnostics and more efficacious therapeutics by finding genetic markers to guide drug development and utilization. Our therapeutic product, vilazodone, for depression is in Phase III clinical development.
Our future success in molecular services will depend in large part on maintaining a competitive position in the genomics field, a field that has undergone, and is expected to continue to undergo, rapid and significant change. In addition, the competition in the pharmacogenomic and molecular services market is intense and includes pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the U.S. and abroad. Our future success in this highly competitive market depends on our ability to demonstrate that our recently acquired technology platforms, know how, and informatics technologies and capabilities are superior to those of such competitors and our ability to advance technologies and genetic testing franchises. The Company must continue to advance its intellectual property and that which it in licenses in order to develop and commercialize a new generation of genetic tests. In addition, we must continue to contain costs and move toward profitability while growing revenues wherever possible.
Funding the continued development of vilazodone is another challenge that we face in our molecular services business. We currently do not have the cash reserves or the revenue and related cash flows from other sources to fund such development. In order to successfully commercialize this drug candidate, we will be required to either partner with a third party that has sufficient resources or raise capital through the sale of our debt or equity securities. Establishing a partnership with another company could have an impact on the future revenues we can expect to receive from vilazodone if we have to share some portion of such revenues with a development partner. Additionally, fund raising could serve to dilute our existing stockholders’ ownership.
We also face challenges with respect to our recent acquisitions. Integrating the operations and personnel of Genaissance and Icoria will require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations and will be a time-consuming and complex process. Given that both Genaissance and Icoria have a history of incurring significant net losses, we face the challenge of successfully integrating Genaissance and Icoria into businesses that will generate sufficient revenue to become profitable and will sustain profitability if they do become profitable and alleviating the need for ongoing capital raises. The Company has added seasoned management to assist in this transition and these efforts.

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
     Preferred Stock Dividend. Preferred stock dividends consists of dividends accrued at a rate of 2% per year on the outstanding shares of Series A Voting Convertible Preferred Stock (the “Series A Preferred Stock”) issued in connection with the acquisition of Genaissance on October 6, 2005. Dividends on outstanding shares are payable on January 5th and July 5th of each year, when and if declared by the Board of Directors. As of June 30, 2006, the cumulative dividends accrued on the Series A Preferred Stock totaled $65,000. The dividends are not payable until each dividend payment date.
Changes in Foreign Currency Rates
A portion of our balance sheet is denominated in Euros, the functional currency of our Dutch, French and Italian operations, and a minor portion of our balance sheet is denominated in Australian dollars and British pounds. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements. The Euro strengthened against the U.S. dollar by 5% during the first quarter of fiscal 2007 and 5.9% during fiscal 2006 from the respective prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.
Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional value of $900,000 outstanding at June 30, 2006. The fair value of these instruments at June 30, 2006 was de minimis. Gains and losses related to these derivative instruments during the first quarter of fiscal 2007 and fiscal 2006 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.
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
A summary of our significant accounting policies is contained in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition — The Company’s revenues from the sale of diagnostic equipment and consumables are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from maintenance services on equipment is recognized ratably over the term of the maintenance agreement. Revenue from maintenance services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Revenues from consulting services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered. Along with the sale of products, training and installation services are provided to the end-user customer, and such revenues are recognized as the products are delivered or as service are provided, with all revenue measured using objective fair value.
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
     Allowance for Doubtful Accounts — Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customers’ payment history and information known to us regarding customers’ credit worthiness. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Inventory Valuation — Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory quantities are periodically reviewed and, when necessary, provisions for excess and obsolete inventories are provided. On an ongoing basis, we review the carrying value of the inventory and record an inventory impairment charge at such time as it is believed that the carrying value exceeds the inventory’s net realizable value. Such assessments are based upon historical sales, forecasted sales, market conditions and information derived from our sales and marketing professionals.
In addition, certain of our products are perishable, and in the event that the product is not sold before the expiration date, a full valuation reserve against such inventory is provided as soon as it is determined that the product is no longer marketable due to the expiration date. The product is then disposed and written off.
     Valuation of Intangibles — As discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10K, we completed four business combinations during fiscal 2006. We also completed three business combinations during fiscal 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the transactions have been accounted for based on the fair value of the assets purchased. As a result of the purchase price allocations, we recorded purchased intangibles of $63.6 million and goodwill totaling $18.8 million in the molecular services segment, goodwill of $1.2 million in clinics and small hospitals segment and purchased intangibles of $1.5 million and goodwill totaling $6.3 million in the POL segment relating to these acquisitions.
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

In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when facts and circumstances suggest that there may be an impairment, we will assess the carrying value of amortizing intangibles, including purchased intangibles and capitalized software. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the assets present in that operations. If such cash flows are less than such carrying amounts, such intangibles are written down to their respective fair values. The results of these periodic impairment tests can be impacted by our future expected operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which Clinical Data and its customers operate. No impairment charges have been recognized for the periods presented in this report.
     Accrued Expenses — As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include contract service fees, such as amounts paid to clinical monitors, data management organizations, clinical sites and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of materials for clinical and non-clinical trials, and professional service fees. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high, and revenue may be overstated or understated to the extent such expenses relate to collaborations accounted for using the progress-to-completion method. The date on which specified services commence, the level of services performed on or before a given date and the cost of such services is often judgmental. We attempt to mitigate the risk of inaccurate estimates, in part, by communicating with our service providers when other evidence of costs incurred is unavailable.
     Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2006, we had federal tax net operating loss carryforwards, after limitation for the change in ownership, of $74.5 million, which expire starting in 2011, federal research and development credit carryforwards of $6.5 million and total net deferred tax assets of $140.8 million. We have recorded a valuation allowance of $141.1 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of a change in ownership; this occurred when we purchased Genaissance and Icoria.

Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenues. Consolidated revenues increased $12.0 million, or 94%, to $24.8 million in the three months ended June 30, 2006 from $12.8 million in the three months ended June 30, 2005.
Product revenues increased $2.9 million, or 26%, to $14.2 million in the three months ended June 30, 2006 from $11.3 million in the three months ended June 30, 2005 due primarily to increased sales in Clinics and Small Hospitals.
Services revenue increased $9.1 million, or 610%, to $10.6 million in the three months ended June 30, 2006 from $1.5 million in the three months ended June 30, 2005. The increase was due to approximately $9.2 million of services revenue, including approximately $1.0 million received from a customer in settlement of a prior year’s collaboration, generated by the molecular services operations acquired in the second half of fiscal 2006. Service revenues in the POL segment approximated the prior year.
     Gross Profit. Gross profit on product sales was 37% in the three months ended June 30, 2006 as compared to 31% in the three months ended June 30, 2005. The increase was due to improved pricing and cost control.
Gross profit from services revenues decreased to 37% in the three months ended June 30, 2006 from 75% in the three months ended June 30, 2005. The decrease was primarily due to the inclusion of the molecular services operations acquired in the second half of fiscal 2006 which generate lower gross margins than those in the POL segment.
     Sales and Marketing Expense. Sales and marketing expenses increased $1.2 million, or 78%, to $2.8 million in the three months ended June 30, 2006 from $1.6 million in the three months ended June 30, 2005. The increase was due to the inclusion of approximately $1.3 million of sales and marketing expenses incurred by the molecular services operations acquired in the second half of fiscal 2006. Sales and marketing expenses in the POL and Clinics and Small Hospitals segments were approximately $84,000 lower due to a reorganization of sales staff and reduced marketing activities.
     Research and Development Expense. Research and development expenses increased $2.5 million, or 357%, to $3.2 million in the three months ended June 30, 2006 from $707,000 in the three months ended June 30, 2005. The increase was due to the inclusion of the molecular services operations acquired in the second half of fiscal 2006, which includes approximately $1.3 million of expenses related to the Phase III clinical trials of vilazodone. Research and development expenses in the POL and Clinics and Small Hospitals segments in the three months ended June 30, 2006 approximated the prior year. We expect our research and development expenses for molecular services to decrease significantly in future periods if the possible spin off of our vilazodone development and commercialization activities to our shareholders is completed.
     General and Administrative Expense. General and administrative expenses increased $7.0 million, or 420%, to $8.7 million in the three months ended June 30, 2006 from $1.7 million in the three months ended June 30, 2005. The increase was due primarily to (i) the inclusion of approximately $5.9 million of general and administrative expenses, including an increase in allowance for uncollectible accounts of $0.7 million, incurred by the molecular services operations acquired in the second half of fiscal 2006 and (ii) approximately $1.1 million in stock-based compensation expenses. We expect our stock-based compensation expenses to increase in future periods as new options are granted and recently granted options become vested.
     Interest and Other Income (Expense), Net. Interest expense increased to $248,000 in the three months ended June 30, 2006 from $80,000 in the three months ended June 30, 2005 due primarily to increased average borrowings under our revolving credit facility, debt assumed in the acquisition of Genaissance and Icoria and to higher average interest rates.

Interest income increased to $102,000 in the three months ended June 30, 2006 from $28,000 in the three months ended June 30, 2005 due primarily to higher average cash balances as a result of the private placement completed on June 13, 2006 and to higher average interest rates.
Other income (expense), net of $33,000 and $3,000 in the three months ended June 30, 2006 and 2005, respectively, primarily represents foreign currency (losses) and gains.
     Provision For Income Taxes The effective tax rate was (9%) in the three months ended June 30, 2006 compared to 33% in the three months ended June 30, fiscal 2005. Although we incurred a loss in the three months ended June 30, 2006, no tax benefit was recorded on the operating losses in the United States as the deferred tax asset may not be realized. In addition, we recorded a tax provision for the income from our foreign operations. We expect that for the foreseeable future that we will not be able to provide a tax benefit from our losses in the U.S.
Liquidity and Capital Resources
We had cash and cash equivalents of approximately $19.0 million at June 30, 2006. We generated net cash flow of $11.7 million in the three months ended June 30, 2006 as compared to $1.0 million in the same period last year. The increased net cash flow in 2006 was due to the issuance of common stock and other equity instruments partially offset by our operating losses, debt repayments and purchases of equipment.
At currently projected rates of expenditure, we believe that additional funding will be required to operate the Company through the end of the third quarter of fiscal 2007, including the funding of Phase III clinical trials for vilazodone. To reduce our cash utilization, we continue to identify areas to rationalize our cost base and streamline our organization as we integrate Genaissance and Icoria into our operations. We are considering several options for raising additional funds such as public or private offerings of equity or debt, or other financing arrangements. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, including our efforts related to vilazodone, HAP and other new technologies, which would reduce our use of cash but could harm our long-term financial condition and operating results. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
On June 13, 2006, we closed a private placement of common stock in which we sold 1,039,783 shares of common stock and warrants to purchase an additional 519,889 shares of common stock for net proceeds of approximately $16.9 million, after transaction expenses of approximately $26,000, to certain institutional and other qualified investors, including certain members of our board of directors. The unit price was $16.27, which equaled the closing bid price of our common stock on NASDAQ on the Closing Date, plus $0.06. The exercise price of the warrants is $19.45. The warrants are exercisable beginning December 14, 2006 and expire on June 13, 2011.

Our long-term debt obligations at June 30, 2006 and March 31, 2006 were as follows:

	June 30,	March 31,
(in thousands)	2006	2006
Note payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$335	$301
Note payable, bearing interest at 4.0%, with maturity on January 2010 and monthly payments of $17 and secured by related software	680	724
Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	398	452
Capital lease obligations with final maturity on January 2010	1,147	1,294

Icoria Acquired Debt
Convertible note payable, bearing interest at 10.75% with maturity on October 2007 and secured by certain of Icoria’s fixed assets	2,901	3,227

Genaissance Acquired Debt
Note payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by Genaissance’s leasehold improvements	3,403	3,520

Genome Express Acquired Debt
Interest-free advance from lending institution with respect to research tax credits, with maturity in May 2006	—	340
Interest-free advance from French government under a program to stimulate national innovation, with maturities between September 2007 and September 2008	477	1,134

	9,341	10,992
Less: current portion	(3,950)	(3,929)

	$5,391	$7,063

Line of Credit Agreements
In June 2006, CDSS reduced its line of credit from $10.0 million to $7.5 million in order to lower the fees paid to the lender on the unused portion of the line. Since CDSS’ borrowing capacity is based on certain of its receivables and inventories, which have allowed maximum outstanding borrowing levels of approximately $5.5 million to date, the reduction in the line of credit does not impact our expected liquidity. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (8.25% at June 30, 2006). Approximately $3.9 million of principal was outstanding at June 30, 2006. The borrowings under the credit facility are secured by certain trade receivables and inventories. Approximately $1.1 million of additional borrowing capacity was available to us as of June 30, 2006. On December 2, 2005, we amended the terms of the credit facility to permit the use of up to $1.5 million of available credit under the revolver for business operations other than those engaged in by that subsidiary. The credit facility requires us to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. As of March 31, 2006, we did not meet the fixed charge coverage covenant and were granted a waiver of the non-compliance. As of June 30, 2006, we were in compliance with the financial covenants. The revolving credit facility was automatically renewed for one year in March 2006.
We maintain a line of credit agreement with a financial institution which provides for €1.8 million (approximately $2.3 million) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25% (3.75% at June 30, 2006). The line of credit is collateralized by certain trade receivables and inventories, and contains certain financial covenants relating to solvency, which are not considered restrictive to our operations. As of June 30, 2006, no amounts were outstanding under the agreement.
We maintain a line of credit agreement with a financial institution which provides for A$300,000 (approximately $224,000) of available credit. The line of credit bears interest at 2.98% above the base rate as reported by the

Australian bank’s Business Mortgage Index (8.9% at June 30, 2006). Borrowings under the line are secured by the assets of our Australian subsidiary. The line of credit requires us to comply with certain financial covenants. There are no amounts outstanding on this line of credit.
The following table summarizes our contractual obligations at June 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period

		July 1, 2006	Fiscal 2008	Fiscal 2010
		to March 31,	Through	Through	After
(In thousands)	Total	2007	Fiscal 2009	Fiscal 2011	Fiscal 2011
Contractual Obligations:
Short and long-term debt (1)	$10,969	$3,420	$4,733	$2,777	$39
Capital lease obligations (1)	1,393	455	739	199	—
Operating lease obligations	13,864	3,136	5,671	2,881	2,176
Government funded development credits	236	62	174	—	—

Total contractual cash obligations	$26,462	$7,073	$11,317	$5,857	$2,215

(1)	Includes interest expense
We entered into a financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product’s gross revenues as long as the product is a commercial success. We began to ship this product during fiscal year 1998, evidencing its commercial success. We have deferred all funding received and reported those amounts as development credits included in accrued expenses ($236,000 at June 30, 2006). When we make a payment to the Netherlands government, the recorded liability is reduced. There is no obligation to repay any remaining amounts after 2008.
In connection with the acquisitions of Genaissance, Icoria and Genome Express we recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and lease termination of $1.5 million. A summary of the severance and lease termination activity as of June 30, 2006 is as follows:

	Balance			Balance
	March 31,	Fiscal 2007		June 30,
	2006	Accrual	Payments	2006
Severance	$2,350	$—	$(848)	$1,502
Lease termination costs	1,090	14	(422)	682

	$3,440	$14	$(1,270)	$2,184

We expect the severance costs will be fully paid during the third quarter of fiscal 2007 and the lease termination fee will be fully paid during fiscal 2010.
Capital expenditures totaled $519,000 and $159,000 in the three months ended June 30, 2006 and 2005, respectively and were primarily related to the Enterprise Resource Planning System. During fiscal 2007, we expect to make capital expenditures of approximately $1.5 million primarily to introduce new products, and improve production of existing products. We expect to use our available cash, credit lines and capital leases to fund these expenditures.
Our sources of cash as of June 30, 2006 include our cash and cash equivalents balance of approximately $19.0 million, existing lines of credit, cash flows from certain operations of certain divisions, and possible future equity and/or debt financings. Our projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. As described in Note 3 to the consolidated financial statements in our Annual Report on Form 10K for the year ended March 31, 2006, we have completed four business combinations since October 6, 2005. As part of our strategy, we continually evaluate possible mergers, acquisitions and investments. The financing of such activities is evaluated as part of our review of any opportunity.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. We attempt to minimize some of these risks by using foreign currency forward and swap contracts. These hedging activities provide only limited protection against interest rate and currency exchange risks. Factors that could influence the effectiveness of our programs include volatility of the interest rate and currency markets and availability of hedging instruments. Any contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure, not for speculation.
Interest Rate Risk
We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of June 30, 2006, we had $3.9 million outstanding on our domestic line of credit carrying an interest rate of 0.25% over Prime (8.50%) and a convertible note with an outstanding balance of $2.9 million carrying an interest rate of 2.5% over Prime (10.75%). A hypothetical 10% change in interest rates would not materially impact our annual interest expense.
Foreign Exchange
The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, assets, liabilities and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs, using primarily foreign currency forward and swap contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term foreign currency forward and swap contracts to protect against currency exchange risks associated with long-term intercompany loans due to our international subsidiaries and the payment of merchandise purchases to foreign vendors. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting and not an economic exposure.
As of June 30, 2006, we had outstanding foreign currency forward contracts with a notional amount aggregating $900,000, all of which related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the three months ended June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(b) under the Securities and Exchange Act) as of June 30, 2006. Based on its evaluation, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
On August 7, 2006, C. Evan Ballantyne was appointed Senior Vice President and Chief Financial Officer. Mr. Ballantyne is our principal financial and accounting officer for purposes of evaluating our disclosure controls and procedures, as described above, and for signing the Section 302 and 906 certifications included in this Quarterly Report on Form 10-Q.

Changes in Internal Controls
No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at June 30, 2006, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.
ITEM 1A. RISK FACTORS
Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 29, 2006, contains numerous risk factors relating to our business and operations and ownership of common stock We have updated our Risk Factors since June 29, 2006 to include the following matters. Investors should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K for the year ended March 31, 2006 as well as the following two matters, among others, relating to Clinical Data.
Risk factors relating to our business and operations
We have received a going concern opinion from our independent registered public accounting firm.
Our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2006 have been prepared with the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated June 27, 2006 that includes an explanatory paragraph stating that our accumulated deficit, negative cash flows from operations and the expectation that we will continue to incur losses in the foreseeable future, raise substantial doubt about our ability to continue as a going concern. If we cannot secure adequate financing in the near term, we will be unable to continue to pursue the commercialization of our existing products, which could have a material adverse effect on our business and results of operations.
We do not have sufficient cash resources available to fund our current level of activities through the end of the third quarter of fiscal 2007 and beyond, including our Phase III clinical trial program for vilazodone. Over the near-term, we will need to satisfy substantial capital requirements to pursue our development and commercialization strategies and to further optimize operations.
Our sources of cash at June 30, 2006 include $19.0 million of cash and cash equivalents, existing lines of credit and cash flows from operations of certain divisions. At currently projected rates of expenditure, we believe that additional funding will be required to operate the Company through the end of the third quarter of fiscal 2007, including the funding of Phase III clinical trials for vilazodone. Although we completed a private placement of our common stock of approximately $16.9 million on June 13, 2006, there can be no assurance that any future equity or other fundraising would be successful. A general lack of market interest in providing further financing to life sciences companies could have a material adverse effect on our ability to raise funds. If we do secure additional capital through a public or private equity offering, dilution to our then existing shareholders may result.
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
ITEM 5. OTHER INFORMATION
In May 2006, CDSS requested a reduction in its revolving credit facility from $10.0 million to $7.5 million from the lender in order to lower the fees paid to the lender on the unused portion of the line. Since CDSS’ borrowing capacity is based on certain of its receivables and inventories, which have allowed maximum outstanding borrowing levels of up to approximately $5.5 million to date, the reduction in the line of credit does not impact our expected liquidity. In mid-June 2006, the lender began reflecting the total credit facility as $7.5 million in its borrowing base calculations and, accordingly, reduced the fees payable by us under the facility. However, the written amendment to the credit facility to reflect the reduction in capacity has not yet been executed, but is expected to be signed shortly.
We filed a Current Report on Form 8-K on May 18, 2006 to report the entry into employment arrangements with Andrew J. Fromkin and Caesar J. Belbel, two of our executive officers. As of the filing of this Quarterly Report, the written agreements reflecting these arrangements have not been finalized. All material terms of the arrangements were reported on the previous Form 8-K filing and, upon execution of the written agreements, we will file such agreements with our periodic reports.
ITEM 6. EXHIBITS
See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

CLINICAL DATA, INC.

/s/ Andrew J. Fromkin

Dated: August 14, 2006	Andrew J. Fromkin
President and Chief Executive Officer
Principal Executive Officer

/s/ C. Evan Ballantyne

Dated: August 14, 2006	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2003, among Clinical Data, Landmark and Spectran. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of April 29, 2003, among CDSS, GPSI and Clinical Data. Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.3	Asset Purchase Agreement, dated as of December 9, 2002, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 9, 2002, and incorporated herein by reference.

2.4	Amendment No. 1 to Original Asset Purchase Agreement, dated as of February 10, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.5	Amendment No. 2 to Original Asset Purchase Agreement, dated as of March 18, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.6	Amendment No. 3 to Original Asset Purchase Agreement, dated as of March 31, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.7	Amendment No. 4 to Original Asset Purchase Agreement, dated as of April 29, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.8	Agreement and Plan of Merger, dated as of June 20, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 28, 2005, and incorporated herein by reference.

2.9	First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 2, 2005, and incorporated herein by reference.

2.10	Agreement and Plan of Merger, dated as of September 19, 2005, among Clinical Data, Inc., Irides Acquisition Corporation and Icoria, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 22, 2005, and incorporated herein by reference.

3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Elimination of the Series A Nonvoting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 7, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 11, 2005,

Exhibit
Number	Description
and incorporated herein by reference.

3.4	Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.6	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Series A Preferred Stock Certificate. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 29, 2006, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.