Form 10-Q
period 2006-09-30
CLINICAL DATA INC
filed 2006-11-14
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 0-12716
CLINICAL DATA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2573920 (I.R.S. Employer Identification No.)

One Gateway Center, Newton, Massachusetts (Address of Principal Executive Offices)	02458 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 6, 2006 was 9,676,450.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,810	$7,225
Accounts receivable, net	13,884	16,160
Inventories, net	14,339	13,180
Prepaid expenses and other current assets	5,137	4,991
Assets of discontinued operations	2,316	2,646

Total current assets	52,486	44,202

PROPERTY, PLANT AND EQUIPMENT, Net	10,267	10,564
GOODWILL	26,373	27,547
INTANGIBLE ASSETS, Net	19,304	24,268
OTHER ASSETS, Net	986	1,646

TOTAL ASSETS	$109,416	$108,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$4,187	$3,980
Current portion of capital leases and long-term debt	2,266	3,868
Accounts payable	9,782	10,245
Accrued expenses	10,662	14,230
Customer advances and deferred revenue	4,192	3,543
Other current liabilities	1,536	1,708
Liabilities of and minority interest in discontinued operations	1,265	1,661

Total current liabilities	33,890	39,235

CAPITAL LEASES AND LONG-TERM DEBT, NET OF CURRENT PORTION	7,381	6,889
OTHER LONG-TERM LIABILITIES	2,223	2,314

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 1,500,000 shares authorized Series A voting, convertible preferred stock, 234,000 shares issued and outstanding at September 30, 2006 and March 31, 2006, liquidation preference of $3,358,000 at September 30, 2006	2	2
Common stock, $.01 par value, 14,000,000 shares authorized; 9,685,000 and 8,520,000 shares issued at September 30, 2006 and March 31, 2006, respectively; 9,675,000 shares and 8,510,000 shares outstanding at September 30, 2006 and March 31, 2006, respectively	97	85
Additional paid-in capital	124,734	105,145
Accumulated deficit	(60,078)	(45,810)
Treasury stock, 10,000 shares at cost	(47)	(47)
Deferred compensation	—	(318)
Accumulated other comprehensive income	1,214	732

Total stockholders’ equity	65,922	59,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,416	$108,227

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Products	$10,618	$10,075	$23,058	$20,251
Services	8,576	1,629	19,189	3,163

Total	19,194	11,704	42,247	23,414
COST OF REVENUES
Products	7,489	6,545	15,327	13,062
Services	5,394	926	12,098	1,997

Total	12,883	7,471	27,425	15,059

Gross profit	6,311	4,233	14,822	8,355
OPERATING EXPENSES
Sales and marketing	2,346	1,366	4,896	2,760
Research and development	3,809	631	7,038	1,338
General and administrative	7,969	1,645	16,410	3,076

Total operating expenses	14,124	3,642	28,344	7,174

Operating (loss) income	(7,813)	591	(13,522)	1,181
Interest expense	(316)	(85)	(555)	(160)
Interest income	155	20	254	45
Other income (expense), net	(66)	17	(22)	23

(Loss) income from continuing operations before taxes	(8,040)	543	(13,845)	1,089
Benefit from (provision for) income taxes	29	(211)	(430)	(392)

(Loss) income from continuing operations	(8,011)	332	(14,275)	697
(Loss) income from discontinued operations, net of taxes	(109)	45	(30)	87

Net (loss) income	(8,120)	377	(14,305)	784
Preferred stock dividend	(27)	—	(50)	—

Net (loss) income applicable to common stockholders	$(8,147)	$377	$(14,355)	$784

(Loss) income from continuing operations — per share:
Basic	$(0.84)	$0.08	$(1.56)	$0.16

Diluted	$(0.84)	$0.07	$(1.56)	$0.15

(Loss) income from discontinuing operations — per share:
Basic	$(0.01)	$0.01	$(0.00)	$0.02

Diluted	$(0.01)	$0.01	$(0.00)	$0.02

Net (loss) income — per share:
Basic	$(0.85)	$0.09	$(1.57)	$0.18

Diluted	$(0.85)	$0.08	$(1.57)	$0.17

Weighted average shares:
Basic	9,612	4,395	9,158	4,395
Diluted	9,612	4,531	9,158	4,526
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,305)	$784
(Income) loss from discontinued operations	30	(87)

Net (loss) income from continuing operations	(14,275)	697
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	6,178	816
Allowance for bad debts	657	—
Stock based compensation and expense	2,630	—
Gain on sales of equipment	(101)	—
Changes in current assets and liabilities:
Accounts receivable	1,847	(26)
Inventories	(829)	(1,178)
Prepaid expenses and other current assets	(30)	(425)
Other assets	560	(163)
Accounts payable and accrued liabilities	(3,226)	164
Customer advances and deferred revenue	512	62
Other current liabilities	(70)	211

Cash (used in) provided by continuing operations	(6,147)	158
Cash (used in) provided by discontinued operations	(14)	536

Net cash (used in) provided by operating activities	(6,161)	694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(607)	(213)
Proceeds from sales of equipment	124	—
Cash used in business combinations	(184)	(447)
Capitalization of software development costs	—	(108)

Cash used in investing activities — continuing operations	(667)	(768)
Cash used in investing activities — discontinued operations	(21)	(199)

Net cash used in investing activities	(688)	(967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	207	1,781
Borrowings under other debt arrangements	231	121
Payment on debt and capital leases	(1,438)	(411)
Proceeds from the sale of common stock and warrants, net of transaction costs	16,622	—
Exercise of stock options	547	—
Stockholder dividends	(56)	(176)

Cash provided by financing activities — continuing operations	16,113	1,315
Cash (used in) provided by financing activities — discontinued operations	(18)	141

Net cash provided by financing activities	16,095	1,456

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	339	(401)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,585	695
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,225	4,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,810	$4,953

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR SEPTEMBER 30, 2006
(1) Operations and Basis of Presentation
Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company manages its business as four operating segments: “Molecular Services” (which includes Cogenics, PGxHealth and Vilazodone); sales of instruments and consumables to “Clinics and Small Hospitals”; sales of instruments, consumables and services to “Physician’s Office Laboratories”; and “All Other”.
Through its CogenicsTM brand name and division, the Company offers a wide range of molecular and pharmacogenomic services which are provided and marketed to pharmaceutical, biotech, academia, agricultural and government clients.
Under the PGxHealthTM brand name and division, the Company focuses on genetic tests and biomarker development, validation and commercialization activities aimed at improving the efficacy and safety of drugs. The Company is also seeking to develop and commercialize Vilazodone, a novel dual serotonergic antidepressant compound being studied for treatment of depression, along with a potential companion pharmacogenetic test that will be developed and marketed by the PGxHealth division.
The Company also designs, distributes, and manufactures scientific instrumentation and supplies as well as a range of products and services, from equipment and reagents to lab management and consulting services to physician’s office laboratories (“POLs”) and small- and medium-sized medical laboratories.
The Company established its molecular and pharmacogenomics services business in the third and fourth quarters of fiscal 2006 by acquiring Genaissance Pharmaceuticals, Inc. (“Genaissance”), Icoria, Inc. (“Icoria”) and Genome Express S.A. (“Genome Express”). The acquired businesses had a significant impact on the reported results of operations and financial position for fiscal 2006, the first half of fiscal 2007 and will have a significant impact on future operations and cash flows. Prior to the acquisitions, Genaissance, Icoria and Genome Express reported significant operating losses and used significant cash in their respective operations. These operating losses may continue for the next twelve months or longer depending upon the business developments and research and development efforts, particularly those related to Vilazodone and PGxHealth.
The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of September 30, 2006, the Company’s current and future sources of cash include cash balances of approximately $16.8 million, existing lines of credit, cash flows from operations of certain divisions, plus net cash proceeds of approximately $1.1 million from the sale of our discontinued operations (see Note 3) received November 13, 2006, and possible future equity and/or debt financings. The Company’s projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and possibly through strategic acquisitions. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including completion of a private placement of common stock on June 13, 2006 for net proceeds of approximately $16.9 million, the restructuring of certain long-term debt and lease obligations, and the consolidation of facilities and the resultant reductions in head count. At currently projected rates of expenditure, management believes that additional funding will be required to operate the Company through the first quarter of fiscal 2008, including the funding of Phase III clinical trials for Vilazodone, which was acquired in the Genaissance transaction. During the three and six months ended September 30, 2006, research and development expense included approximately $2.0 million and $3.3 million, respectively, of costs related to the Phase III clinical trials of Vilazodone. To reduce its cash utilization, the Company is working to accelerate the integration of the businesses acquired during fiscal 2006 into the Company’s operations, improve operating efficiencies, reduce administrative costs and grow revenues in key business lines. The Company may seek financing from among other sources, public or private issuances of equity or debt securities, and/or from collaborations with third parties or government grants. If the Company is unable to obtain any required additional financing or further improve its cash position from its operating activities, it may be required to reduce the scope of its planned research, development and commercialization activities,

(1) Operations and Basis of Presentation (continued)
including those efforts related to Vilazodone, which would reduce the use of cash but could harm the Company’s long-term financial condition and operating results.
(2) Summary of Significant Accounting Policies
     Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	September 30,	March 31,
(in thousands)	2006	2006
Raw materials	$5,918	$6,300
Work-in-process	2,462	1,589
Finished goods	5,959	5,291

	$14,339	$13,180

     (Loss) Income per Share
Basic (loss) income per share is determined by dividing (loss) income applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are determined by dividing (loss) income applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options, warrants, convertible debt, restricted common stock convertible preferred stock calculated using the treasury stock method and convertible preferred stock using the “if-converted” method.
The number of basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Basic weighted average shares outstanding	9,612	4,395	9,158	4,395
Dilutive effect of common stock options	—	136	—	131

Diluted weighted average shares outstanding	9,612	4,531	9,158	4,526

The following dilutive securities were not included in the diluted earnings per share calculations for the periods ended September 30, 2006 because the inclusion of these amounts would have been anti-dilutive because the Company reported a net loss.

(in thousands)
Common stock options	1,344
Common stock warrants	972
Convertible loan	100
Voting convertible series A preferred stock	234

Potentially dilutive securities outstanding	2,650

(2) Summary of Significant Accounting Policies (continued)
     Comprehensive (Loss) Income
The components of other comprehensive (loss) income for the three and six months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net (loss) income from continuing operations	$(8,120)	$377	$(14,305)	$784
Translation adjustment	222	(7)	482	(670)

Total comprehensive (loss) income	$(7,898)	$370	$(13,823)	$114

Supplemental disclosure of non-cash transactions:

Issuance of warrants in connections with debt agreements	$120	$—
Equipment acquired through capital leases and long term debt	—	135

Supplemental disclosure of cash transactions:

Interest paid	$555	$160
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
(3) Discontinued Operations
During the second quarter of fiscal 2007, the Board of Directors approved a plan to sell Vital Diagnostics, Pty. Ltd., the Company’s Australian subsidiary (“Vital Diagnostics”). The transaction, structured as a share purchase of the Company’s 92.5% equity interest for net cash proceeds of $1.1 million, closed on November 13, 2006.
Vital Diagnostics was a member of the Vital Diagnostics Division group of companies and a part of our Clinics and Small Hospitals segment, and acted as a distributor in Australia focused on selling scientific instrumentation, equipment and reagents to POLs and small- and medium-sized medical laboratories primarily in Australia and New Zealand. As a distributor, Vital Diagnostics did not manufacture or design any of the Company’s products.
The Company received offers from two groups to purchase Vital Diagnostics, and accepted the most favorable offer. Vital Diagnostics’ general manager and holder of the 7.5% minority interest, Adrian Tennyenhuis, in partnership with New River Management IV, LP, invested the cash used by Vital Diagnostics to fund the purchase price of the buy-back. New River Management, IV is an affiliate of Third Security, which is funded and controlled by Third Security, LLC. Third Security, LLC is controlled by Randal J. Kirk, the Chairman of the Board of the Company. The Company recorded a loss of approximately $153,000 net of taxes in connection with the sale to reduce the asset to the net realizable value. The Company has classified the results of the operations of Vital Diagnostics as discontinued operations in the accompanying financial statements. There was approximately $417,000 of cash reported by Vital Diagnostics at September 30, 2006.
Prior to seeking a buyer for Vital Diagnostics, the Company determined that the Vital Diagnostics business did not fit strategically with its operating segments. Vital Diagnostics also had few synergies to leverage across the

(3) Discontinued Operations (continued)
Company’s other operations, and had been experiencing significant business challenges with its client base over the past 12 months. The Company also determined that its capital resources could be better allocated among those businesses in our other operations segments that offer us better opportunities for growth in our strategic markets.
Summarized financial information for Vital Diagnostics is set forth below. The loss on disposal reflects the estimated effect of the planned sale.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Discontinued Operations Before Disposal:
Revenues	$992	$1,184	$2,756	$2,247

Income before taxes and minority interest	66	70	184	134
Minority interest	(4)	(3)	(9)	(7)

Income before taxes	62	67	175	127
Income taxes	(18)	(22)	(52)	(40)

Income from operations, net of taxes	44	45	123	87
Disposal:
Impairment loss, before taxes	(221)	—	(221)	—
Income tax benefit	68	—	68	—

Loss on disposal, net of taxes	(153)	—	(153)	—

(Loss) income from discontinued operations, net of taxes	$(109)	$45	$(30)	$87

	September 30,	March 31,
(in thousands)	2006	2006
Accounts receivable, net	$1,168	$1,131
Inventory, net	728	910
Prepaid expenses and other current assets	182	198
Property, plant and equipment, net	171	340
Other assets	67	67

Assets of discontinued operations	$2,316	$2,646

Current portion of capital leases and long-term debt	$69	$61
Accounts payable	327	593
Accrued expenses	327	448
Customer advances	259	270
Capital leases and long-term debt, net of current portion	159	174
Minority interest	124	115

Liabilities of and minority interest in discontinued operations	$1,265	$1,661

(4) Goodwill and Intangible Assets
Goodwill balances, by segment, are as follows:

	September 30,	March 31,
(in thousands)	2006	2006
Molecular services	$18,870	$20,044
Physician’s office laboratories	6,350	6,350
Clinics and small hospitals	1,153	1,153

	$26,373	$27,547

The reduction in goodwill in the Molecular Services segment during the six months ended September 30, 2006 was primarily related to a $1.2 million reduction in accrued expenses recorded for the favorable resolution of a pre-acquisition contingency.
The other identifiable intangible asset balances are as follows:

	September 30,	March 31,
(in thousands)	2006	2006
Purchased intangibles:
Completed technology	$12,310	$12,400
Customer relationships	12,245	12,245
Other	803	803

	25,358	25,448
Less: accumulated amortization	(7,694)	(4,123)

Purchased intangibles, net	17,664	21,325

Capitalized software	1,696	1,609
Less: accumulated amortization	(642)	(443)

Capitalized software, net	1,054	1,166

ERP implementation and software	586	1,777

Intangible assets, net	$19,304	$24,268

(5) Restructuring and Integration Reserves
In connection with the acquisitions of Genaissance, Icoria and Genome Express, the Company recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and a lease termination of $1.5 million. A summary of the severance and lease termination activity as of September 30, 2006 is as follows:

	Balance			Balance
	March 31,	Fiscal 2007		September 30,
	2006	Accrual	Payments	2006
Severance	$2,350	$125	$(1,532)	$943
Lease termination costs	1,090	—	(1,090)	—

	$3,440	$125	$(2,622)	$943

The Company expects the severance costs will be fully paid during the third quarter of fiscal 2007.

(6) Debt
Laurus Note
On August 31, 2006, the Company, Icoria and Laurus Master Fund, Ltd. (“Laurus”), amended and restated the secured convertible term note payable to Laurus in the aggregate principal amount of approximately $3.0 million (the “Note”), which the Company assumed as part of its acquisition of Icoria in December 2005.
The Note is now due in semi-annual installments of approximately $334,070 beginning December 1, 2006 with final maturity on October 19, 2010, representing a three-year extension of the original term. The semi-annual installments may be paid in common stock if the market value of the common stock is equal to or greater than $27.50 per share, subject to certain terms and conditions in the Amended and Restated Securities Purchase Agreement (the “Purchase Agreement”) and the Note. The Note may be prepaid at a rate of 115% of the then outstanding principal balance, plus accrued and unpaid interest and fees, if any, subject to Laurus’ election to convert such amounts into common stock at $25.00 per share. The Note carries interest at prime plus 2.5% per annum, of which 6.0% is payable monthly in cash. As defined by the agreement, quarterly, the borrower may elect to take the difference and: (i) capitalize it into the principal amount of the Note, (ii) pay it in cash, (iii) pay it in common stock or (iv) pay it in a combination of both cash and common stock. The price of the common stock would be equal to 90% of the average closing price of the common stock for the five trading days prior to a payment date, at the option of the Company, subject to the terms and conditions of the Purchase Agreement. The payment of the non-cash portion of the interest is due quarterly.
The Note is convertible into shares of the Company’s common stock at an initial price of $25.00 per share at the option of Laurus, and is mandatorily convertible if the market value of the common stock is equal to or greater than $27.50 per share for six consecutive trading days as specified per the terms of the Note.
The Note is secured by all of Icoria’s assets, including but not limited to accounts receivable, inventory, equipment, intellectual property and general intangibles.
Under the terms of the Note, the entire principal balance, plus any accrued and unpaid interest and fees, could be accelerated if: (i) principal and interest payments are not timely made; (ii) any covenants of Icoria contained in the Note and the Purchase Agreement are breached; or (iii) Icoria declares bankruptcy, makes an assignment for the benefit of creditors or applies for the appointment of a receiver or trustee for a substantial part of its assets and properties. In addition, upon the occurrence and during the continuance of an event of default (as defined in the Note), Laurus may accelerate payment due under the Note and, in the event of such an acceleration, the amount due and owing to Laurus shall be 100% of the then outstanding principal amount of the Note, plus accrued and unpaid interest and fees, if any. The interest rate on the Note shall also be increased by 2.0% during the continuance of an event of default.
In connection with the terms of the amendment, the Company issued warrants to Laurus. The warrants consist of the right to purchase 25,622 shares of the Company’s common stock at an exercise price of $30.00 per share. Of the 25,622 warrants, 12,811 terminate in August 2008 and 12,811 will terminate in August 2011. The fair value of the warrants at the date of issuance totaled approximately $120,000, which has been recorded as an increase to unamortized discount on the Note and an increase to additional paid-in capital. The discount will be amortized and recorded as additional interest expense on a straight-line basis over a period equal to the life of the warrants or maturity date of the Note, whichever is lesser.
Debt Compliance for LaSalle Bank and Line of Credit Agreements
In June 2006, CDSS reduced its line of credit from $10.0 million to $7.5 million in order to lower the fees paid to the lender on the unused portion of the line. Since CDSS’ borrowing capacity is based on certain of its receivables and inventories, which have allowed maximum outstanding borrowing levels of approximately $5.5 million to date, the reduction in the line of credit does not impact our expected liquidity. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (8.50% at September 30, 2006). Approximately $4.2 million of principal was outstanding at September 30, 2006. The credit facility requires us to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed

(6) Debt (continued)
charge coverage. As of March 31, 2006, we did not meet the fixed charge coverage covenant and were granted a waiver of the non-compliance. As of September 30, 2006, we did not meet certain balance sheet and income statement covenants and were granted a waiver of non-compliance. The revolving credit facility was automatically renewed for one year in March 2006.
(7) Equity-Based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective application method effective April 1, 2006. SFAS 123R establishes accounting for stock-based awards exchanged for employee services and other stock-based transactions. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. The Company previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The effect of adopting SFAS 123R was to increase the net loss for the three and six months ended September 30, 2006 by $910,000 (or $0.09 per share) and $2.1 million (or $0.23 per share), respectively, reflecting the compensation expense of stock options at fair value.
Stock-based compensation expense including options and restricted stock totaled approximately $1.1 million and $0 during the three months ended September 30, 2006 and 2005, respectively and $2.3 million and $0 during the six months ended September 30, 2006 and 2005, respectively. In May 2006, the Company granted 70,000 options to Kevin Rakin, a member of the Company’s Board of Directors, in connection with the settlement of an employment agreement. The options were exercisable immediately and had a fair value of approximately $896,000, which was expensed on the date of grant.
The following table presents the stock-based compensation expense in the three and six months ended September 30, 2006:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
(in thousands, except per share amouts)	2006	2006
Cost of revenues	$3	$10
Sales and marketing	16	16
Research and development	144	227
General and administrative	913	2,057

Pre-tax stock-based compensation expense	1,076	2,310
Income tax benefits	—	—

Stock-based compensation expense, net	$1,076	$2,310

Basic and diluted net loss per share	$0.09	$0.23

Since the Company realized no tax benefits related to the stock-based compensation expense, the adoption of SFAS 123R had no impact on the reported net cash flows provided from operating or financing activities during the three month and six month periods ended September 30, 2006.

(7) Equity-Based Compensation (continued)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee awards for the three and six months ended September 30, 2005:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2005	2005
Net income from continuing operations, as reported	$332	$697
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under the fair value method, net of related tax effects	(52)	(71)

Pro forma net income	$280	$626

As reported basic income per share	$0.09	$0.18
As reported diluted income per share	$0.08	$0.17

Pro-forma income per share	$0.07	$0.16
Pro-forma diluted income per share	$0.07	$0.15
The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of our common stock over the expected life of the option. The average expected life in 2006 was based on an average of the vesting period and the contractual term of the option in accordance with SEC Staff Accounting Bulletin No. 107. The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. Exclusive of the options assumed in connection with the recent business combinations, forfeitures have historically been minimal and are estimated to be 0% per annum.
The assumptions used to calculate the grant-date fair value of the options for the three and six months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.88 - 5.13%	3.88 - 4.00%	4.88 - 5.18%	3.88 - 4.00%
Expected life of the options	6-7 years	3 years	6-7 years	3 years
Expected volatility	73 - 82%	38%	73 - 82%	38%
Expected dividend yield	0%	0%	0%	0%
Fair value of awards	$10.00	$6.23	$10.16	$6.23
Incentive Plans - The Company established a 1991 Stock Option Plan (the “1991 Plan”) and a 1991 Directors’ Stock Option Plan (the “Directors’ Plan”) under which an aggregate of 150,000 shares and 75,000 shares of common stock were reserved, respectively, for the purpose of granting incentive and nonstatutory stock options. In September 2002, the stockholders approved the establishment of the 2002 Incentive and Stock Option Plan (the “2002 Plan”)

(7) Equity-Based Compensation (continued)
under which an aggregate of 250,000 shares of common stock were reserved. In October 2005, the stockholders approved the establishment of the 2005 Equity Incentive Plan (the “2005 Plan”) under which an aggregate of 1.0 million shares of common stock were reserved. On September 21, 2006, the stockholders approved an amendment to the 2005 Plan which (a) increased the aggregate number of shares issuable from 1.0 million to 2.0 million and (b) increased the maximum number of shares that may be awarded to any participant in any tax year from 150,000 to 500,000 shares. All options are granted at not less than the fair market value of the stock on the date of grant.
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
A summary of option activity during for the six months ended September 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at April 1, 2006	612	$30.17
Granted	868	16.43
Exercised	(99)	5.51
Forfeited	(36)	30.43

Outstanding at September 30, 2006	1,345	$22.57	8.51	$0

Exercisable at September 30, 2006	441	$33.59	6.47	$0
The intrinsic value of options exercised is $1.1 million.
As of September 30, 2006, there was $8.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted average period of 4.1 years.
(8) Equity
On August 16, 2006, the Company issued 24,947 shares of common stock to Merck to purchase a license. The value of the shares (approximately $320,000 based on the quoted price of the Company’s stock on August 16, 2006) was recorded as a research and development expense in the Molecular Services division.
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

(9) Related Party Transactions
As described in Note 3, the Company received offers from two groups to purchase the Company’s 92.5% majority interest in Vital Diagnostics. The Company accepted the more favorable offer. Pursuant to such offer, Vital Diagnostics’ general manager, Adrian Tennyenhuis, in partnership with New River Management IV, LP, invested $1.5 million into Vital Diagnostics which Vital Diagnostics used to fund the transaction. New River Management, IV is an affiliate of Third Security, which is funded and controlled by Third Security, LLC. Third Security, LLC is controlled by Randal J. Kirk, the Chairman of the Board of the Company. This transaction closed on November 13, 2006.
On June 9, 2006, the Company issued $2.0 million of convertible promissory notes to two affiliates of Randal J. Kirk. The notes, which were payable at thirty days from the date of issuance, accrued interest at a rate of 12% per annum and were convertible at the option of the holders into the same type of security sold by the Company to investors in the first financing following issuance. On June 13, 2006, the notes plus accrued interest of approximately $4,000 were converted as part of the private placement of common stock discussed in Note 6 above.
(10) Segment Information
The Company manages its business as four operating segments: “Molecular Services” (which includes Cogenics, PGxHealth and Vilazodone); sales of instruments and consumables to “Clinics and Small Hospitals”; sales of instruments, consumables and services to “Physician’s Office Laboratories”; and “All Other”. All Other includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.
Segment information for the three months ended September 30, 2006 and 2005 is as follows:

	Clinics and	Physician’s
	Small	Office	Molecular	All
(in thousands)	Hospitals	Laboratories	Services	Other	Total
Revenues
2006	$6,731	$5,201	$7,262	$—	$19,194
2005	5,609	6,095	—	—	11,704

Cost of revenues and operating expenses
2006	6,213	5,528	12,456	2,810	27,007
2005	4,816	5,971	—	326	11,113

Interest income
2006	14	—	10	131	155
2005	20	—	—	—	20

Interest expense
2006	11	124	166	15	316
2005	—	70	—	15	85

Income tax provision (benefit)
2006	193	—	(233)	11	(29)
2005	280	(61)	—	(8)	211

Net (loss) income from continuing operations
2006	399	(422)	(5,530)	(2,458)	(8,011)
2005	538	95	—	(301)	332

(10) Segment Information (continued)
Segment information for the six months ended September 30, 2006 and 2005 is as follows:

	Clinics and	Physician’s
	Small	Office	Molecular	All
(in thousands)	Hospitals	Laboratories	Services	Other	Total
Revenues
2006	$15,178	$10,605	$16,464	$—	$42,247
2005	10,424	12,986	—	4	23,414

Cost of revenues and operating expenses
2006	13,329	11,455	27,253	3,732	55,769
2005	9,208	12,462	—	563	22,233

Interest income
2006	27	—	52	175	254
2005	44	1	—	—	45

Interest expense
2006	11	248	279	17	555
2005	6	130	—	24	160

Income tax provision (benefit)
2006	660	—	(257)	27	430
2005	437	(24)	—	(21)	392

Net (loss) income from continuing operations
2006	1,320	(1,063)	(11,097)	(3,435)	(14,275)
2005	842	391	—	(536)	697
Revenue information by geographic area for the three and six months ended September 30, 2006 and 2005 is as follows:

	North
(in thousands)	America	Europe	All Other	Total
Three Months Ended September 30
2006	$4,754	$11,257	$3,183	$19,194
2005	6,170	2,999	2,535	11,704

Six Months Ended September 30
2006	$11,091	$24,173	$6,983	$42,247
2005	12,709	6,104	4,601	23,414

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward – Looking Statements and Risk Factors
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006.
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
Overview
Our business activities are reported in four operating segments: (i) Molecular Services, which is comprised of the recently acquired operations of Genaissance, Icoria and Genome Express (molecular services segment); (ii) sales of diagnostic equipment, consumables and services to small-to-medium-sized clinics, hospitals and laboratories (clinics and small hospitals segment); (iii) sales of diagnostic equipment, consumables and services to Physician’s Office Laboratories (POL segment); and (iv) all other activities, which includes corporate-related items, results of insignificant operations and income and expense not allocated to reportable segments. The molecular services segment, at the present, is the principal segment contributing to our reported loss.
We believe we are a leading provider of molecular services, pharmacogenomics, genetic testing and clinical diagnostics. Our molecular services segment is among the largest independent providers of pharmacogenomics, molecular and metabolomics services globally. Our pharmacogenomics, molecular and metabolomics services are marketed to the pharmaceutical, biotechnology, clinical, academic, government and agricultural marketplaces. We are utilizing pharmacogenomics to develop genetic-based tests and diagnostics and more efficacious therapeutics by finding genetic markers to guide drug development and utilization through out PGxHealth division. Our therapeutic product, Vilazodone, for depression, is in Phase III clinical development.
Our future success in molecular services will depend in large part on maintaining a competitive position in the genomics field, a field that has undergone, and is expected to continue to undergo, rapid and significant change as well as price pressure. In addition, the competition in the pharmacogenomic and molecular services market is intense and includes companies providing similar services, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the U.S. and abroad. Our future success in this highly competitive market depends on our ability to demonstrate that our recently acquired technology platforms, know how, and informatics technologies and capabilities are superior to those of such competitors and our ability to advance technologies and genetic testing franchises. We must continue to advance our intellectual property and that which we in-license in order to develop and commercialize a new generation of genetic tests. In addition, we must continue to contain costs and move toward profitability while growing revenues wherever possible.

Funding the continued development of Vilazodone, our depression drug currently in its first pivotal trials, is another challenge that we face in our molecular services business. We currently do not have the cash reserves or the revenue and related cash flows from other sources to fund such development and our operations simultaneously beyond the first quarter of fiscal 2008. In order to successfully commercialize this drug candidate, we will be required to either partner with a third party that has sufficient resources or raise capital through the sale of our debt or equity securities. Establishing a partnership with another company could have an impact on the future revenues we can expect to receive from Vilazodone if we have to share some portion of such revenues with a development partner. Additionally, fund raising could serve to dilute our existing stockholders’ ownership.
While we continue to face challenges with respect to our recent acquisitions, we are now focused on improving the operational performance of these acquisitions. As integration risks are minimized, we are focusing on improving our cash flow and have taken actions to restructure and streamline the operations of these businesses. Integrating the operations and personnel of Genaissance and Icoria will still require management attention. Efforts to coordinate product development, sales and marketing efforts and administrative operations are progressing. Given that both Genaissance and Icoria have a history of incurring significant net losses, we face the challenge of successfully integrating Genaissance and Icoria into businesses that will generate sufficient revenue to become profitable and that will sustain profitability if they do become profitable alleviating the need for ongoing efforts to raise capital. We have added seasoned management to assist in this transition and these efforts.
With respect to our Vital Diagnostics Division, revenues from clinical laboratory testing worldwide are anticipated to grow as a result of the aging of the population, increased healthcare awareness and expanding insurance coverage. The present focus, however, on greater efficiency in disease management and on reducing health care costs exposes our customers to a constant pressure to contain costs. Consequently, in order to remain competitive and gain market share in these growing markets, it is essential for us to continue to provide cost-effective technologies and services.
Competition in the medical products industry, which includes our diagnostic instrumentation, reagent and consulting services businesses, is intense and expected to increase as new products, technologies and services become available and new competitors enter the market. Our competitors in the United States and Europe are numerous and include, among others, large, multi-national diagnostic testing and medical products companies. Our future success depends upon maintaining a competitive position in the development and distribution of products, technologies and services in its areas of focus in POLs and smaller clinical laboratories. In order to grow, gain market share and remain competitive, we must continue to introduce new products, technologies and services, and invest in research and development.
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

     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries, commissions and other related personnel costs, including stock-based compensation expenses, in our sales and marketing functions. Other costs primarily include advertising and promotion expenses, direct mailings, trade shows, facility costs and travel and related expenses. In the POL segment, sales and marketing expenses also include costs for technical support and customer service.
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
     Preferred Stock Dividend. Preferred stock dividends consists of dividends accrued at a rate of 2% per year on the outstanding shares of Series A Voting Convertible Preferred Stock (the “Series A Preferred Stock”) issued in connection with the acquisition of Genaissance on October 6, 2005. Dividends on outstanding shares are payable on January 5th and July 5th of each year, when and if declared by the Board of Directors. As of September 30, 2006, the cumulative dividends accrued on the Series A Preferred Stock totaled $92,000.
Changes in Foreign Currency Rates
A portion of our balance sheet is denominated in Euros, the functional currency of our Dutch, French and Italian operations, and a minor portion of our balance sheet is denominated in Australian dollars and British pounds. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions, which have not been material to the financial statements, are included in other income (expense), except for those denominated in Australian dollars which are included in discontinued operations. The Euro strengthened against the U.S. dollar by 4.2% during the first half of fiscal 2007 and 5.9% during fiscal 2006 from the respective prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.
Periodically, we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional value of $0.9 million outstanding at September 30, 2006. The fair value of these instruments at September 30, 2006 was de minimis. Gains and losses related to these derivative instruments during the first half of fiscal 2007 and fiscal 2006 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

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
     Revenue Recognition – Our revenues from the sale of diagnostic equipment and consumables are recognized at the time when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenue from maintenance services on equipment is recognized ratably over the term of the maintenance agreement. Revenue from maintenance services performed for customers who do not have a maintenance agreement is recognized using the completed contract method. Revenues from consulting services provided to POLs are generally fixed fee arrangements and such revenues are recognized ratably over the term of the consulting contract as services are delivered. Along with the sale of products, training and installation services are provided to the end-user customer, and such revenues are recognized as the products are delivered or as service are provided, with all revenue measured using objective fair value.
Revenues from the molecular services segment are derived from fees for services, reimbursement from health insurers, licenses of intellectual property, commercial partnerships and government contracts and grants. Payments from commercial contracts are generally related to service fees, milestone achievements and deliveries of molecular services data or assays. Payments for service fees and milestone achievements are recognized as revenues on a progress-to-completion basis over the term of the respective contract, except with respect to refundable fees for which revenue recognition does not commence until the refund right expires. Revenues recognized under the progress-to-completion method are calculated based on applicable output measures, such as a comparison of the number of genes analyzed to the total number of genes to be analyzed, assessed on a contract-by-contract basis. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenues. To the extent revenues recognized exceed payments received for each contract or grant, the excess revenues are recorded as accounts receivable.
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
     Valuation of Intangibles – As discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10K, we completed four business combinations during fiscal 2006. We also completed three business combinations during fiscal 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the transactions have been accounted for based on the fair value of the assets purchased. As a result of the purchase price allocations, we recorded purchased intangibles of $63.6 million and goodwill totaling $18.8 million in the molecular services segment, goodwill of $1.2 million in clinics and small hospitals segment and purchased intangibles of $1.5 million and goodwill totaling $6.3 million in the POL segment relating to these acquisitions.
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
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenues. Consolidated revenues increased $7.5 million, or 64%, to $19.2 million in the three months ended September 30, 2006 from $11.7 million in the three months ended September 30, 2005.
Product revenues increased $543,000, or 5%, to $10.6 million in 2006 from $10.1 million in 2005 due primarily to increased sales in Clinics and Small Hospitals.
Services revenue increased $7.0 million, or 437%, to $8.6 million in 2006 from $1.6 million in 2005. The increase was due to approximately $7.3 million of services revenue, including approximately $1.0 million received from a customer in settlement of a prior year’s collaboration, generated by the molecular services operations acquired in the second half of last fiscal year. Service revenues in the POL segment decreased $315,000, or 19%, to $1.3 million in 2006 from $1.6 million in 2005 due to fewer units under service contracts.
     Gross Profit. Gross profit on product sales was 30% in 2006 compared to 35% in 2005. The decrease was due to a change in the revenue mix as sales of reagents and consumables, which have a higher gross margin, declined.
Gross profit from services revenues decreased to 37% in 2006 from 43% in 2005. The decrease was primarily due to the inclusion of the molecular services operations acquired in the second half of last fiscal year which generate lower gross margins than those in the POL segment.
     Sales and Marketing Expense. Sales and marketing expenses increased $980,000, or 70%, to $2.3 million in 2006 from $1.4 million in 2005. The increase was due to the inclusion of approximately $993,000 of sales and marketing expenses incurred by the molecular services operations acquired in the second half of last fiscal year. Sales and marketing expenses in the POL and Clinics and Small Hospitals segments in 2006 were approximately the same as the prior year.
     Research and Development Expense. Research and development expenses increased $3.2 million, or 507%, to $3.8 million in 2006 from $631,000 in 2005. The increase was due to the inclusion of approximately $3.2 million of research and development expenses incurred by the molecular services operations acquired in the second half of last fiscal year, which includes approximately $2.0 million of expenses related to the Phase III clinical trials of Vilazodone. Research and development expenses in the POL and Clinics and Small Hospitals segments in 2006 approximated the prior year. Our research and development expenses for molecular services are significantly impacted by the Vilazodone Phase III clinical trials.
     General and Administrative Expense. General and administrative expenses increased $6.3 million, or 393%, to $8.0 million in 2006 from $1.6 million in 2005. The increase was due primarily to (i) the inclusion of approximately $3.6 million of general and administrative expenses, incurred by the molecular services operations acquired in the second half of last fiscal year; (ii) approximately $0.7 million in stock-based compensation expenses; and (iii) approximately $350,000 of salary and related costs incurred in connection with the resignation of our former CEO and then Executive Vice Chairman. We expect our stock-based compensation expenses to increase in future periods as new options are granted and recently granted options become vested.

     Interest and Other Income (Expense), Net. Interest expense increased to $316,000 in 2006 from $85,000 in 2005 due primarily to increased average borrowings under our revolving credit facility, debt assumed in the acquisitions of Genaissance and Icoria and to higher average interest rates.
Interest income increased to $155,000 in 2006 from $20,000 in 2005 due primarily to higher average cash balances as a result of the private placement completed on June 13, 2006 and to higher average interest rates.
Other income (expense), net of ($66,000) in 2006 and $17,000 in 2005 primarily represents foreign currency (losses) and gains.
     Provision For Income Taxes. The effective tax rate was (0.4%) in 2006 compared to 39% in 2005. Although we incurred a loss in 2006, no tax benefit was recorded on the operating losses in the United States as the deferred tax asset may not be realized. In addition, we recorded a tax provision for the income from our foreign operations. We expect that for the foreseeable future that we will not be able to provide a tax benefit from our losses in the United States.
Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005
     Revenues. Consolidated revenues increased $18.8 million, or 80%, to $42.2 million in the six months ended September 30, 2006 from $23.4 million in the six months ended September 30, 2005.
Product revenues increased $2.8 million, or 14%, to $23.1 million in 2006 from $20.3 million in 2005 due primarily to increased sales in Clinics and Small Hospitals.
Services revenue increased $16.0 million, or 500%, to $19.2 million in 2006 from $3.2 million in 2005. The increase was due to approximately $16.5 million of services revenue, including approximately $1.0 million received from a customer in settlement of a prior year’s collaboration, generated by the molecular services operations acquired in the second half of last fiscal year. Service revenues in the POL segment decreased approximately $438,000, or 14%, to $2.7 million in 2006 from $3.2 million in 2005 due to fewer units under service contracts.
     Gross Profit. Gross profit on product sales was 34% in 2006 compared to 35% in 2005. The decrease was due to a change in the revenue mix as sales of reagents and consumables, which have a higher gross margin, declined.
Gross profit from services revenues of 37% was the same in 2006 and 2005.
     Sales and Marketing Expense. Sales and marketing expenses increased $2.1 million, or 75%, to $4.9 million in 2006 from $2.8 million in 2005. The increase was due to the inclusion of approximately $2.3 million of sales and marketing expenses incurred by the molecular services operations acquired in the second half of last fiscal year. Sales and marketing expenses in the POL and Clinics and Small Hospitals segments in 2006 were approximately $152,000 lower than in 2005 due to a reorganization of sales staff and reduced marketing activities.
     Research and Development Expense. Research and development expenses increased $5.7 million, or 438%, to $7.0 million in 2006 from $1.3 million in 2005. The increase was due to the inclusion of approximately $5.7 million of research and development expenses incurred by the molecular services operations acquired in the second half of last fiscal year, which includes approximately $3.3 million of expenses related to the Phase III clinical trials of Vilazodone. Research and development expenses in the POL and Clinics and Small Hospitals segments in 2006 were approximately the same as the prior year. Our research and development expenses for molecular services are significantly impacted by the Vilazodone Phase III clinical trials.
     General and Administrative Expense. General and administrative expenses increased $13.3 million, or 429%, to $16.4 million in 2006 from $3.1 million in 2005. The increase was due primarily to (i) the inclusion of approximately $9.5 million of general and administrative expenses, including an increase in allowance for uncollectible accounts of $0.6 million, incurred by the molecular services operations acquired in the second half of last fiscal year and (ii) approximately $1.8 million in stock-based compensation expenses. We expect our stock-

based compensation expenses to increase in future periods as new options are granted and recently granted options become vested.
     Interest and Other Income (Expense), Net. Interest expense increased to $555,000 in 2006 from $160,000 in 2005 due primarily to increased average borrowings under our revolving credit facility, debt assumed in the acquisitions of Genaissance and Icoria and to higher average interest rates.
Interest income increased to $254,000 in 2006 from $45,000 in 2005 due primarily to higher average cash balances as a result of the private placement completed on June 13, 2006 and to higher average interest rates.
Other income (expense), net of ($22,000) in 2006 and $23,000 in 2005 primarily represents foreign currency (losses) and gains.
     Provision For Income Taxes. The effective tax rate was (3.2%) in 2006 compared to 36% in 2005. Although we incurred a loss in 2006, no tax benefit was recorded on the operating losses in the United States as the deferred tax asset may not be realized. In addition, we recorded a tax provision for the income from our foreign operations. We expect that for the foreseeable future that we will not be able to provide a tax benefit from our losses in the United States.
Liquidity and Capital Resources
We had cash and cash equivalents of approximately $16.8 million at September 30, 2006. We generated net cash flow of $9.6 million in the six months ended September 30, 2006 as compared to $869,000 in the prior year. The increased net cash flow in 2006 was due to the issuance of common stock and other equity instruments partially offset by our operating losses, debt repayments and purchases of equipment.
At currently projected rates of expenditure, we believe that additional funding will be required to operate the Company through the end of the first quarter fiscal 2008, including the funding of Phase III clinical trials for Vilazodone. To reduce our cash utilization, we continue to identify areas to rationalize our cost base and streamline our organization as we integrate Genaissance and Icoria into our operations. We are considering several options for raising additional funds such as public or private offerings of equity or debt, or other financing arrangements. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, including our efforts related to Vilazodone, genetic testing and marker development and other new technologies, which would reduce our use of cash but could harm our long-term financial condition and operating results. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
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
On August 31, 2006, we amended the terms of a secured convertible note, with an outstanding principal balance of approximately $2.9 million plus accrued interest of $103,000, issued by Icoria to Laurus Master Fund, Ltd. (the “Note”). The Note was assumed as part of our acquisition of Icoria in December 2005.
The Note is due in semi-annual installments of approximately $334,070 beginning December 1, 2006 with final maturity on October 19, 2010, representing a three-year extension of the original term. The semi-annual installments may be paid in common stock if the market value of our common stock is equal to or greater than $27.50 per share, subject to certain terms and conditions in the Amended and Restated Securities Purchase Agreement (the “Purchase Agreement”) and the Note. The Note may be prepaid at a rate of 115% of the then outstanding principal balance, plus accrued and unpaid interest and fees, if any, subject to Laurus’ election to convert such amounts into our common stock at $25.00 per share. The Note carries interest at prime plus 2.5% per annum, of which 6.0% is payable monthly in cash. As defined by the agreement, quarterly, the borrower may elect to take the difference: and (i) capitalize it into the principal amount of the Note, (ii) pay it in cash, (iii) pay it in common stock, or (iv) pay it in a combination of both cash and common stock. The price of the common stock would be equal to 90% of the average closing price of our common stock for the five trading days prior to a payment date, at our option, subject to the terms and conditions of the Purchase Agreement. The payment of the non-cash portion of the interest is due quarterly.
The Note is convertible into shares of our common stock at an initial price of $25.00 per share at the option of Laurus, and is mandatory convertible if the market value of our common stock is equal to or greater than $27.50 per share for six consecutive trading days as specified per the terms of the Note.
The Note is secured by all of Icoria’s assets, including but not limited to accounts receivable, inventory, equipment, intellectual property and general intangibles, and payments due under the Note are guaranteed by us up to $760,000.
The entire principal balance, plus any accrued and unpaid interest and fees, could be accelerated if: (i) principal and interest payments are not timely made; (ii) any covenants of Icoria contained in the Note and the Purchase Agreement are breached; or (iii) Icoria declares bankruptcy, makes an assignment for the benefit of creditors or applies for the appointment of a receiver or trustee for a substantial part of its assets and properties. In addition, upon the occurrence and during the continuance of an event of default (as defined in the Note), Laurus may accelerate payment due under the Note and, in the event of such an acceleration, the amount due and owing to Laurus shall be 100% of the then outstanding principal amount of the Note, plus accrued and unpaid interest and fees, if any. The interest rate on the Note shall also be increased by 2.0% during the continuance of an event of default.
Our long-term debt obligations at September 30, 2006 and March 31, 2006 were as follows:

	September 30,	March 31,
(in thousands)	2006	2006
Notes payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$220	$66
Note payable, bearing interest at 4.0%, with maturity on January 2010 and monthly payments of $17 and secured by related software	636	724
Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	396	452
Capital lease obligations with final maturity on January 2010	1,129	1,294

Icoria Acquired Debt
Convertible note payable, bearing interest at 10.75% at September 30, 2006 (10.0% at March 31, 2006) with maturity on October 19, 2010; secured by all of Icoria’s assets	2,887	3,227

Genaissance Acquired Debt
Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of Genaissance’s leasehold improvements	3,282	3,520

Genome Express Acquired Debt
Interest-free advance from French government under a program to stimulate national innovation, with maturities between September 2007 and September 2008	1,097	1,134
Interest-free advance from lending institution with respect to research tax credits, with maturity in May 2006	—	340

	9,647	10,757

Less:
Current portion	(2,266)	(3,868)

	$7,381	$6,889

Line of Credit Agreements
In June 2006, CDSS reduced its line of credit from $10.0 million to $7.5 million in order to lower the fees paid to the lender on the unused portion of the line. Since CDSS’ borrowing capacity is based on certain of its receivables and inventories, which have allowed maximum outstanding borrowing levels of approximately $5.5 million to date, the reduction in the line of credit does not impact our expected liquidity. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate (8.50% at September 30, 2006). Approximately $4.2 million of principal was outstanding at September 30, 2006. The borrowings under the credit facility are secured by certain trade receivables and inventories. Approximately $523,000 of additional borrowing capacity was available to us as of September 30, 2006. The credit facility requires us to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. As of March 31, 2006, we did not meet the fixed charge coverage covenant and were granted a waiver of the non-compliance. As of September 30, 2006, we did not meet certain balance sheet and income statement covenants and were granted a waiver of non-compliance. The revolving credit facility was automatically renewed for one year in March 2006.
We maintain a line of credit agreement with a financial institution which provides for €1.8 million (approximately $2.3 million) of available credit at September 30, 2006. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25% (4.00% at September 30, 2006). The line of credit is collateralized by certain trade receivables and inventories, and contains certain financial covenants relating to solvency, which are not considered restrictive to our operations. As of September 30, 2006, no amounts were outstanding under the agreement.
The following table summarizes our contractual obligations at September 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period

		October 1, 2006	Fiscal 2008	Fiscal 2010
		to March 31,	Through	Through	After
(In thousands)	Total	2007	Fiscal 2009	Fiscal 2011	Fiscal 2011
Contractual Obligations:
Short and long-term debt (1)	$8,911	$1,095	$3,568	$4,019	$229
Capital lease obligations (1)	1,447	408	830	209	—
Operating lease obligations	12,405	1,766	5,582	2,881	2,176
Government funded development credits	215	41	174	—	—

Total contractual cash obligations	$22,978	$3,310	$10,154	$7,109	$2,405

(1)	Includes interest expense
We entered into a financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product’s gross revenues as long as the product is a commercial success. We began to ship this product during fiscal year 1998, evidencing its commercial success. We have deferred all funding received and reported those amounts as development credits included in accrued expenses ($215,000 at September 30, 2006). When we make a payment to the Netherlands government, the recorded liability is reduced. There is no obligation to repay any remaining amounts after 2008.
In connection with the acquisitions of Genaissance, Icoria and Genome Express we recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and lease termination of $1.5 million. A summary of the severance and lease termination activity as of September 30, 2006 is as follows:

	Balance			Balance
	March 31,	Fiscal 2007		September 30,
	2006	Accrual	Payments	2006
Severance	$2,350	$125	$(1,532)	$943
Lease termination costs	1,090	—	(1,090)	—

	$3,440	$125	$(2,622)	$943

We expect the severance costs will be fully paid during the third quarter of fiscal 2007.
Capital expenditures totaled $607,000 and $213,000 in the six months ended September 30, 2006 and 2005, respectively and were primarily related to the Enterprise Resource Planning System. During fiscal 2007, we expect to make capital expenditures of approximately $1.5 million primarily to introduce new products, and improve production of existing products. We expect to use our available cash, credit lines and capital leases to fund these expenditures.
As of September 30, 2006 our current and future sources of cash include our cash and cash equivalents balance of approximately $16.8 million, existing lines of credit, cash flows from certain operations of certain divisions, plus net cash proceeds from the sale of our discontinued operations of approximately $1.1 million and possible future equity and/or debt financings. Our projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. As described in Note

3 to the consolidated financial statements in our Annual Report on Form 10K for the year ended March 31, 2006, we have completed four business combinations since October 6, 2005. As part of our strategy, we continually evaluate possible mergers, acquisitions and investments. The financing of such activities is evaluated as part of our review of any opportunity.
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
Interest Rate Risk
We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of September 30, 2006, we had $4.2 million outstanding on our domestic line of credit carrying an interest rate of 0.25% over Prime (8.50%) and a convertible note with an outstanding balance of $3.0 million carrying an interest rate of 2.5% over Prime (10.75%). A hypothetical 10% change in interest rates would not materially impact our annual interest expense.
Foreign Currency Exchange Rate Risk
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
As of September 30, 2006, we had outstanding foreign currency forward contracts with a notional amount aggregating $900,000, all of which related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the six months ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities and Exchange Act) as of September 30, 2006. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at September 30, 2006, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.
ITEM 1A. RISK FACTORS
Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 29, 2006, contains numerous risk factors relating to our business and operations and ownership of common stock. We updated our Risk Factors since June 29, 2006 as set fourth in our quarterly report Form 10-Q which was filed with the SEC on August 14, 2006. Investors should carefully consider the Risk Factors.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)	The Company’s annual meeting of stockholders was held on September 21, 2006.

b)	The following matters were voted on at the annual meeting:
1.	The stockholders elected all of management’s nominees for election as Directors. The results of the vote taken were as follows:

Directors:	For	Withheld

Randal J. Kirk	7,638,225	649,574

Andrew J. Fromkin	7,657,461	630,338

Larry D. Horner	7,658,435	629,634

Arthur B. Malman	7,659,572	628,227

Kevin L. Rakin	7,659,764	628,035

Burton E. Sobel, M.D.	7,660,329	627,470
2.	The stockholders approved the amendments to the Clinical Data’s 2005 equity incentive plan. The results of the votes were as follows:

For:	4,183,971
Against:	820,962
Abstain:	19,082
Broker Non-Votes:	3,263,784

The proposal was approved by a majority of the shares represented and entitled to vote (including abstentions) with respect to this proposal which shares voting affirmatively also constituted a majority of the required quorum.

3.	The stockholders ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending March 31, 2007. The results of the vote taken were as follows:

For:	8,258,766
Against:	21,282
Abstain:	7,751
Broker Non-Votes:	0
The proposal was approved by a majority of the outstanding shares.
ITEM 5. OTHER INFORMATION
The Current Report on Form 8-K filed with the Commission on August 7, 2006 which, among other things, reported under Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” that the Company had appointed C. Evan Ballantyne as its Senior Vice President and Chief Financial Officer, should also have reported the terms of Mr. Ballantyne’s offer letter under Item 1.01 “Entry into a Material Definitive Agreement.” Such terms were disclosed in detail in the Current Report, but only under Item 5.02.
ITEM 6. EXHIBITS
See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2006.

CLINICAL DATA, INC.

/s/ Andrew J. Fromkin
Dated: November 14, 2006	Andrew J. Fromkin
President and Chief Executive Officer
Principal Executive Officer

/s/ C. Evan Ballantyne
Dated: November 14, 2006	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Elimination of the Series A Nonvoting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 7, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 11, 2005, and incorporated herein by reference.

3.4	Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.6	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

10.1	Selective Share Buy-Back Agreement among Vital Diagnostics Pty. Ltd., Clinical Data, B.V., and Clinical Data, Inc. (with respect to Sections 4.4, 6 and 7 only) dated November 13, 2006. Filed herewith.

10.2	Employment Offer Letter between the Company and C. Evan Ballantyne dated August 7, 2006. Filed herewith.

10.3	Amended and Restated 2005 Equity Incentive Plan. Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.