Form 10-Q
period 2006-12-31
CLINICAL DATA INC
filed 2007-02-14
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 0-12716
CLINICAL DATA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gateway Center, Suite 702, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of February 13, 2007 was 9,754,745.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2006	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,228	$7,225
Accounts receivable, net	14,927	16,160
Inventories, net	14,958	13,180
Prepaid expenses and other current assets	4,130	4,991
Assets of discontinued operations	—	2,646

Total current assets	48,243	44,202

PROPERTY, PLANT AND EQUIPMENT, Net	9,506	10,564
GOODWILL	26,476	27,547
INTANGIBLE ASSETS, Net	17,916	24,268
OTHER ASSETS, Net	872	1,646

TOTAL ASSETS	$103,013	$108,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$4,596	$3,980
Current portion of capital leases and long-term debt	2,200	3,868
Accounts payable	9,487	10,245
Accrued expenses	10,376	14,230
Customer advances and deferred revenue	3,372	3,543
Other current liabilities	1,410	1,708
Liabilities of and minority interest in discontinued operations	—	1,661

Total current liabilities	31,441	39,235

CAPITAL LEASES AND LONG-TERM DEBT, NET OF CURRENT PORTION	6,940	6,889
OTHER LONG-TERM LIABILITIES	2,270	2,314

STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value, 1,500,000 shares authorized Series A voting, convertible preferred stock, 234,000 shares issued and outstanding at December 31, 2006 and March 31, 2006, liquidation preference of $3,876,000 at December 31, 2006	2	2
Common stock, $.01 par value, 14,000,000 shares authorized; 9,764,000 and 8,520,000 shares issued at December 31, 2006 and March 31, 2006, respectively; 9,754,000 shares and 8,510,000 shares outstanding at December 31, 2006 and March 31, 2006, respectively	98	85
Additional paid-in capital	127,008	105,145
Accumulated deficit	(66,465)	(45,810)
Treasury stock, 10,000 shares at cost	(47)	(47)
Deferred compensation	—	(318)
Accumulated other comprehensive income	1,766	732

Total stockholders’ equity	62,362	59,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,013	$108,227

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES
Products	$12,715	$12,255	$35,774	$32,654
Services	9,314	6,121	28,503	9,136

Total	22,029	18,376	64,277	41,790
COST OF REVENUES
Products	7,589	7,960	22,916	21,111
Services	7,522	2,953	19,620	4,861

Total	15,111	10,913	42,536	25,972

Gross profit	6,918	7,463	21,741	15,818
OPERATING EXPENSES
Sales and marketing	2,408	1,854	7,304	4,614
Research and development	4,462	2,487	11,500	3,825
General and administrative	6,563	5,221	22,973	8,297
Purchased research and development	—	40,100	—	40,100

Total operating expenses	13,433	49,662	41,777	56,836

Operating loss	(6,515)	(42,199)	(20,036)	(41,018)
Interest expense	(253)	(215)	(808)	(376)
Interest income	130	60	384	105
Other income, net	851	7	829	31

Loss from continuing operations before taxes	(5,787)	(42,347)	(19,631)	(41,258)
Provision for income taxes	(454)	(445)	(884)	(837)

Loss from continuing operations	(6,241)	(42,792)	(20,515)	(42,095)
(Loss) income from discontinued operations, net of taxes	(31)	75	(62)	162

Net loss	(6,272)	(42,717)	(20,577)	(41,933)
Preferred stock dividend	(27)	(52)	(78)	(52)

Net loss applicable to common stockholders	$(6,299)	$(42,769)	$(20,655)	$(41,985)

Loss per share from continuing operations basic and diluted	$(0.65)	$(6.25)	$(2.21)	$(8.07)

Loss (income) per share from discontinued operations basic and diluted	$—	$0.01	$(0.01)	$0.03

Loss per share basic and diluted	$(0.65)	$(6.24)	$(2.22)	$(8.04)

Weighted average shares basic and diluted	9,696	6,843	9,334	5,214
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,577)	$(41,933)
(Loss) income from discontinued operations	(62)	162

Net loss from continuing operations	(20,515)	(42,095)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	8,975	3,211
Purchased research and development costs	—	40,100
Allowance for bad debts	201	—
Stock-based compensation including Merck license	5,016	143
Loss (gain) on sales of equipment	56	(2)
(Gain) on sales of investment	(900)	—
Changes in current assets and liabilities:
Accounts receivable	1,467	(651)
Inventories	(1,093)	(2,364)
Prepaid expenses and other current assets	1,052	1,752
Other assets	564	312
Accounts payable and accrued liabilities	(4,426)	1,115
Customer advances and deferred revenue	(321)	457
Other current liabilities	(260)	453

Cash (used in) provided by continuing operations	(10,184)	2,431
Cash (used in) provided by discontinued operations	(88)	103

Net cash (used in) provided by operating activities	(10,272)	2,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of companies, net of cash acquired	(399)	(1,003)
Purchase of equipment	(839)	(415)
Proceeds from sales of discontinued operations, net of cash	999	—
Proceeds from sale of equipment	97	—
Proceeds from sales of investments	1,000	—

Cash provided by (used in) investing activities — continuing operations	858	(1,418)
Cash used in investing activities — discontinued operations	(41)	(162)

Net cash provided by (used in) investing activities	817	(1,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility	616	1,100
Borrowings under other debt arrangements	311	592
Payment on long-term debt and capital leases	(2,235)	(4,478)
Proceeds from the sale of common stock and warrants, net of transaction costs	16,624	11,942
Exercise of stock options	565	94
Stockholder dividends	—	(176)

Cash provided by financing activities — continuing operations	15,881	9,074
Cash (used in) provided by financing activities — discontinued operations	(24)	88

Net cash provided by financing activities	15,857	9,162

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	601	(679)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,003	9,437
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,225	4,171

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,228	$13,608

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR DECEMBER 31, 2006
(1) Operations and Basis of Presentation
Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company manages its business as four operating segments: “Molecular Services” (which includes Cogenics, PGxHealth and Vilazodone), sales of instruments and consumables to “Clinics and Small Hospitals,” sales of instruments, consumables and services to “Physician’s Office Laboratories” and “All Other.”
Through its CogenicsTM brand name and division, the Company offers a wide range of molecular and pharmacogenomic services which are provided and marketed to pharmaceutical, biotech, academia, agricultural and government clients.
Under the PGxHealthTM brand name and division, the Company focuses on genetic tests and biomarker development and validation and commercialization activities aimed at improving the efficacy and safety of drugs. The Company is also seeking to develop and commercialize Vilazodone, a novel dual serotonergic antidepressant compound being studied for treatment of depression, along with a potential companion pharmacogenetic test that will be developed and marketed by the PGxHealth division.
The Company also designs, distributes, and manufactures scientific instrumentation and supplies as well as a range of products and services, from equipment and reagents to lab management and consulting services to physician’s office laboratories (“POLs”) and small- and medium-sized medical laboratories.
The Company established its molecular and pharmacogenomics services business segment in the third and fourth quarters of fiscal 2006 by acquiring Genaissance Pharmaceuticals, Inc. (“Genaissance”), Icoria, Inc. (“Icoria”) and Genome Express S.A. (“Genome Express”). The acquired businesses have had a significant impact on the reported results of operations and financial position for fiscal 2006, the first three quarters of fiscal 2007 and will have a significant impact on future operations and cash flows. Prior to the acquisitions, Genaissance, Icoria and Genome Express reported significant operating losses and used significant cash in their respective operations. These operating losses may continue for the next twelve months or longer depending upon the business developments and research and development efforts, particularly those related to Vilazodone and PGxHealth.
The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of December 31, 2006, the Company’s current and future sources of cash include cash balances of approximately $14.2 million, existing lines of credit, cash flows from operations of certain divisions and possible future equity and/or debt financings. The Company’s projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and possibly through strategic acquisitions. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including completion of a private placement of common stock on June 13, 2006 for net proceeds of approximately $16.9 million, the restructuring of certain long-term debt and lease obligations, and the consolidation of facilities and the resultant reductions in head count. At currently projected rates of expenditure, management believes that additional funding will be required to operate the Company beyond the first quarter of fiscal 2008, including the funding of Phase III clinical trials for Vilazodone, which was acquired in the Genaissance transaction. During the three and nine months ended December 31, 2006, research and development expense included approximately $1.4 million and $4.7 million, respectively, of costs related to the Phase III clinical trials of Vilazodone. As described in Note 5 Restructuring and Integration Reserves, for nine months ended December 31, 2006, payments for restructuring including severance and lease terminations totaled approximately $3.3 million. To reduce its cash utilization, the Company is working to accelerate

(1) Operations and Basis of Presentation (continued)
the integration of the businesses acquired during fiscal 2006 into the Company’s operations, improve operating efficiencies, reduce administrative costs and grow revenues in key business lines. The Company may seek financing from among other sources, public or private issuances of equity or debt securities, and/or from collaborations with third parties or government grants. If the Company is unable to obtain any required additional financing or further improve its cash position from its operating activities, it may be required to reduce the scope of its planned research, development and commercialization activities, including those efforts related to Vilazodone, which would reduce the use of cash but could harm the Company’s long-term financial condition and operating results.
(2) Summary of Significant Accounting Policies
     Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,	March 31,
(in thousands)	2006	2006
Raw materials	$6,449	$6,300
Work-in-process	2,384	1,589
Finished goods	6,125	5,291

	$14,958	$13,180

     Loss per Share
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
The number of basic and diluted weighted average common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005
Basic weighted average shares outstanding	9,696	6,843	9,334	5,214
Dilutive effect of common stock options	—	—	—	—

Diluted weighted average shares outststanding	9,696	6,843	9,334	5,214

(2) Summary of Significant Accounting Policies (continued)
The following dilutive securities were not included in the diluted earnings per share calculations for the periods ended December 31, 2006 because the inclusion of these amounts would have been anti-dilutive because the Company reported a net loss.

(in thousands)
Common stock options	1,389
Common stock warrants	979
Convertible loan	89
Voting convertible series A preferred stock	234
Restricted common stock	32

Potentially dilutive securities outstanding	2,723

     Comprehensive Loss
The components of other comprehensive loss for the three and nine months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005
Net loss	$(6,272)	$(42,717)	$(20,577)	$(41,933)
Translation adjustment	783	(265)	1,034	(935)

Total comprehensive loss	$(5,489)	$(42,982)	$(19,543)	$(42,868)

	Nine Months Ended
	December 31,	December 31,
	2006	2005
Supplemental disclosure of non-cash transactions:

Equity issued for business acquisitions	$—	$69,221
Note payable issued in business acquisitions	—	591
Issuance of warrants in connections with debt agreements	120	—
Equipment acquired through capital leases and long term debt	415	135

Supplemental disclosure of cash transactions:

Interest paid	$821	$392
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

(3) Discontinued Operations
During the second quarter of fiscal 2007, the Board of Directors approved a plan to sell Vital Diagnostics, Pty. Ltd., the Company’s Australian subsidiary (“Vital Diagnostics”). The transaction, structured as a share purchase of the Company’s 92.5% equity interest for net cash proceeds of $1.0 million, closed on November 13, 2006.
Vital Diagnostics was part of the Company’s Clinics and Small Hospitals segment, and acted as a distributor in Australia focused on selling scientific instrumentation, equipment and reagents to small- and medium-sized medical laboratories primarily in Australia and New Zealand. As a distributor, Vital Diagnostics did not manufacture or design any of the Company’s products.
Prior to seeking a buyer for Vital Diagnostics, the Company determined that the Vital Diagnostics business did not fit strategically with its operating segments. Vital Diagnostics also had few synergies to leverage across the Company’s other operations, and had been experiencing significant business challenges with its client base over the past twelve months. The Company also determined that its capital resources could be better allocated among those businesses in its other operations segments that offered better opportunities for growth in its strategic markets.
The Company received two offers to purchase Vital Diagnostics, and accepted the most favorable offer. The parties buying Vital Diagnostics included Vital Diagnostics’ general manager and holder of the 7.5% minority interest, Adrian Tennyenhuis, and New River Management IV, LP. New River Management IV, LP is an affiliate of Third Security, which is funded and controlled by Third Security, LLC. Third Security, LLC is controlled by Randal J. Kirk, the Chairman of the Board of the Company. The Company recorded a loss of approximately $188,000 net of taxes in connection with the sale, including $153,000 recognized during the quarter ended September 30, 2006 when the business was identified as held for sale. The Company has classified the results of the operations of Vital Diagnostics as discontinued operations in the accompanying financial statements.
Summarized financial information for Vital Diagnostics is set forth below.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005
Discontinued Operations:

Revenues	$415	$1,525	$3,170	$3,772

(Loss) income before taxes	(1)	102	174	229
Income taxes	4	(27)	(48)	(67)

Income from operations , net of taxes	3	75	126	162

Impairment loss, before taxes	(34)	—	(188)	—
Income tax benefit	—	—	—	—

Loss on disposal, net of taxes	(34)	—	(188)	—

(Loss) income from discontinued operations, net of taxes	$(31)	$75	$(62)	$162

March 31,
(in thousands)	2006
Accounts receivable, net	$1,131
Inventory, net	910
Prepaid expenses and other current assets	198
Property, plant and equipment, net	340
Other assets	67

Assets of discontinued operations	$2,646

Current portion of capital leases and long-term debt	$61
Accounts payable	593
Accrued expenses	448
Customer advances	270
Capital leases and long-term debt, net of current portion	174
Minority interest	115

Liabilities of and minority interest in discontinued operations	$1,661

(4) Goodwill and Intangible Assets
Goodwill balances, by segment, are as follows:

	December 31,	March 31,
(in thousands)	2006	2006
Molecular services	$18,973	$20,044
Physician’s office laboratories	6,350	6,350
Clinics and small hospitals	1,153	1,153

	$26,476	$27,547

The reduction in goodwill in the Molecular Services segment during the nine months ended December 31, 2006 was primarily related to a $1.2 million reduction in accrued expenses recorded for the favorable resolution of a pre-acquisition contingency.
The company completed its annual impairment test of goodwill, as required by Statement of Financial Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of December31, 2006. The Company, assisted by an independent valuation specialist, concluded that as of December 31, 2006, there was no impairment of goodwill.
The other identifiable intangible asset balances are as follows:

	December 31,	March 31,
(in thousands)	2006	2006
Purchased intangibles:
Completed technology	$12,310	$12,400
Customer relationships	12,245	12,245
Other	803	803

	25,358	25,448
Less: accumulated amortization	(9,206)	(4,123)

Purchased intangibles, net	16,152	21,325

Capitalized software	1,763	1,609
Less: accumulated amortization	(759)	(443)

Capitalized software, net	1,004	1,166

ERP implementation and software	760	1,777

Intangible assets, net	$17,916	$24,268

(5) Restructuring and Integration Reserves
In connection with the acquisitions of Genaissance, Icoria and Genome Express, the Company recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and a lease termination of $1.5 million. A summary of the severance and lease termination activity as of December 31, 2006 is as follows:

	Balance			Balance
	March 31,	Fiscal 2007		December 31,
	2006	Accrual	Payments	2006
Severance	$2,350	$125	$(2,232)	$243
Lease termination costs	1,090	—	(1,090)	—

	$3,440	$125	$(3,322)	$243

The Company expects the remaining severance costs will be fully paid during the fourth quarter of fiscal 2007.

(6) Debt
Laurus Note
On August 31, 2006, the Company, Icoria and Laurus Master Fund, Ltd. (“Laurus”), amended and restated the secured convertible term note payable to Laurus in the aggregate principal amount of approximately $3.0 million (the “Note”), which the Company assumed as part of its acquisition of Icoria in December 2005.
The Note is due in semi-annual installments of approximately $334,070 beginning December 1, 2006 with final maturity on October 19, 2010, representing a three-year extension of the original term. The semi-annual installments may be paid in common stock if the market value of the common stock is equal to or greater than $27.50 per share, subject to certain terms and conditions in the Amended and Restated Securities Purchase Agreement (the “Purchase Agreement”) and the Note. The Note may be prepaid at a rate of 115% of the then outstanding principal balance, plus accrued and unpaid interest and fees, if any, subject to Laurus’ election to convert such amounts into common stock at $25.00 per share. The Note carries interest at prime plus 2.5% per annum, of which 6.0% is payable monthly in cash. On a quarterly basis, the Company may elect to take the remaining interest portion due and: (i) capitalize it into the principal amount of the Note, (ii) pay it in cash, (iii) pay it in common stock or (iv) pay it in a combination of both cash and common stock. The conversion price of the common stock in this instance would be equal to 90% of the average closing price of the common stock for the five trading days prior to a payment date, subject to the terms and conditions of the Purchase Agreement.
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
Debt Compliance for LaSalle Bank and Line of Credit Agreements
In June 2006, Clinical Data Sales & Service, Inc. (“CDSS”) reduced its line of credit from $10.0 million to $7.5 million in order to lower the fees paid to the lender on the unused portion of the line. Since borrowing capacity is based on certain of its domestic receivables and inventories, which have allowed maximum outstanding borrowing levels of approximately $5.5 million to date, the reduction in the line of credit does not impact the Company’s liquidity. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate; at December 31, 2006 the interest rate charged was 8.5%. Approximately $4.6 million of principal was outstanding at December 31, 2006. The credit facility requires compliance with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed

(6) Debt (continued)
charge coverage. As of March 31, 2006, the Company did not meet the fixed charge coverage covenant and was granted a waiver of the non-compliance. As of December 31, 2006, the Company did not meet the fixed charge coverage nor the net tangible worth covenants and was granted a waiver of non-compliance through June 30, 2007. The revolving credit facility was automatically renewed for one year in March 2006.
(7) Equity-Based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective application method effective April 1, 2006. SFAS 123R establishes accounting for stock-based awards exchanged for employee services and other stock-based transactions. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. The Company previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The effect of adopting SFAS 123R was to increase the net loss for the three and nine months ended December 31, 2006 by $1.0 million (or $0.11 per share) and $3.1 million (or $0.34 per share), respectively, reflecting the compensation expense of stock options at fair value.
Stock-based compensation expense including options and restricted stock totaled approximately $1.1 million and $143,000 during the three months ended December 31, 2006 and 2005, respectively and $3.4 million and $143,000 during the nine months ended December 31, 2006 and 2005, respectively. In May 2006, the Company granted 70,000 options to Kevin Rakin, a member of the Company’s Board of Directors, in connection with the settlement of an employment agreement. The options were exercisable immediately and had a fair value of approximately $896,000, which was expensed on the date of grant. In August 2006, the Company modified the terms of 62,000 options granted to Dr. Israel Stein in 2005 to accelerate the vesting; additional expense of $250,000 was recorded pursuant to the modification.
The following table presents the stock-based compensation expense in the three and nine months ended December 31, 2006:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
(in thousands, except per share amounts)	2006	2006
Cost of revenues	$62	$77
Sales and marketing	24	40
Research and development	110	426
General and administrative	886	2,849

Pre-tax stock-based compensation expense	1,082	3,392
Income tax benefits	—	—

Stock-based compensation expense, net	$1,082	$3,392

Basic and diluted net loss per share	$0.11	$0.36

Since the Company realized no tax benefits related to the stock-based compensation expense, the adoption of SFAS 123R had no impact on the reported net cash flows provided from operating or financing activities during the three month and nine month periods ended December 31, 2006.

(7) Equity-Based Compensation (continued)
The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee awards for the three and nine months ended December 31, 2005:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
(in thousands, except per share amounts)	2005	2005
Net loss as reported	$(42,717)	$(41,933)
Add: Stock-based employee compensation expense included in reported net loss,	143	143
Deduct: Total stock-based compensation expense determined under the fair value method.	(378)	(425)

Pro forma net loss	$(42,952)	$(42,215)

As reported basic loss per share	$(6.25)	$(8.07)
As reported diluted loss per share	$(6.25)	$(8.07)

Pro-forma loss per share	$(6.28)	$(8.10)
Pro-forma diluted loss per share	$(6.28)	$(8.10)
The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of the Company’s common stock over the expected life of the option. The average expected life in 2006 was based on an average of the vesting period and the contractual term of the option in accordance with SEC Staff Accounting Bulletin No. 107. The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. Exclusive of the options assumed in connection with the recent business combinations, forfeitures have historically been minimal and are estimated to be 0% per annum.
The assumptions used to calculate the grant-date fair value of the options for the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Risk-free interest rate	4.00 - 4.63%	4.25 -4.38%	4.00 - 5.18%	3.88 - 4.38%
Expected life of the options	6-7 years	5 years	5 - 7 years	3-5 years
Expected volatility	80%	32 - 40%	73 - 82%	32-40%
Expected dividend yield	0%	0%	0%	0%
Fair value of awards	$11.29	$7.22	$10.35	$7.07
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
A summary of option activity during for the nine months ended December 31, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding at April 1, 2006	612	$30.17
Granted	1,049	16.49
Exercised	(101)	5.60
Forfeited	(171)	27.79

Outstanding at December 31, 2006	1,389	$18.31	8.64	$0

Exercisable at December 31, 2006	462	$21.24	7.01	$0
The intrinsic value of options exercised was $1.1 million.
As of December 31, 2006, there was $8.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted average period of 3.0 years.
(8) Equity
On August 16, 2006, the Company issued 24,947 shares of common stock to Merck KGaA (“Merck”) to acquire a license to manufacture Vilazodone in connection with the Company’s on-going Phase III pivotal clinical trials. The value of the shares (approximately $320,000 based on the quoted price of the Company’s stock on August 16, 2006) was recorded as a research and development expense in the Molecular Services division. On December 20, 2006, the Company issued an additional 77,641 shares of common stock to Merck to complete the acquisition the manufacturing rights. The value of the shares (approximately $1.3 million based on the quoted price of the Company’s stock on December 20, 2006) was recorded as a research and development expense in the Molecular Services division.
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
(9) Related Party Transactions
As described in Note 3, the Company received two offers to purchase the Company’s 92.5% majority interest in Vital Diagnostics. Pursuant to such offer, Vital Diagnostics’ general manager, Adrian Tennyenhuis, in partnership with New River Management IV, LP, purchased Vital Diagnostics for $1.5 million. New River Management IV, LP is an affiliate of Third Security, which is funded and controlled by Third Security, LLC. Third Security, LLC is controlled by Randal J. Kirk, the Chairman of the Board of the Company. This transaction closed on November 13, 2006.
On June 9, 2006, the Company issued $2.0 million of convertible promissory notes to two affiliates of Randal J. Kirk. The notes, which were payable at thirty days from the date of issuance, accrued interest at a rate of 12% per annum and were convertible at the option of the holders into the same type of security sold by the Company to investors in the first financing following issuance. On June 13, 2006, the notes plus accrued interest of approximately $4,000 were converted as part of the private placement of common stock discussed in Note 8 above.
(10) Segment Information
The Company manages its business as four operating segments: “Molecular Services” (which includes Cogenics, PGxHealth and Vilazodone); sales of instruments and consumables to “Clinics and Small Hospitals,” sales of instruments, consumables and services to “Physician’s Office Laboratories,” and “All Other.” All Other includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.
Segment information for the three months ended December 31, 2006 and 2005 is as follows:

	Clinics and	Physician’s
	Small	Office	Molecular	All
(in thousands)	Hospitals	Laboratories	Services	Other	Total
Revenues
2006	$8,189	$5,840	$8,000	$—	$22,029
2005	7,511	6,176	4,673	16	18,376

Cost of revenues and operating expenses
2006	7,430	6,402	12,928	1,784	28,544
2005	6,485	5,772	47,398	920	60,575

Interest income
2006	27	—	19	84	130
2005	20	—	6	34	60

Interest expense
2006	8	99	136	10	253
2005	1	79	117	18	215

Income tax provision
2006	252	—	191	11	454
2005	407	25	9	4	445

Net (loss) income from continuing operations
2006	622	(774)	(4,855)	(1,234)	(6,241)
2005	630	316	(42,817)	(921)	(42,792)

(10) Segment Information (continued)
Segment information for the nine months ended December 31, 2006 and 2005 is as follows:

	Clinics and	Physician’s
	Small	Office	Molecular	All
(in thousands)	Hospitals	Laboratories	Services	Other	Total
Revenues
2006	$23,369	$16,445	$24,463	$—	$64,277
2005	17,936	19,162	4,673	19	41,790

Cost of revenues and operating expenses
2006	20,385	17,594	39,988	6,346	84,313
2005	15,692	18,234	47,398	1,484	82,808

Interest income
2006	53	—	72	259	384
2005	64	1	6	34	105

Interest expense
2006	63	315	380	50	808
2005	7	209	117	43	376

Income tax provision (benefit)
2006	914	—	(66)	36	884
2005	844	1	9	(17)	837

Net (loss) income from continuing operations
2006	1,964	(1,884)	(15,951)	(4,644)	(20,515)
2005	1,472	707	(42,817)	(1,457)	(42,095)
Revenue information by geographic area for the three and nine months ended December 31, 2006 and 2005 is as follows:

	North
(in thousands)	America	Europe	All Other	Total
Three Months Ended December 31,
2006	$11,532	$6,308	$4,189	$22,029
2005	9,731	5,665	2,980	18,376

Nine Months Ended December 31,
2006	$34,831	$18,274	$11,172	$64,277
2005	22,437	11,768	7,585	41,790

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward – Looking Statements and Risk Factors
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006 as updated from time to time in our quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Overview
Our business activities are reported in four operating segments: (i) Molecular Services (which includes Cogenics, PGxHealth and Vilazodone), (ii) sales of instruments and consumables to Clinics and Small Hospitals, (iii) sales of instruments, consumables and services to Physician’s Office Laboratories (“POLs”)and (iv) All Other. The Molecular Services segment, at the present, is the principal segment contributing to our reported loss.
We operate under three brand named divisions: (i) Cogenics, which offers a wide range of molecular and pharmacogenomic services to pharmaceutical, biotech, academia, agricultural, and government clients; (ii) PGxHealth, which focuses on genetic tests and biomarker development, validation, and commercialization activities aimed at improving the efficacy and safety of drugs; and (iii) Vital Diagnostics, which designs, distributes, and manufactures scientific instrumentation and supplies as well as a range of products and services, from equipment and reagents to lab management and consulting services, to POLs and small- and medium-sized medical laboratories.
Our Cogenics division is comprised of four corporate entities which were each renamed in the third quarter of 2006 to align them under our branding regime. Accordingly, Genaissance Pharmaceuticals, Inc. was renamed Cogenics, Inc.; Lark Technologies, Inc., a wholly-owned subsidiary of Genaissance Pharmaceuticals was renamed Cogenics Lark, Inc.; Icoria, Inc. was renamed Cogenics Icoria, Inc.; and Genome Express, S.A. was renamed Cogenics Genome Express, S.A. In addition, to complete our corporate and branding alignment, we formed PGxHealth, LLC to hold all of the operating assets of the PGxHealth division. As a result, Clinical Data, Cogenics, Inc., and PGxHealth, LLC entered into an assignment and assumption agreement whereby the Company and Cogenics, Inc. assigned certain agreements, intellectual property rights, and other assets to PGxHealth, LLC.
We believe we are a leading provider of molecular services, pharmacogenomics, genetic testing and clinical diagnostics. Our molecular services segment is among the largest independent providers of pharmacogenomics, molecular and metabolomics services globally. Our pharmacogenomics, molecular and metabolomics services are marketed to the pharmaceutical, biotechnology, clinical, academic, government and agricultural marketplaces. We are utilizing pharmacogenomics to develop genetic-based tests and diagnostics and more efficacious therapeutics by finding genetic markers to guide drug development and utilization through our PGxHealth division. Our therapeutic product, Vilazodone, for depression, is in Phase III clinical development.

Our future success in molecular services will depend in large part on maintaining a competitive position in the genomics field, a field that has undergone, and is expected to continue to undergo, rapid and significant change as well as price pressure. In addition, the competition in the pharmacogenomic and molecular services market is intense and includes companies providing similar services, pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the U.S. and abroad. Our future success in this highly competitive market depends on our ability to demonstrate that our recently acquired technology platforms, know how, and informatics technologies and capabilities are superior to those of our competitors and our ability to advance technologies and genetic testing franchises. We must continue to advance our owned and licensed intellectual property in order to develop and commercialize a new generation of genetic tests. In addition, we must continue to contain costs and move toward profitability while growing revenues wherever possible.
Funding the continued development of Vilazodone, our depression drug currently in its first pivotal trials, is another challenge that we face in our Molecular Services business. We currently do not have the cash reserves or the revenue and related cash flows from other sources to fund such development and our operations simultaneously beyond the first quarter of fiscal 2008 (June 30, 2008). In order to successfully commercialize this drug candidate, we will be required to either partner with a third party that has sufficient resources, or raise capital through the sale of our debt or equity securities. Establishing a partnership with another company could have an impact on the future revenues we can expect to receive from Vilazodone, if we have to share some portion of such revenues with a development partner. Additionally, fund raising could serve to dilute our existing stockholders’ ownership of the company.
While we continue to face challenges with respect to our recent acquisitions, we are now focused on improving the operational performance of these acquisitions. As integration risks are minimized, we are focusing on improving our cash flow and have taken actions to restructure and streamline the operations of these businesses. Integrating the operations and personnel of Genaissance and Icoria will continue to require management attention. Efforts to coordinate product development, sales and marketing initiatives and administrative operations are progressing. Given that both Genaissance and Icoria have a history of incurring significant operating losses, we face the challenge of successfully integrating Genaissance and Icoria into businesses that will generate sufficient revenue to become profitable and that will sustain profitability if they do become profitable, alleviating the need for ongoing efforts to raise capital. We have added seasoned management to assist in this transition and these efforts.
With respect to our diagnostics business at Clinics and Small Hospitals and POL’s, revenues from clinical laboratory testing worldwide are anticipated to grow as a result of the aging of the population, increased healthcare awareness and expanding insurance coverage. The present focus, however, on greater efficiency in disease management and on reducing health care costs exposes our customers to a constant pressure to contain costs. Consequently, in order to remain competitive and gain market share in these growing markets, it is essential for us to continue to provide cost-effective technologies and services.
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
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under our revolving credit facility, notes payable and other debt financings and capital lease obligations. Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Other income (expense), net consists primarily of foreign currency gains (losses).
     Preferred Stock Dividend. Preferred stock dividends consists of dividends accrued at a rate of 2% per year on the outstanding shares of Series A Voting Convertible Preferred Stock (the “Series A Preferred Stock”) issued in connection with the acquisition of Genaissance on October 6, 2005. Dividends on outstanding shares are payable on January 5th and July 5th of each year, when and if declared by the Board of Directors. As of December 31, 2006, the cumulative dividends accrued on the Series A Preferred Stock totaled $120,000.
Changes in Foreign Currency Rates
A portion of our balance sheet is denominated in Euros, the functional currency of our Dutch, French and Italian operations, and a minor portion of our balance sheet is denominated in British pounds. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions, which have not been material to the financial statements, are included in other income (expense). The Euro strengthened against the U.S. dollar by 5.1% during the first half of fiscal 2007 from the respective prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.
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

     Valuation of Intangibles – As discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10K, we completed four business combinations during fiscal 2006. We also completed three business combinations during fiscal 2004. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, the transactions have been accounted for based on the fair value of the assets purchased. As a result of the purchase price allocations, we recorded purchased intangibles of $63.6 million and goodwill totaling $19.0 million in the molecular services segment, goodwill of $1.2 million in clinics and small hospitals segment and purchased intangibles of $1.5 million and goodwill totaling $6.3 million in the POL segment relating to these acquisitions.
In accordance with the requirements of SFAS No. 142, Goodwill and Intangible Assets, we perform an annual impairment test of the carrying value of goodwill using December 31 as our selected annual evaluation date. The fair value of our recorded intangibles can be impacted by economic conditions, market risks, and the volatility in the markets in which we and our customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. As of December 31, 2006, the most recent evaluation date, there was no impairment of such goodwill.
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

     Results of Operations
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     Revenues. Consolidated revenues increased $3.7 million, or 20%, to $22.0 million in the three months ended December 31, 2006 from $18.4 million in the three months ended December 31, 2005.
Product revenues increased $460,000, or 4%, to $12.7 million in 2006 from $12.2 million in 2005 due primarily to increased sales in Clinics and Small Hospitals.
Services revenue increased $3.2 million, or 52%, to $9.3 million in 2006 from $6.1 million in 2005. The increase was due to increased sales within the molecular services operations which were acquired in the second half of fiscal 2006. Service revenues in the POL segment decreased $182,000, or 12.69%, to $1.3 million in 2006 from $1.5 million in 2005 due to fewer units under service contracts.
     Gross Profit. Gross profit on product sales was 40% in 2006 compared to 35% in 2005. The increase was due to a change in the revenue mix as sales of reagents and consumables, which have a higher gross margin, increased.
Gross profit from services revenues decreased to 19% in 2006 from 52% in 2005. The decrease was primarily due to the inclusion of the molecular services operations acquired in the second half of last fiscal year which generate lower gross margins than those in the POL segment.
     Sales and Marketing Expense. Sales and marketing expenses increased $554,000, or 29%, to $2.4 million in 2006 from $1.9 million in 2005. The change was due primarily to an increase of $608,000 related to sales and marketing expenses incurred by the molecular services operations acquired during the third quarter of fiscal 2006. Sales and marketing expenses in the POL and Clinics and Small Hospitals segments in 2006 declined slightly compared to prior year.
     Research and Development Expense. Research and development expenses increased $2.0 million, or 79%, to $4.5 million in 2006 from $2.5 million in 2005. The increase was due to the inclusion of approximately $3.7 million of research and development expenses incurred by the molecular services operations acquired in the second half of last fiscal year. The 2007 research and development expenses include approximately $1.4 million of expenses related to the Phase III clinical trials of Vilazodone. Research and development expenses in the POL and Clinics and Small Hospitals segments in 2006 approximated the prior year. Our research and development expenses for molecular services are significantly impacted by the Vilazodone Phase III clinical trials and are expected to be significant.
     General and Administrative Expense. General and administrative expenses increased $1.3 million, or 25.7%, to $6.6 million in 2006 from $5.2 million in 2005. The increase was due primarily to an increase of approximately $339,000 of general and administrative expenses, incurred by the molecular services operations acquired during the third quarter of fiscal 2006 and approximately $1.1 million in stock-based compensation expenses. We expect our stock-based compensation expenses to increase in future periods as new options are granted and recently granted options become vested.
     Purchased Research and Development Expense. The Company recorded approximately $40.1 million of purchased research and development expense in the third quarter of fiscal 2006 related to the acquisition of Icoria and Genaissance. Projects that qualified as purchased research and development represent those that had not yet reached technological feasibility and had no alternative use. The Company had no similar expense in fiscal 2007.
     Interest and Other Income (Expense), Net. Interest expense increased to $253,000 in 2006 from $215,000 in 2005 due primarily to increased average borrowings under our revolving credit facility, debt assumed in the acquisitions of Genaissance and Icoria and to higher average interest rates. The Company expects interest expense on the debt assumed in the Genaissance and Icoria acquisitions to decline as principal is reduced.
Interest income increased to $130,000 in 2006 from $60,000 in 2005 due primarily to higher average cash balances as a result of the private placement completed on June 13, 2006 and to higher average interest rates.

Other income (expense), $851,000 in 2006, includes a gain of approximately $900,000 related to the sale of the Company’s investment in Sciona common stock offset by foreign exchange losses and in 2005, $7,000 primarily represents foreign currency gains (losses).
     Provision for Income Taxes. The effective tax rate was (7.8%) in 2006 compared to (1.1%) in 2005. Although we incurred losses in 2006 and 2005, no tax benefit was recorded on the operating losses in the United States as the deferred tax asset may not be realized. In addition, we recorded a tax provision for the income from our foreign operations. We expect that for the foreseeable future that we will not be able to provide a tax benefit from our losses in the United States.
Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005
     Revenues. Consolidated revenues increased $22.5 million, or 54%, to $64.3 million in the nine months ended December 31, 2006 from $41.8 million in the nine months ended December 31, 2005.
Product revenues increased $3.1 million, or 10%, to $35.8 million in 2006 from $32.7 million in 2005 due primarily to increased sales in Clinics and Small Hospitals.
     Services revenue increased $19.4 million, or 212%, to $28.5 million in 2006 from $9.1 million in 2005. The increase was due to approximately $20.0 million of services revenue, including approximately $1.0 million received from a customer in settlement of a prior year’s collaboration, generated by the molecular services operations acquired during the third quarter of the last fiscal year. Service revenues in the POL segment decreased approximately $422,000, or 9.4%, to $4.0 million in 2006 from $4.5 million in 2005 due to fewer units under service contracts.
     Gross Profit. Gross profit on product sales was 36% in 2006 compared to 35% in 2005. The decrease was due to a change in the revenue mix as sales of reagents and consumables, which have a higher gross margin, declined.
Gross profit from services revenues was 31% and 47% respectively for the same period in 2006 and 2005. The decrease was primarily due to the inclusion of the molecular services operations acquired in the second half of fiscal 2006 which generate lower gross margins than those in the POL segment.
     Sales and Marketing Expense. Sales and marketing expenses increased $2.7 million, or 58%, to $7.3 million in 2006 from $4.6 million in 2005. The increase was due to the inclusion of approximately $2.9 million of sales and marketing expenses incurred by the molecular services operations acquired during the third quarter of the last fiscal year. Sales and marketing expenses in the POL and Clinics and Small Hospitals segments in 2006 were approximately $194,000 lower than in 2005 due to a reorganization of sales staff and reduced marketing activities.
     Research and Development Expense. Research and development expenses increased $7.7 million, or 201%, to $11.5 million in 2006 from $3.8 million in 2005. The increase was attributed to $7.6 million of research and development expenses incurred by the molecular services operations acquired during the third quarter of the last fiscal year, which includes approximately $4.7 million of expenses related to the Vilazodone Phase III clinical trials and $1.6 million related to the issuance of Stock to Merck KGaA described in Note 8. Research and development expenses in the POL and Clinics and Small Hospitals segments in 2006 increased slightly over the prior year. Our research and development expenses for molecular services are significantly impacted by the Vilazodone Phase III clinical trials.
     General and Administrative Expense. General and administrative expenses increased $14.7 million, or 177%, to $23.0 million in 2006 from $8.3 million in 2005. The increase included approximately $11.7 million of general and administrative expenses include in the molecular services operations acquired during the third quarter of fiscal 2006 including approximately $1.5 million in stock-based compensation expenses. In addition, we had stock-based compensation of $1.9 million in our other divisions, a bonus accrual and severances of $283,000. We expect our stock-based compensation expenses to increase in future periods as new options are granted and recently granted options become vested.

     Purchased Research and Development Expense. The Company recorded approximately $40.1 million of purchased research and development expense in the third quarter of fiscal 2006 related to the acquisition of Icoria and Genaissance. Projects that qualified as purchased research and development represent those that had not yet reached technological feasibility and had no alternative use. The Company had no similar expense in fiscal 2007.
     Interest and Other Income (Expense), Net. Interest expense increased to $808,000 in 2006 from $376,000 in 2005 due primarily to increased average borrowings under our revolving credit facility, debt assumed in the acquisitions of Genaissance and Icoria and to higher average interest rates.
Interest income increased to $384,000 in 2006 from $105,000 in 2005 due primarily to higher average cash balances as a result of the private placement completed on June 13, 2006 and to higher average interest rates.
Other income (expense), $829,000 in 2006 includes a gain of approximately $900,000 related to the sale of the Company’s investment in Sciona common stock and, in 2005, $31,000 primarily represents foreign currency gains (losses).
     Provision for Income Taxes. The effective tax rate was (4.5%) in 2006 compared to (2.0%) in 2005. Although we incurred losses in 2006 and 2005, no tax benefit was recorded on the operating losses in the United States as the deferred tax asset may not be realized. In addition, we recorded a tax provision for the income from our foreign operations. We expect that for the foreseeable future that we will not be able to provide a tax benefit on our losses in the United States.
Liquidity and Capital Resources
We had cash and cash equivalents of approximately $14.2 million at December 31, 2006. We generated net cash flow of $7.0 million in the nine months ended December 31, 2006 as compared to $9.4 million in the prior year. The increased net cash flow in 2006 was due to the issuance of common stock and other equity instruments partially offset by our operating losses, debt repayments and purchases of equipment.
At currently projected rates of expenditure, we believe that additional funding will be required to operate the Company beyond the first quarter fiscal 2008 (June 30, 2008), including the funding of Phase III clinical trials for Vilazodone. To reduce our cash used in operations, we continue to identify areas to rationalize our cost base and streamline our organization as we integrate Genaissance and Icoria into our operations. We are considering several options for raising additional funds such as public or private offerings of equity or debt, and other financing arrangements. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, including our efforts related to Vilazodone, genetic testing and marker development and other new technologies, which would reduce our use of cash but could harm our long-term financial condition and operating results. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
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
The Note is due in semi-annual installments of approximately $334,070 beginning December 1, 2006 with final maturity on October 19, 2010, representing a three-year extension of the original term. The semi-annual installments may be paid in common stock if the market value of our common stock is equal to or greater than $27.50 per share, subject to certain terms and conditions in the Amended and Restated Securities Purchase Agreement (the “Purchase Agreement”) and the Note. The Note may be prepaid at a rate of 115% of the then outstanding principal balance, plus accrued and unpaid interest and fees, if any, subject to Laurus’ election to convert such amounts into our common stock at $25.00 per share. The Note carries interest at prime plus 2.5% per annum, of which 6.0% is payable monthly in cash. On a quarterly basis, the Company may elect to take the remaining interest portion due and: (i) capitalize it into the principal amount of the Note, (ii) pay it in cash, (iii) pay it in common stock, or (iv) pay it in a combination of both cash and common stock. The conversion price of the common stock in this instance would be equal to 90% of the average closing price of our common stock for the five trading days prior to a payment date, subject to the terms and conditions of the Purchase Agreement.
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
Our long-term debt obligations at December 31, 2006 and March 31, 2006 were as follows:

	December 31,	March 31,
(in thousands)	2006	2006
Notes payable, bearing interest at 4.0%-10.4%, with maturities between April 2008 and December 2009 and secured by related equipment	$159	$66
Note payable, bearing interest at 4.0%, with maturity on January 2010 and monthly payments of $17 and secured by related software	591	724
Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	247	452
Capital lease obligations with final maturity on December 2011	1,268	1,294

Icoria Acquired Debt
Convertible note payable, bearing interest at 10.75% at September 30, 2006 (10.0% at March 31, 2006) with maturity on October 19, 2010; secured by all of Icoria’s assets	2,563	3,227

Genaissance Acquired Debt
Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of Genaissance’s leasehold improvements	3,200	3,520

Genome Express Acquired Debt
Interest-free advance from French government under a program to stimulate national innovation, with maturities between September 2007 and September 2008	1,112	1,134
Interest-free advance from lending institution with respect to research tax credits, with maturity in May 2006	—	340

	9,140	10,757

Less:
Current portion	(2,200)	(3,868)

	$6,940	$6,889

Line of Credit Agreements
In June 2006, we reduced our line of credit from $10.0 million to $7.5 million in order to lower the fees paid to the lender on the unused portion of the line. Since our borrowing capacity is based on certain domestic receivables and inventories, which have allowed maximum outstanding borrowing levels of approximately $5.5 million to date, the reduction in the line of credit does not impact our expected liquidity. The line of credit bears interest at the rate of either 0.25% in excess of prime or 300 basis points above the LIBOR rate; the interest rate was 8.50% at December 31, 2006. Approximately $4.6 million of principal was outstanding at December 31, 2006. The borrowings under the credit facility are secured by certain trade receivables and inventories. Approximately $1.2 million of additional borrowing capacity was available to us as of December 31, 2006. The credit facility requires us to comply with certain financial covenants, including tangible net worth, capital expenditure limitations, and fixed charge coverage. As of March 31, 2006, we did not meet the fixed charge coverage covenant and were granted a waiver of the non-compliance. As of December 31, 2006, we did not meet certain balance sheet and income statement covenants and were granted a waiver of non-compliance. The revolving credit facility was automatically renewed for one year in March 2006.
We maintain a line of credit agreement with a financial institution which provides for €1.8 million (approximately $2.4 million) of available credit at December 31, 2006. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25% (4.50% at December 31, 2006). The line of credit is collateralized by certain trade receivables and inventories, and contains certain financial covenants relating to solvency, which are not considered restrictive to our operations. As of December 31, 2006, no amounts were outstanding under the agreement.

The following table summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period

		January 1	Fiscal 2008	Fiscal 2010
		to March 31,	Through	Through	After
(In thousands)	Total	2007	Fiscal 2009	Fiscal 2011	Fiscal 2011
Contractual Obligations:
Short and long-term debt (1)	$8,773	$363	$4,016	$4,154	$240
Capital lease obligations (1)	1,198	122	800	259	17
Operating lease obligations	11,018	890	5,137	2,815	2,176
Government funded development credits	206	22	184	—	—

Total contractual cash obligations	$21,195	$1,397	$10,137	$7,228	$2,433

(1)	Includes interest expense
We entered into a financing arrangement with a Netherlands governmental agency in connection with the development of a new product. The grant is to be repaid as a percentage (13.6%) of the product’s gross revenues as long as the product is a commercial success. We began to ship this product during fiscal year 1998, evidencing its commercial success. We have deferred all funding received and reported those amounts as development credits included in accrued expenses ($206,000 at December 31, 2006). When we make a payment to the Netherlands government, the recorded liability is reduced. There is no obligation to repay any remaining amounts after 2008.
In connection with the acquisitions of Genaissance, Icoria and Genome Express we recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and lease termination of $1.5 million. A summary of the severance and lease termination activity as of December 31, 2006 is as follows:

	Balance			Balance
	March 31,	Fiscal 2007		December 31,
	2006	Accrual	Payments	2006
Severance	$2,350	$125	$(2,232)	$243
Lease termination costs	1,090	—	(1,090)	—

	$3,440	$125	$(3,322)	$243

We expect the severance costs will be fully paid during the fourth quarter of fiscal 2007.
Capital expenditures totaled $839,000 and $268,000 in the nine months ended December 31, 2006 and 2005, respectively; the fiscal 2007 purchases were primarily related to the Enterprise Resource Planning System. During fiscal 2007, we expect to make capital expenditures of approximately $1.5 million primarily to introduce new products, and improve production of existing products. We expect to use our available cash, credit lines and capital leases to fund these expenditures.
As of December 31, 2006 our current and future sources of cash include our cash and cash equivalents balance of approximately $14.2 million, existing lines of credit, cash flows from certain operations of certain divisions and possible future equity and/or debt financings. Our projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. As described in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2006, we have completed four business combinations since October 6, 2005. As part of our strategy, we continually evaluate possible mergers, acquisitions and investments. The financing of such activities is evaluated as part of our review of any opportunity.

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
Interest Rate Risk
We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of December 31, 2006, we had $4.6 million outstanding on our domestic line of credit carrying an interest rate of 0.25% over Prime (8.50%) and a convertible note with an outstanding balance of $2.6 million carrying an interest rate of 2.5% over Prime (10.75%). A hypothetical 10% change in interest rates would not materially impact our annual interest expense.
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
As of December 31, 2006, we had outstanding foreign currency forward contracts with a notional amount aggregating $900,000, all of which related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the nine months ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the period covered by this quarterly report.

Changes in Internal Controls
No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at December 31, 2006, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.
ITEM 1A. RISK FACTORS
Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2006, which was filed with the SEC on June 29, 2006, contains numerous risk factors relating to our business and operations and ownership of common stock. We updated our Risk Factors since June 29, 2006 as set forth in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 which was filed with the SEC on November 14, 2006. Since that time there have been no material changes in our Risk Factors. Investors should carefully consider the Risk Factors contained in our Annual Report Form 10-K and in our other filings with the SEC, as indicated.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDES.
On August 16, 2006, the Company issued 24,947 shares of common stock to Merck KGaA (“Merck”) to acquire a license to manufacture Vilazodone in connection with the Company’s on-going Phase III pivotal clinical trials. The value of the shares (approximately $320,000 based on the quoted price of the Company’s stock on August 16, 2006) was recorded as a research and development expense in the Molecular Services division. On December 20, 2006, the Company issued an additional 77,641 shares of common stock to Merck to complete the acquisition the manufacturing rights. The value of the shares was approximately $1.3 million based on the quoted price of the Company’s stock on December 20, 2006.
ITEM 6. EXHIBITS
See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2007.

CLINICAL DATA, INC.

Dated: February 14, 2007	/s/ Andrew J. Fromkin Andrew J. Fromkin
President and Chief Executive Officer
Principal Executive Officer

Dated: February 14, 2007	/s/ C. Evan Ballantyne C. Evan Ballantyne
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Elimination of the Series A Nonvoting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 7, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 11, 2005, and incorporated herein by reference.

3.4	Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.6	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

10.1	Employment Agreement effective as of May 12, 2006, between the Company and Andrew J, Fromkin filed as Exhibit 99.2 to the Company’s Current Report on Form 10-K, filed with the Commission on November 13, 2006, and incorporated herein by reference .

10.2	Employment Agreement effective as of May 12, 2006, between the Company and Caesar J. Belbel filed as Exhibit 99.2 to the Company’s Current Report on Form 10-K, filed with the Commission on November 13, 2006, and incorporated herein by reference .

31.1*	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed Herewith