Form 10-Q
period 2007-06-30
CLINICAL DATA INC
filed 2007-08-14
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined n Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 3, 2007 was 13,659,177.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)	June 30, 2007	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$16,099	$13,949
Accounts receivable, net	11,190	11,053
Inventories	8,351	7,910
Prepaid expenses and other current assets	1,884	2,625
Assets of discontinued operations	—	9,466

Total current assets	37,524	45,003

Property, plant and equipment, net	6,945	6,791
Goodwill	18,533	20,126
Intangible assets, net	11,106	12,636
Other assets, net	760	724
Assets of discontinued operations	—	2,210

TOTAL ASSETS	$74,868	$87,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,436	$1,404
Current portion of capital leases	276	171
Accounts payable	8,615	6,787
Accrued expenses	8,171	8,081
Customer advances and deferred revenue	1,573	1,921
Other current liabilities	2,298	1,503
Liabilities of discontinued operations	—	8,118

Total current liabilities	22,369	27,985

Long-Term Liabilities:
Long-term debt, net of current portion	5,101	5,506
Capital lease obligations, net of current portion	470	279
Other long-term liabilities	422	2,032
Liabilities of discontinued operations	—	968

Total long-term liabilities	5,993	8,785

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; 484,070 designated Series A voting, convertible preferred stock, 124,070 and 184,070 shares issued and outstanding at June 30, 2007 and March 31, 2007, liquidation preference of $2,994 at June 30, 2007	1	2
Common stock, $.01 par value, 60,000,000 shares authorized; 10,082,000 and 10,022,000 shares issued at June 30, 2007 and March 31, 2007, respectively; 10,072,000 shares and 10,012,000 shares outstanding at June 30, 2007 and March 31, 2007, respectively	101	100
Additional paid-in capital	133,604	132,435
Accumulated deficit	(88,868)	(83,436)
Treasury stock, 10,000 shares at cost	(47)	(47)
Accumulated other comprehensive income	1,715	1,666

Total stockholders’ equity	46,506	50,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,868	$87,490

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007	2006
REVENUES
Products	$7,342	$8,291
Services	6,664	9,358

Total	14,006	17,649
COST OF REVENUES
Products	4,803	5,157
Services	5,375	5,340

Total	10,178	10,497

Gross profit	3,828	7,152

OPERATING EXPENSES
Sales and marketing	2,407	1,813
Research and development	2,476	3,016
General and administrative	6,226	7,629
Gain on settlement	(2,773)	—

Total operating expenses	8,336	12,458

Loss from operations	(4,508)	(5,306)

Interest expense	(118)	(126)
Interest income	105	99
Other income (expense), net	50	46

Loss from continuing operations before taxes	(4,471)	(5,287)
Provision for income taxes	(942)	(459)

Loss from continuing operations	(5,413)	(5,746)
Income (loss) from discontinued operations, net of taxes	10	(439)
Loss on sale of discontinued operations	(10)	—

Net loss	(5,413)	(6,185)
Preferred stock dividend	(19)	(24)

Net loss applicable to common stockholders	$(5,432)	$(6,209)

Loss per share from continuing operations:
Basic	$(0.54)	$(0.66)
Diluted	$(0.54)	$(0.66)
Loss per share from discontinuing operations:
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)
Net loss per share:
Basic	$(0.54)	$(0.71)
Diluted	$(0.54)	$(0.71)
Weighted average shares:
Basic	10,028	8,709
Diluted	10,028	8,709
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,413)	$(6,185)
Less:
Loss from discontinued operations	—	(439)

Net loss from continuing operations	(5,413)	(5,746)
Adjustments to reconcile net loss to net cash from continuing operations used in operating activities:
Depreciation and amortization	2,234	2,769
Allowance for bad debts	—	684
Stock-based compensation	1,206	1,221
Gain on sales of equipment	(10)	(161)
Changes in current assets and liabilities:
Accounts receivable	86	125
Inventories	(71)	105
Prepaid expenses and other current assets	622	(735)
Other assets	29	1,006
Accounts payable and accrued liabilities	750	(3,193)
Customer advances and deferred revenue	(602)	(219)
Other current liabilities	794	(527)

Cash used in continuing operations	(375)	(4,671)
Cash provided by discontinued operations	96	420

Net cash used in operating activities	(279)	(4,251)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(378)	(668)
Proceeds from sales of equipment	11	192

Cash provided by (used in) investing activities — continuing operations	(367)	(476)
Cash used in investing activities — discontinued operations	6,812	(43)

Net cash provided by (used in) investing activities	6,445	(519)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on debt and capital leases	(542)	(590)
Proceeds from the sale of common stock and warrants, net of transaction costs	—	16,894
Exercise of stock options	—	271

Cash (used in) provided by financing activities — continuing operations	(542)	16,575
Cash used in financing activities — discontinued operations	(3,559)	(202)

Net cash provided by financing activities	(4,101)	16,373

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	85	138

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,150	11,741

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,949	7,225

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,099	$18,966

At June 30, 2007, unpaid amounts related to the sale of Clinical Data Sales & Service include fees of $564,000 to an advisor and unpaid outstanding checks of $403,000.
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(1) Operations and Basis of Presentation
Clinical Data, Inc. (the Company) is a Delaware corporation headquartered in Newton, Massachusetts. The Company manages its businesses in three segments (i) “Molecular Services” which includes PGxHealth, LLC (PGxHealth), Cogenics, Inc. (Cogenics) and Cogenics Icoria, Inc. (Icoria), (ii) “Clinics & Small Hospitals” which includes Vital Scientific BV (Vital Scientific) and Electa Lab s.r.l. (Electa Lab) and (iii) “All Other,” which is primarily comprised of the corporate entity.
Under the PGxHealthTM brand name and division, the Company focuses on biomarkers and related test development, validation and commercialization activities designed to improve the efficacy and safety of drugs for patients. These genetic tests are marketed to providers, payers and consumers. PGxHealth is also seeking to develop and commercialize Vilazodone, a novel dual-serotonergic antidepressant compound being studied for treatment of depression along with a potential companion pharmacogenetic test. The Company expects to release the results from its Vilazodone Phase III pivotal clinical trials in September 2007.
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
Within the Clinics & Small Hospitals segment, the Company operates Vital Scientific and Electa Lab. These companies participate in the in vitro diagnostic (IVD) testing markets and are leading manufacturers and distributors of clinical laboratory instrumentation and related assays. The instruments are marketed worldwide through distributors and original equipment manufacturers partnerships. Worldwide, the Company has an installed base of over 15,000 units and provides IVD products and services in Europe, Asia and the U.S.
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
The Company’s sources of cash as of June 30, 2007, include cash balances, existing lines of credit, cash flows from operations of certain divisions, and possible future equity and/or debt financings. The Company’s projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including completion of a public offering of common stock on July 23, 2007 for net proceeds of approximately $71.5 million after underwriting discounts, commissions and transaction costs. The Company believes that the cash raised in July will be sufficient to fund our cash flow needs for the coming twelve months.
The Company anticipates that the total remaining cost required to get Vilazodone to commercial launch will be between $75-$85 million which may require the Company to consider additional sources of capital in the future.

These cost projections do not include potential partnering opportunities with larger pharmaceutical companies once data from the Phase III clinical trials have been analyzed and released. The Company expects the data from these trials to be released in September 2007. For the foreseeable future, any deficit from operations is expected to be funded through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to the Company, if at all. If any required additional financing is unable to be obtained, the Company may be required to reduce the scope of planned research, development and commercialization activities, which could harm financial condition and operating results.
(2) Summary of Significant Accounting Policies
     Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	June 30,	March 31,
(in thousands)	2007	2007
Raw materials	$5,292	$4,680
Work-in-process	1,106	1,486
Finished goods	1,953	1,744

	$8,351	$7,910

     Loss per Share
Basic net loss per share is determined by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net loss applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options, warrants, convertible loans and restricted common stock calculated using the treasury stock method and convertible preferred stock using the “if-converted” method.
The number of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006
Basic weighted average common shares outstanding	10,028	8,709
Dilutive effect of common stock options	—	—

Diluted weighted average common shares outstanding	10,028	8,709

The following dilutive securities were not included in the diluted earnings per share calculations as at June 30, 2007 and 2006 because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

	June 30,
(in thousands)	2007	2006
Common stock options	1,555	873
Common stock warrants	789	972
Convertible loan	78	43
Restricted stock	8	16
Voting convertible series A preferred stock	124	234

Potentially dilutive securities outstanding	2,554	2,138

(2) Summary of Significant Accounting Policies (continued)
     Comprehensive Loss
The components of other comprehensive loss for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
(in thousands)	2007	2006
Net loss	$(5,413)	$(6,185)
Translation adjustment	49	266

Total comprehensive loss	$(5,364)	$(5,919)

     Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company is evaluating the impact of SFAS 157 on the consolidated financial statements, which will become effective for the Company on April 1, 2008.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company is evaluating the impact of SFAS 159 on the consolidated financial statements, which will become effective for the Company on April 1, 2008.
(3) Discontinued Operations
During fiscal 2007, the Company determined that Vital Diagnostics and CDSS did not fit with the Company’s strategic direction and the capital resources derived from the sale of the these two businesses could be better allocated to investments and growth opportunities to increase its presence in the pharmacogenomics and molecular services markets. Accordingly, in fiscal 2007, the Company classified these two businesses as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.
Vital Diagnostics
The Company received offers from two groups to purchase Vital Diagnostics, a distributor focused on selling scientific instrumentation, equipment and reagents in Australia and New Zealand and component of the Company’s Small Clinics and Hospitals reporting segment. During the second quarter of fiscal 2007, the Board of Directors accepted an offer to sell the Company’s 92.5% interest in that company for net proceeds of $1.0 million. The transaction closed on November 13, 2006. The buyers included Adrian Tennyenhuis, Vital Diagnostic’s general manager and holder of the 7.5% minority interest, and New River Management IV, LP, an affiliate of Third Security, which is funded and controlled by Third Security, LLC, which is controlled by Randal J. Kirk (Mr. Kirk), the Company’s Chairman of the Board. The Company recorded a loss on disposal of approximately $188,000, net of taxes in connection with the sale in the second fiscal quarter of the year ended March 31, 2007.
CDSS
During the second quarter of fiscal 2007, the Company engaged advisors to seek a buyer for the sale of CDSS, a seller of products and services from scientific instrumentation, equipment and reagents to lab management and consulting services and previously comprised the Company’s Physician’s Office Laboratories (POL) segment. A list of potential buyers was contacted, and the Company received several letters of interest to purchase CDSS. The Board of Directors accepted an offer which was to sell CDSS to Adrian Tennyenhuis and New River Management IV, LP for net proceeds of approximately $6.2 million. The transaction closed on June 18, 2007. During the fourth quarter of fiscal 2007, CDSS was reclassified to discontinued operations and in connection therewith the Company recorded a loss of approximately $7.0 million to adjust the net assets of CDSS to fair value. Based on the final purchase price and costs of the transaction, an additional loss of $10,000 was recognized in the quarter ending June 30, 2007.
Summarized statement of operations data for Vital Diagnostics and CDSS for the three months ended June 30, 2007 and 2006 is set forth below.

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Discontinued Operations:
Revenues	$4,601	$7,168

Income (loss) from discontinued operations before disposal:
Income (loss) before taxes	10	(405)
Income taxes	—	(34)

Income (loss) from discontinued operations, net of taxes	10	(439)

Disposal:
Loss on disposal before taxes	(10)	—
Income tax benefit	—	—

Loss on disposal, net of taxes	(10)	—

(Loss) from discontinued operations, net of taxes	$—	$(439)

(4) Goodwill and Intangible Assets
Goodwill balances, by segment, are as follows:

	June 30,	March 31,
(in thousands)	2007	2007
Clinics and small hospitals	$1,153	$1,153
Molecular services	17,380	18,973

	$18,533	$20,126

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (FIN 48). As part of the adoption, a previously recorded liability for accrued tax expense assumed as part of the acquisition of Cogenics (formerly Genaissance Pharmaceuticals, Inc.) was reversed. The reduction in the liability of $1.6 million was recorded as a reduction in the goodwill (see Note 8).

The intangible asset balances are as follows:

	June 30,	March 31,
(in thousands)	2007	2007
Purchased intangibles
Completed technology	$9,210	$9,210
Customer relationships	10,800	10,800
Other	570	570

	20,580	20,580
Less: accumulated amortization	(10,300)	(8,854)

Purchased intangibles, net	10,280	11,726

Capitalized software	1,780	1,761
Less: accumulated amortization	(954)	(851)

Capitalized software, net	826	910

Intangible assets, net	$11,106	$12,636

(5) Equity
On June 5, 2007, the holder of the Company’s Series A Preferred Stock converted 60,000 of the 184,070 preferred stock shares owned into 60,000 shares of common stock. On July 17, 2007, the holder of the Series A Preferred Stock converted the remaining 124,070 shares of preferred stock into a like number of shares of common stock.
On June 18, 2007, the Company’s authorized shares of common stock were increased from 14,000,000 to 60,000,000.
On July 23, 2007, the Company sold 3.0 million shares of its common stock for gross proceeds of $66.0 million and net proceeds of $62.2 million after transaction costs of approximately $3.8 million. On July 26, 2007, the underwriters exercised their over-allotment option to purchase 450,000 additional shares of common stock for gross proceeds of $9.9 million and net proceeds of $9.3 million after transaction costs of $565,000.
(6) Related Party Transactions
On July 23, 2007, the Company sold 2.2 million shares of its common stock to an affiliate of Mr. Kirk’s as part of the public offering. After this transaction, Mr. Kirk owns approximately 46.0% of the outstanding common stock of the Company.
During the second quarter of fiscal 2007, the Company engaged advisors to seek a buyer for the sale of CDSS, a seller of products and services from scientific instrumentation, equipment and reagents to lab management and consulting services and previously comprised the Company’s POL segment. A list of potential buyers was contacted, and the Company received several letters of interest to purchase CDSS. The Board of Directors accepted an offer which was to sell CDSS to Adrian Tennyenhuis and New River Management IV, LP for net proceeds of approximately $6.2 million. The transaction closed on June 18, 2007. During the fourth quarter of fiscal 2007, CDSS was reclassified to discontinued operations and in connection therewith the Company recorded a loss of approximately $7.0 million to adjust the net assets of CDSS to fair value. See Note 3 of the consolidated financial statements for additional information.
(7) Segment Information
The Company manages its business as three reporting segments: sales of instruments and consumables to Clinics and Small Hospitals, Molecular Services and All Other. All Other includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.
Segment information for the three months ended June 30, 2007 and 2006 is as follows:

	Clinics and
	Small	Molecular	All
(in thousands)	Hospitals	Services	Other	Total
Revenues
2007	$7,379	$6,627	$—	$14,006
2006	8,447	9,202	—	17,649

Cost of revenues and operating expenses
2007	4,137	12,628	1,749	18,514
2006	7,009	14,540	1,406	22,955

Interest income
2007	35	13	57	105
2006	14	42	43	99

Interest expense
2007	1	117	—	118
2006	—	112	14	126

Income tax provision (benefit)
2007	925	—	17	942
2006	467	(24)	16	459

Net loss from continuing operations
2007	2,343	(6,605)	(1,151)	(5,413)
2006	592	(5,471)	(866)	(5,745)
Geographic information for the three months ended June 30, 2007 and 2006 is as follows:

	North
(in thousands)	America	Europe	All Other	Total
Revenues
2007	$4,630	$4,582	$4,794	$14,006
2006	7,667	6,222	3,760	17,649
(8) Income Taxes
In June 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective April 1, 2007, the Company adopted the provisions of FIN 48 and recorded an adjustment to reduce the carrying amount of a tax contingency that had been recorded in purchase accounting. The adjustment resulted in reduced tax liabilities and reduced goodwill totaling $1.6 million.
As of April 1, 2007, the Company had unrecognized tax benefits. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
The Company’s tax returns for the years ended 2004 through 2007 are currently subject to audit by the Internal Revenue Service as well as various states and also by countries in which it operates. As of April 1, 2007 and June 30, 2007 the Company has no accrued interest or penalties related to uncertain tax positions. The Company will account for interest and penalties related to uncertain tax positions as part of its federal and state income taxes expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward – Looking Statements and Risk Factors
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2007 and in Item 1A, Part II, of this report.
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
Our PGxHealth division provides pharmacogenetic tests and biomarkers. We believe that advances in biomarker identification, the field of pharmacogenomics, laboratory practices and platforms and the practice of medicine set the stage for the use of genetic markers and related pharmacogenetic tests to determine which individuals will experience optimal benefit from specific therapies. This approach may result in better clinical outcomes while at the same time lead to reductions in the total cost of care. Our ultimate objective is to facilitate market introduction and adoption of the proprietary tests provided by PGxHealth. We currently provide five tests to the market including: the FAMILION® tests, associated with various cardiac channelopathies, and our PGxPredictTM tests for warfarin, clozapine, and rituximab and we receive royalties for the sublicense of our intellectual property for thiopurine S-methyltransferase. We continue to apply our efforts and expertise to the development of new pharmacogenetic tests, focusing in particular in the areas of the central nervous system/psychiatry, cardiology and oncology. Our expectations are to continue to improve on these tests where possible and launch additional test in the future. With the recent equity offering completed in July, we expect to use a percentage of those proceeds to acquire complementary intellectual property, enhance infrastructure to reduce the cost and increase capacity relating to the conducting of these tests, and to build a sales and marketing force to increase adoption of these products, develop and commercialize new products, and to enhance reimbursement for the tests, among other related investments.

Vilazodone is both an SSRI and a 5HT1A partial agonist, thus combining in one molecule the current first-line and a second-line therapy for depression. In February 2006, we initiated a Phase III pivotal clinical trial of Vilazodone for the treatment of Major Depressive Disorder. The trial, which was completed in March 2007, was designed to determine the efficacy of Vilazodone and to apply our expertise in pharmacogenetics to identify biomarkers for a companion genetic test for Vilazodone response. Results of this clinical trial are expected to be released in September 2007. At least one long-term safety study and one additional pivotal study will be required prior to filing an NDA, which could be accomplished as early as the end of calendar year 2009. With success, Vilazodone would be an early example of a drug launched with the use of a companion pharmacogenetic test, and the first in its therapeutic area, to target a segment of a population where response would be greater than in the total population.
Funding the continued development of Vilazodone is another challenge that we face in our molecular services business. With the recent capital raised the Company is better positioned to continue forward with clinical development for Vilazodone, but we currently do not have the cash reserves or the cash flows from other sources to fund such development through to the NDA submission. In order to successfully commercialize this drug candidate, we will be required to either partner with a third party that has sufficient resources or raise capital through the sale of our equity and debt securities. Establishing a partnership with another company could have an impact on the future revenues we can expect to receive from Vilazodone if we have to share some portion of such revenues with a development partner. Additionally, fund raising could serve to dilute our stockholders.
Our genomics services are marketed to the pharmaceutical, biotechnology, clinical, academic, government and agricultural marketplaces through our Cogenics division. We believe that Cogenics has earned a reputation as a leading provider of genomics services. This reputation has allowed Cogenics to obtain key contracts with major pharmaceutical and biotechnology companies throughout the world. Our offerings are focused globally on enabling pharmaceutical, biotechnology, academic, agricultural and other customers to derive and study genetic data from any biological source. We have developed a robust set of services, know-how and informatics capabilities that enable our customers to identify genes and genetic variation, and to understand gene expression and function in plants, animals, humans and lower organisms. Cogenics provides the widest range of services in the genomics outsourcing industry and includes a broad portfolio of over 500 lines of business. Our experience includes completing more than 900 clinical trial projects for most of the top 20 pharmaceutical companies in the world.
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
The Company’s future success in molecular services will depend in large part on maintaining a competitive position in the genomics field, a field that has undergone, and is expected to continue to undergo, rapid and significant change. Competition in the pharmacogenomics and molecular services market is intense and includes pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the U.S. and abroad. Our future success in this highly competitive market depends on our ability to demonstrate that our recently acquired technology platforms, know how, and informatics technologies and capabilities are superior to those of such competitors and our ability to advance technologies and genetic testing franchises. In addition, we must continue to contain costs and move toward profitability while growing revenues wherever possible.

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
          Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of contract manufacturing, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expenses, costs of materials, depreciation, rent, utilities and other facilities costs. We expense research and development costs as incurred.
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
          Changes in Foreign Currency Rates. A portion of our balance sheet is denominated in Euros, the functional currency of our Dutch operations. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions are included in other income (expense) and have not been material to the financial statements. The Euro strengthened against the U.S. dollar by 1.2% during fiscal 2008 from the prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.
Periodically we enter into foreign exchange forward contracts to reduce the exposure to currency fluctuations on customer accounts receivable denominated in foreign currency. The objective of these contracts is to minimize the impact of foreign currency exchange rate fluctuations on operating results. Derivative financial instruments are not used for speculative or trading purposes. There were foreign exchange forward contracts with a notional value of $900,000 outstanding at June 30, 2007. The fair value of these instruments at June 30, 2007 was de minimis. Gains and losses related to these derivative instruments for fiscal 2008 and 2007 were not significant. We do not anticipate any material adverse effect on our consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. However, there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, allowances for doubtful accounts, inventory, intangibles, goodwill, accrued expenses and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. A full discussion of the following accounting policies is included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 19, 2007.
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Inventory Valuation

•	Valuation of Intangibles

•	Accrued Expenses

•	Income Taxes
We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended June 30, 2007. We have determined that the following change to our critical accounting policies was necessary as of the quarter ended June 30, 2007:
          Income Taxes and Deferred Taxes. Effective April 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
We assessed all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.
With the adoption of FIN 48, we recorded an adjustment to reduce the carrying value of a tax contingency that had been recorded in purchase accounting. The adjustment resulted in a reduction of tax liabilities and a reduction in goodwill totaling $1.6 million.
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
          Revenues. Consolidated revenues decreased $3.6 million, or 21%, to $14.0 million in the three months ended June 30, 2007 from $17.6 million in the three months ended June 30, 2006.
Services revenue within the Molecular Services segment decreased $2.6 million, or 28%, to $6.6 million in the three months ended June 30, 2007 from $9.2 million in the three months ended June 30, 2006. The decrease was due to (i) a decline in customer revenue as our laboratory focused its efforts on internal projects, including biomarker discovery and sequencing for our Phase III Vilazodone pivotal clinical trials and (ii) non-recurring payments totaling $2.1 million received from customers in 2006 related to the wind down of Icoria’s agricultural product line. Familion revenues during the three month period ended June 30, 2007 increased approximately 6% to $841,000 compared to the same period a year ago.
Product revenues within the Clinics and Small Hospitals segment decreased $1.1 million, or 13%, to $7.4 million in the three months ended June 30, 2007 from $8.4 million in the three months ended June 30, 2006 due primarily to lower sales to original equipment manufacturer (OEM) customers.
          Gross Profit. Gross profit within the Molecular Services segment was 21% in the three months ended June 30, 2007 as compared to 45% in the three months ended June 30, 2006. The decline in gross profit was due to (i) non-recurring customer payments of approximately $2.1 million received from wind down of Icoria’s agricultural product line and (ii) the focus of laboratory efforts on biomarker discovery and sequencing related to our Phase III Vilazodone pivotal clinical trials at the exclusion of customer related opportunities.
Gross profit within the Clinics and Small Hospitals segment decreased to 33% in the three months ended June 30, 2007 from 36% in the three months ended June 30, 2006. The decrease was primarily due to lower absorption of fixed costs due to lower OEM sales within the Clinics and Small Hospitals segment and an unfavorable revenue mix between sales to OEM and non-OEM customers.
          Sales and Marketing Expense. Sales and marketing expenses increased $594,000, or 33%, to $2.4 million in the three months ended June 30, 2007 from $1.8 million in the three months ended June 30, 2006. The increase was due primarily to the Molecular Services segment in which expenses increased approximately $529,000 or 41% due to an increase in wages within the sales and marketing function. Sales and marketing expenses in the Clinics and Small Hospitals segment approximated those in the prior year.
          Research and Development Expense. Research and development expenses decreased $539,000, or 18%, to $2.5 million in the three months ended June 30, 2007 from $3.0 million in the three months ended June 30, 2006. The decrease was primarily within the Molecular Services segment, where expenses decreased $668,000, or 26%, to $1.9 million in the three months ended June 30, 2007 from $2.5 million in the three months ended June 30, 2006, as expenses associated with our Vilazodone Phase III pivotal clinical trials declined at the conclusion of the trial. Research and development expenses in the Clinics and Small Hospitals segments in the three months ended June 30, 2007 were approximately the same as the prior year. The results of our Vilazodone Phase III pivotal clinical trials will determine whether our ongoing research and development costs will increase significantly or decrease.
          General and Administrative Expense. General and administrative expenses decreased $1.4 million, or 18%, to $6.2 million in the three months ended June 30, 2007 from $7.6 million in the three months ended June 30, 2006. The decrease was primarily within the Molecular Services segment where expenses decreased $1.9 million, or 34%, to $3.7 million in the three months ended June 30, 2007 from $5.6 million in the three months ended June 30, 2006 as savings associated with restructuring actions taken in the prior year and a reduction in the allowance for uncollectible accounts of $700,000 were realized. This favorable variance was somewhat offset by increases in general and administrative expense within the All Other segment which increased by $343,000 due to increased salary and wage expense and stock based compensation related to our corporate functions.
          Gain on Settlement. We received $2.8 million from the settlement of a breach of contract law suit filed against a third-party.
          Interest and Other Income (Expense), Net. Interest expense decreased $9,000 to $118,000 in the three months ended June 30, 2007 from $126,000 in the three months ended June 30, 2006.
          Provision for Income Taxes. We incurred a loss in the three months ended June 30, 2007 and recorded a tax provision of approximately $942,000 compared to the provision recorded in the three months ended June 30, 2006 of $458,000. The tax provisions are related to the profitable operations overseas primarily in the Clinics and Small Hospitals segment. We are not able to recognize a tax benefit for net operating losses sustained in the U.S. because it is uncertain we will be able to utilize these losses in the foreseeable future.
Liquidity and Capital Resources
We had cash and cash equivalents of approximately $16.1 million at June 30, 2007. We generated net cash flow of $2.0 million in the three months ended June 30, 2007 as compared to $11.7 million in the same period last year. The higher net cash flow in the prior year was due to the issuance of common stock and other equity instruments partially offset by our operating losses, debt repayments and purchases of equipment.
We accepted an offer to sell CDSS to Adrian Tennyenhuis and New River Management IV, LP for net proceeds of $6.2 million. The transaction, structured as a share purchase, closed on June 18, 2007. See Note 3 of the consolidated financial statements for additional information.
On June 6, 2007, we received $2.8 million from the settlement of a breach of contract law suit filed against a third-party. The gain was recognized as a reduction of operating expenses in the first quarter of fiscal 2008.
On July 23, 2007, we sold 3.0 million shares of its common stock for gross proceeds of $66.0 million and net proceeds of $62.0 million after transaction costs of approximately $4.0 million. On July 26, 2007, the underwriters exercised their over-allotment option to purchase 450,000 additional shares of common stock for gross proceeds of $9.9 million and net proceeds of $9.3 million after transaction costs of $565,000.
Our long-term debt obligations at June 30, 2007 and March 31, 2007 were as follows:

	June 30,	March 31,
(in thousands)	2007	2007
Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of Cogenics leasehold improvements	$2,991	$3,033
Convertible note payable, bearing interest at 10.75% at March 31, 2007 with maturity on October 19, 2010; secured by all of Icoria’s assets	2,243	2,570
Advances from French government under a program to stimulate national innovation, with maturities between September 2007 and September 2008	1,135	1,123
Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	168	166
Other note payable	—	18

	6,537	6,910
Less: current portion	(1,436)	(1,404)

	$5,101	$5,506

Line of Credit Agreements
We maintain a line of credit agreement with a financial institution which provides for €1.8 million (approximately $2.4 million) of available credit. The line of credit bears interest at 1.25% above the base rate as reported by the Netherlands Central Bank with a minimum base rate of 3.25% (base rate of 4.00% at June 30, 2007). The line of credit is collateralized by certain trade receivables and inventories, and contains certain financial covenants relating to solvency, which are not considered restrictive to our operations. As of June 30, 2007, no amounts were outstanding under the agreement.

The following table summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period

		From July 1,	Fiscal 2009	Fiscal 2011
		2007 to	Through	Through	After
(In thousands)	Total	March 31, 2008	Fiscal 2010	Fiscal 2012	Fiscal 2012
Contractual Obligations:
Short and long-term debt (1)	$7,537	$1,375	$3,675	$2,487	$—
Capital lease obligations (1)	810	304	438	68	—
Operating lease obligations	7,530	1,727	3,204	1,150	1,449

Total contractual cash obligations	$15,877	$3,406	$7,317	$3,705	$1,449

(1)	Includes estimated interest expense
Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.
In connection with the acquisitions completed in fiscal 2006, we recorded restructuring and integration reserves totaling approximately $4.6 million, representing severance of $3.1 million and lease termination of $1.5 million. At June 30, 2007, the restructuring and integration reserves totaled approximately $94,000, which is solely attributable to severance costs. We expect these costs will be fully paid during fiscal 2008.
Capital expenditures totaled $378,000 and $668,000 in the three months ended June 30, 2007 and 2006, respectively. During fiscal 2008, we expect to make annual capital expenditures of approximately $3.1 million primarily to introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems. We expect to use our available cash and capital leases to fund these expenditures.
Our sources of cash as of June 30, 2007 include our cash and cash equivalents balance of approximately $16.0 million, existing lines of credit, cash flows from certain operations of certain divisions, and possible future equity and/or debt financings. Our projected uses of cash include cash used in operations of certain operating divisions, capital expenditures, existing debt service costs and continued development of potential products through internal research, collaborations and, possibly through strategic acquisitions. On July 23 and 26, 2007, we closed a public offering of 3.5 million shares our common stock which netted $71.5 million to us.
We believe that the cash raised in July will be sufficient to fund our cash flow needs for the coming twelve months. It is anticipated that the total remaining cost required to get Vilazodone to commercial launch will be between $75-$85 million which may require us to consider additional funding in the future. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.
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
Interest Rate Risk
We use a combination of fixed rate term loans, variable rate lines of credit and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk. As a result of our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. As of June 30, 2007, a convertible note with an outstanding balance of $2.3 million carrying an interest rate of 2.5%

over Prime (or 10.75%). A hypothetical 10% change in interest rates would not materially impact our annual interest expense.
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
As of June 30, 2007, we had outstanding foreign currency forward contracts with a notional amount aggregating $900,000, all of which related to intercompany debt. The fair value of the forward contracts and the related gains and losses were not material as of and for the three months ended June 30, 2007.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(b) under the Securities and Exchange Act) as of June 30, 2007. Based on its evaluation, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) ineffective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
During the quarter ended March 31, 2007, we concluded that the Company’s internal controls related to the financial close and reporting process with regard to the Icoria business unit were not operating effectively as of March 31, 2007. Financial management within the Molecular Services segment is responsible for reviewing all significant account reconciliations and performing an overall financial statement review to assess the divisions’ application of the Company’s accounting policies and reasonableness of the recorded balances within the Icoria business. Due to rapid changes in the Icoria division, including personnel turnover and the integration of the operations into other divisions within the Molecular Services segment, such reviews were not performed at March 31, 2007 or the reviews were not performed at a level of precision that would prevent a material error. Because of the lack of time that has elapsed since the implementation of remediation efforts, we were not able to conclude that such controls were effective at June, 30, 2007. The Company expects to complete the integration of Icoria’s operations and other remediation efforts within the current fiscal year.
Changes in Internal Controls
In response to the identification of the ineffective controls at the Icoria division, the Company has improved and implemented additional controls surrounding the reconciliation of accounts and management’s review of account reconciliations within its Icoria division. In addition, management has improved the internal controls surrounding the review of accounting judgments and estimates. No additional changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at June 30, 2007, there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.
ITEM 1A. RISK FACTORS
Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2007, which was filed with the SEC on June 19, 2007, contains numerous risk factors relating to our business and operations and ownership of common stock We have updated our Risk Factors since June 19, 2007 to include the following matters. Investors should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K for the year ended March 31, 2007 as well as the following two matters, among others, relating to Clinical Data.
Risk factors relating to our business and operations
We have received a going concern opinion from our independent registered public accounting firm.
Our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007 have been prepared with the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated June 18, 2007 that included an explanatory paragraph stating that our accumulated deficit, negative cash flows from operations and the expectation that we will continue to incur losses in the foreseeable future, raise substantial doubt about our ability to continue as a going concern. On July 23 and 26, 2007, we closed a public offering of 3,450,000 shares of our common stock for gross proceeds of $75.9 million and net proceeds of $71.5 million.
Our ownership is concentrated among a small number of stockholders.
Our ownership is concentrated among a small number of stockholders, including Randal J. Kirk, our Chairman, and his affiliates. Mr. Kirk and his affiliates hold approximately 46.0% of our outstanding common stock as of August 3, 2007, after giving effect to the July 2007 public offering transaction. Mr. Kirk and his affiliates have a controlling block of our outstanding stock and are able to exert substantial control over various corporate matters including approvals of mergers, sales of assets, issuance of capital stock and similar transactions.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
In response to the information required to be disclosed by this item, we incorporate by reference herein the disclosure contained in our Definitive 14C information statement under the heading, “Amendment to our Certificate of Incorporation,” filed with the Securities Exchange Commission on May 15, 2007.
ITEM 6. EXHIBITS
See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

CLINICAL DATA, INC.
/s/ Andrew J. Fromkin
Dated: August 14, 2007	Andrew J. Fromkin
President and Chief Executive Officer Principal Executive Officer

/s/ C. Evan Ballantyne
Dated: August 14, 2007	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2003, among Clinical Data, Landmark and Spectran. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of April 29, 2003, among CDSS, GPSI and Clinical Data. Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.3	Asset Purchase Agreement, dated as of December 9, 2002, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 9, 2002, and incorporated herein by reference.

2.4	Amendment No. 1 to Original Asset Purchase Agreement, dated as of February 10, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.5	Amendment No. 2 to Original Asset Purchase Agreement, dated as of March 18, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.6	Amendment No. 3 to Original Asset Purchase Agreement, dated as of March 31, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.7	Amendment No. 4 to Original Asset Purchase Agreement, dated as of April 29, 2003, among Elan Pharmaceuticals, Inc., Elan, CDSS and Clinical Data. Previously filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K, as filed with the Commission on May 12, 2003, and incorporated herein by reference.

2.8	Agreement and Plan of Merger, dated as of June 20, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 28, 2005, and incorporated herein by reference.

2.9	First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 2, 2005, and incorporated herein by reference.

2.10	Agreement and Plan of Merger, dated as of September 19, 2005, among Clinical Data, Inc., Irides Acquisition Corporation and Icoria, Inc. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 22, 2005, and incorporated herein by reference.

3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Elimination of the Series A Nonvoting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 7, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 11, 2005, and incorporated herein by reference.

3.4	Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

Exhibit
Number	Description
3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on June 18, 2007. Filed herewith.

3.7	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Series A Preferred Stock Certificate. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 29, 2006, and incorporated herein by reference.

10.1	Executive Employment Agreement of Carol Reed, M.D. dated May 12, 2006. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.