Form 10-Q
period 2007-09-30
CLINICAL DATA INC
filed 2007-11-14
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 6, 2007 was 20,922,264.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	March 31,
(In thousands, except share and per share amounts)	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$46,115	$10,081
Marketable securities	15,025	—
Accounts receivable, net	6,524	5,501
Inventories	1,118	1,095
Prepaid expenses and other current assets	2,289	2,004
Assets of discontinued operations	19,712	26,322

Total current assets	90,783	45,003

Property, plant and equipment, net	6,014	5,311
Goodwill	27,741	18,973
Intangible assets, net	12,782	11,756
Other assets, net	1,172	720
Assets of discontinued operations	2,866	5,727

TOTAL ASSETS	$141,358	$87,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,440	$1,404
Current portion of capital leases	356	148
Accounts payable	3,232	3,586
Accrued expenses	6,978	5,451
Customer advances and deferred revenue	2,276	1,686
Other current liabilities	688	776
Liabilities of discontinued operations	8,638	14,934

Total current liabilities	23,608	27,985

Long-Term Liabilities:
Long-term debt, net of current portion	3,961	5,506
Capital lease obligations, net of current portion	375	171
Other long-term liabilities	146	1,780
Liabilities of discontinued operations	372	1,328

Total long-term liabilities	4,854	8,785

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized; 484,070 designated Series A voting, convertible preferred stock, -0- and 184,070 shares issued and outstanding at September 30, 2007 and March 31, 2007	—	2
Common stock, $.01 par value, 60,000,000 shares authorized; 20,718,000 and 15,033,000 shares issued at September 30, 2007 and March 31, 2007, respectively; 20,703,000 shares and 15,018,000 shares outstanding at September 30, 2007 and March 31, 2007, respectively	207	150
Additional paid-in capital	210,763	132,385
Accumulated deficit	(99,731)	(83,436)
Treasury stock, 15,000 shares at cost	(47)	(47)
Accumulated other comprehensive income	1,704	1,666

Total stockholders’ equity	112,896	50,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,358	$87,490

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenue	$9,071	$7,262	$15,698	$16,464
Cost of revenue	7,379	4,816	12,612	10,062

Gross profit	1,692	2,446	3,086	6,402

Operating expenses:
Sales and marketing	2,258	1,030	4,081	2,373
Research and development	2,901	3,210	4,768	5,792
General and administrative	7,077	6,501	12,483	13,276

Total operating expenses	12,236	10,741	21,332	21,441

Loss from operations	(10,544)	(8,295)	(18,246)	(15,039)
Interest expense	(291)	(191)	(357)	(318)
Interest income	641	141	711	227
Other income (expense), net	569	(54)	561	(2)

Loss from continuing operations before taxes	(9,625)	(8,399)	(17,331)	(15,132)
(Provision) benefit for income taxes	(170)	222	(187)	231

Loss from continuing operations	(9,795)	(8,177)	(17,518)	(14,901)
(Loss) income from discontinued operations	(1,087)	57	1,223	596

Net loss	$(10,882)	$(8,120)	$(16,295)	$(14,305)

(Loss) income per basic and diluted share:
Continuing operations	$(0.51)	$(0.56)	$(1.02)	$(1.08)
Discontinued operations	(0.06)	0.00	0.07	0.04

Net loss	$(0.57)	$(0.56)	$(0.95)	$(1.04)

Weighted average shares:
Basic and diluted	19,194	14,418	17,130	13,737
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 30,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(16,295)	$(14,305)
Income from discontinued operations	(1,223)	(596)

Net loss from continuing operations	(17,518)	(14,901)
Adjustments to reconcile net loss from continuing operations to net cash from continuing operations used in operating activities:
Depreciation and amortization	4,183	5,188
Allowance for bad debts	—	657
Stock-based compensation	3,274	2,602
Gain on sales of equipment	(19)	(101)

Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(618)	1,304
Inventories	59	71
Prepaid expenses and other current assets	(7)	539
Other assets	(373)	482
Accounts payable and accrued liabilities	(1,958)	(3,391)
Customer advances and deferred revenue	(226)	238
Other liabilities	(81)	345

Cash used in continuing operations	(13,284)	(6,967)
Cash provided by discontinued operations	2,326	806

Net cash used in operating activities	(10,958)	(6,161)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment	(995)	(221)
Proceeds from sales of equipment	22	124
Purchase of marketable securities	(15,025)	—
Cash used in business combinations, net of cash acquired	(11,872)	(184)

Cash used in investing activities — continuing operations	(27,870)	(281)
Cash provided by (used in) investing activities — discontinued operations	6,785	(407)

Net cash used in investing activities	(21,085)	(688)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under other debt arrangements	—	231
Payment on debt and capital leases	(899)	(1,326)
Proceeds from the sale of common stock, net of transaction costs	71,409	16,856
Purchase of treasury shares	—	(234)
Exercise of stock options and warrants	1,247	547
Stockholder dividends	—	50

Cash provided by financing activities — continuing operations	71,757	16,124
Cash used in financing activities — discontinued operations	(3,691)	(29)

Net cash provided by financing activities	68,066	16,095

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	339

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,034	9,585

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,081	7,225

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,115	$16,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital leases	$503	$121
Accrued acquisition costs	$142	—
Issuance of common stock upon note conversion	$2,337	—
At September 30, 2007, unpaid amounts related to the sale of Clinical Data Sales & Service include fees of $564,000 to an advisor and the reduction to the purchase price of $1.0 million.
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2007 AND 2006
(1) Operations and Basis of Presentation
Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company manages its businesses in the following segments (i) “Molecular Services,” which includes PGxHealth, LLC (PGxHealth), Cogenics, Inc. (Cogenics), Cogenics Lark, Inc. (Lark), Cogenics Genome Express S.A. (Genome Express), Cogenics Icoria, Inc. (Icoria) and Epidauros Biotechnologie AG (Epidauros) and (ii) “All Other,” which is primarily comprised of the parent company.
Under the PGxHealthTM brand name, the Company focuses on biomarkers and related test development, validation and commercialization activities designed to improve the efficacy and safety of drugs for patients. These genetic tests are marketed to providers, payers and consumers. PGxHealth is also seeking to develop and commercialize Vilazodone, a novel dual-serotonergic antidepressant compound being studied for the treatment of depression along with a potential companion pharmacogenetic test.
Under the CogenicsTM brand name, the Company offers a wide range of molecular and pharmacogenomics services which are marketed and provided to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in endeavors relating to human, animal and plant genomes. The Cogenics unit offers various services including sequencing, genotyping, gene expression and bio-banking. Furthermore, these services are offered in both regulated and unregulated markets.
Through Epidauros, the Company offers a wide range of molecular and pharmacogenomics services which are marketed and provided to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in endeavors relating to human genomes. Epidauros also has an intellectual property portfolio that includes biomarkers in genes relating to prominent drug transporters and in important cytochrome P450 drug metabolizing genes. Epidauros was acquired on August 23, 2007 for $11.9 million in cash (see Note 3).
As part of its decision to focus on Molecular Services, the Company sold Vital Diagnostics Pty. (Vital Diagnostics) in November 2006, Clinical Data Sales & Service (CDSS) in June 2007, Vital Scientific BV (Vital Scientific) in October 2007, and Electa Lab S.r.l. (Electa Lab), in November 2007. Accordingly, these operating units have been presented in the condensed consolidated financial statements as discontinued operations. These transactions are described in more detail in Note 4 — Discontinued Operations.
At September 30, 2007, the Company had cash, cash equivalents and marketable securities totaling $61.1 million on its balance sheet and an additional $6.4 million of cash and cash equivalents included in assets of discontinued operations (See Note 4). The Company’s projected uses of cash include cash to be used to fund operations, capital expenditures, existing debt service costs, continued research and product development and potential strategic acquisitions. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including the completion of a public offering in July 2007 for net proceeds of approximately $71.4 million and the divestiture of non-core assets. The Company believes that its cash and cash availability will be sufficient to fund its operations for at least the coming eighteen months.
The Company anticipates that the total remaining cash required to commercialize Vilazodone will be between $75-$85 million, which may require the Company to consider additional sources of capital in the future. These projections do not include potential partnering opportunities with larger pharmaceutical companies. The sale of any equity or debt securities may result in additional dilution to stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to obtain financing, the Company may be required to reduce the scope and timing of the planned Vilazodone commercial launch, which could harm the Company’s financial condition and operating results.

(2) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financials statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
The most significant portion of the Company’s revenue relates to fee-for-service arrangements related to molecular services or diagnostic and genetic test deliveries. Revenue for fee-for-service arrangements are recognized upon the later of service delivery or, if applicable, customer acceptance. The Company maintains relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.
Revenues are also derived from fees for licenses of intellectual property, commercial partnerships and government contracts and grants. Revenue from commercial contracts are generally related to service fees, milestone achievements and deliveries of molecular services data, diagnostic and genetic tests, and assays. Revenue from service fees and milestone achievements from commercial contracts are recognized based on the completed contract method. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenue. If revenue recognized exceeds payments received for each contract or grant, the excess revenue is recorded as accounts receivable. Revenue from government contracts and grants, which are typically cost plus arrangements, are recognized as related expenses are incurred over the term of each contract or grant.
Revenue from arrangements with multiple deliverables is divided into separate units of accounting when certain criteria are met. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are then applied separately for each unit of accounting. The Company defers revenue of multiple element arrangements if the fair values of all deliverables are not known or if customer acceptance is contingent on delivery of specified items or performance conditions. Because the Company often lacks evidence of fair value for commercial partnership contracts, revenue is deferred until the contract is completed and all elements have been delivered.
Marketable Securities
At September 30, 2007, the Company held $15.0 million of auction rate securities. The Company’s investment in auction rate securities are variable-rate preferred shares in several closed-end mutual funds under one management investment company. These securities pay dividends and are tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company’s investment in these auction rate securities is classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at cost, which approximates fair value because of their variable interest rates, which typically reset every seven to 28 days. Despite the long-term nature of their stated contract maturities, the Company has the intent and ability to quickly liquidate these securities; therefore, the Company has no cumulative gross unrealized holding gains or losses, or gross realized gains or losses from these investments. All income generated from these investments is recorded as interest income.
Inventories
Inventories consist primarily of supplies and are stated at the lower of cost (first-in, first-out) or market.
Equity-Based Compensation
The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R establishes accounting for stock-based awards exchanged for employee services and other stock-based transactions. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period.
A summary of stock-based compensation included in the statement of operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$39	$—	$94	$—
Sales and marketing	199	16	338	16
Research and development	197	473	353	547
General and administrative	1,690	885	2,489	2,039
Loss from discontinued operations	—	31	49	44

Stock-based compensation	$2,125	$1,405	$3,323	$2,646

Loss per Share
Basic net loss per share is determined by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss applicable to common stockholders by diluted weighted average shares outstanding. Net loss applicable to common stockholders is determined after consideration of preferred stock dividends, which were not material for any period presented. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible preferred stock and convertible notes using the “if-converted” method. Basic and diluted shares are the same for all periods presented.
On September 12, 2007, the Board of Directors of the Company authorized a 3-for-2 split of the Company’s common stock. The record date for the stock split was September 24, 2007 and stockholders of record received one additional share of common stock for every two shares they owned. As of September 24, 2007, there were 13.8 million shares of the Company’s common stock outstanding. The distribution relating to the stock split was made on October 1, 2007. All share and per share data have been retroactively adjusted for all periods presented to reflect this change in capital structure.
The following dilutive securities were not included in the diluted earnings per share calculations as at September 30, 2007 and 2006 because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

	September 30,
(in thousands)	2007	2006
Common stock options	2,526	2,016
Common stock warrants	1,139	1,458
Convertible note	—	150
Voting convertible series A preferred stock	—	351

Potentially dilutive securities outstanding	3,665	3,975

Comprehensive Loss
The components of other comprehensive loss for the three and six months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(10,882)	$(8,120)	$(16,295)	$(14,305)
Translation adjustment	(11)	222	38	482

Total comprehensive loss	$(10,893)	$(7,898)	$(16,257)	$(13,823)

Income Taxes
Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). As part of the adoption, a previously recorded liability for accrued tax expense assumed as part of the acquisition of Cogenics (formerly Genaissance Pharmaceuticals, Inc.) was reversed. The reduction in the liability of $1.6 million was recorded as a reduction in the goodwill (See Note 5).
As of April 1, 2007, the Company had no unrecognized tax benefits.
The Company’s tax returns for the years ended 2004 through 2007 are currently subject to audit by the Internal Revenue Service as well as various states and also by countries in which it operates. As of April 1, 2007 and September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company will account for interest and penalties related to uncertain tax positions as part of its federal and state income taxes expenses.
Reclassifications
The Company has reclassified the following amounts to (from) the following classifications to conform to current year presentation:

	Three Months Ended	Six Months Ended
(in thousands)	September 30, 2006	September 30, 2006
Cost of revenue	$110	$257
Sales and marketing	37	85
Research and development	24	47
General and administrative	(171)	(389)
Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company is evaluating the impact of SFAS No. 157 on the consolidated financial statements, which will become effective for the Company on April 1, 2008.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company is evaluating the impact of SFAS No. 159 on the consolidated financial statements, which will become effective for the Company on April 1, 2008.
In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (EITF No. 07-3). EITF No. 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF No. 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of EITF No. 07-3 on its financial statements but does not expect the adoption of EITF No. 07-3 to have a material effect on the Company’s financial position or results of operations.
(3) Business Combinations
Epidauros Biotechnologie AG
On August 23, 2007, the Company acquired all the outstanding capital stock of Epidauros Biotechnologie AG (Epidauros) based in Bernried, Germany, in an all-cash acquisition for 8.75 million Euros, or $11.9 million. In the transaction, the Company acquired Epidauros’s operations in Germany and a significant intellectual property portfolio that includes biomarkers in genes relating to prominent drug transporters and important cytochrome P450 drug metabolizing genes. Management believes that the biomarkers acquired will complement the Company’s existing biomarker portfolio, resulting in significant goodwill from this transaction.
The cost of the transaction is comprised of the following:

(in thousands)
Cash	$11,883
Transaction costs	354
Less: cash acquired	(223)

$12,014

The purchase price has been preliminarily allocated to the tangible and identifiable intangible assets of Epidauros acquired and liabilities assumed based on the fair values on the acquisition date as follows:

Preliminary Purchase Price Allocation (in thousands)
Accounts receivable	$198
Inventories	69
Other current assets	369
Equipment	143
Intangible assets — Completed Technology (8 year life)	3,965
Accounts payable	(148)
Bank note	(1,390)
Accrued expenses and other current liabilities	(884)
Deferred revenue	(669)
Goodwill	10,361

Total purchase price	$12,014

The Company has not finalized the purchase price allocation and is awaiting additional information to conclude on the fair values of the intangible assets, deferred revenue and income taxes.
Goodwill arising from this acquisition is not deductible for tax purposes.
The results of operations of Epidauros have been included in the accompanying financial statements since the date of acquisition. The results of operations of Epidauros are not significant to the Company’s consolidated financial statements.
(4) Discontinued Operations
As part of its decision to focus on Molecular Services, the Company sold Vital Diagnostics in November 2006, CDSS in June 2007, Vital Scientific in October 2007, and Electa Lab in November 2007. Accordingly, these operating units have been presented in the condensed consolidated financial statements as discontinued operations and the results of operations, financial position and cash flows are separately reported for all periods presented. These entities previously comprised the Company’s Physician’s Office Laboratories (POL) and Clinics and Small Hospitals segments and no longer fit with the Company’s strategic direction. The capital resources derived from the sale of these businesses will be allocated to investments and growth opportunities to increase the Company’s presence in the pharmacogenomics and molecular services markets.
Vital Diagnostics
The Company sold Vital Diagnostics, a distributor focused on selling scientific instrumentation, equipment and reagents in Australia and New Zealand, on November 13, 2006 for net proceeds of $1.0 million. The buyer was funded by Adrian Tennyenhuis, Vital Diagnostic’s general manager and holder of a 7.5% minority interest, and New River Management IV, LP (NRM), an affiliate of Third Security, which is funded and controlled by Third Security,

LLC, which is controlled by Randal J. Kirk, the Company’s Chairman of the Board. The Company recorded a loss on disposal of approximately $188,000, net of taxes, in connection with the sale in the second quarter of the fiscal year ended March 31, 2007.
CDSS
The Company sold CDSS, a seller of scientific instrumentation, equipment and reagents, and lab management and consulting services, on June 18, 2007 to Vital Diagnostics Holding Corp. (VDHC), which is funded and controlled by NRM, for proceeds at closing of approximately $7.0 million. During the fourth quarter of fiscal 2007, the Company recorded a loss of approximately $7.0 million to adjust the net assets of CDSS to fair value. An additional loss of $10,000 was recognized in the quarter ended June 30, 2007. The Stock Purchase Agreement included a provision to adjust the purchase price based on the final closing balance sheet. Based on the final closing balance sheet, an additional loss of $625,000 was recognized in the quarter ending September 30, 2007.
Vital Scientific
During the third quarter of fiscal 2008, the Board of Directors accepted an offer from the ELITech Group, an unrelated third-party, to sell Vital Scientific, a manufacturer and distributor of clinical laboratory instrumentation and related assays, for total expected proceeds of approximately $19.5 million. The transaction closed on October 25, 2007. A gain of approximately $7.5 million is expected to be realized from the sale, which will be recorded in the third quarter of fiscal 2008.
Electa Lab
During the third quarter of fiscal 2008, the Board of Directors accepted an offer to sell Electa Lab, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to Vital Diagnostics B.V. (VDBV), which is funded and controlled by NRM, for $2.5 million. The transaction closed on November 14, 2007. During the quarter ending September 30, 2007, the Company recorded a loss of approximately $500,000 to adjust the net assets of Electa Lab to fair value.
Summarized statement of operations data for CDSS, Vital Diagnostics, Vital Scientific and Electa Lab is set forth below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Discontinued Operations:

Revenues	$7,019	$12,924	$19,000	$28,539

Income from discontinued operations before disposal:
Income before taxes	228	421	3,473	1,462
Provision for income taxes	(190)	(211)	(1,115)	(713)

Income from discontinued operations, net of taxes	38	210	2,358	749

Disposal:
Loss on disposal before taxes	(1,125)	(221)	(1,135)	(221)
Income tax benefit	—	68	—	68

Loss on disposal, net of taxes	(1,125)	(153)	(1,135)	(153)

Income (loss) from discontinued operations, net of taxes	$(1,087)	$57	$1,223	$596

Income before taxes for the six months ended September 30, 2007, includes $2.8 million from the settlement of a breach of contract law suit filed against a third-party.

Summarized balance sheet information for discontinued operations is set forth below:

	September 30,	March 31,
(in thousands)	2007	2007
Cash and cash equivalents	$6,437	$3,990
Accounts receivable, net	5,049	9,559
Inventory, net	7,251	12,003
Prepaid expenses and other current assets	975	770
Property, plant and equipment, net	1,456	3,386
Goodwill	653	1,153
Intangible assets, net	754	906
Other assets	3	282

Assets of discontinued operations	$22,578	$32,049

Revolving credit facility	$—	$3,970
Current portion of capital leases and long-term debt	26	519
Accounts payable	4,248	4,917
Other accrued expenses	2,483	3,566
Customer advances	97	1,235
Other current liabilities	1,784	727
Capital leases and long-term debt, net of current portion	103	922
Other long-term liabilities	269	406

Liabilities of discontinued operations	$9,010	$16,262

(5) Goodwill and Intangible Assets
Goodwill balances are as follows:

(in thousands)
Balance at March 31, 2007	$18,973
Adjustments:
Cogenics	(1,593)
Acquisitions:
Epidauros (See Note 3)	10,361

Balance at September 30, 2007	$27,741

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). As part of the adoption, a previously recorded liability for accrued tax expense assumed as part of the acquisition of Cogenics (formerly Genaissance Pharmaceuticals, Inc.) was reversed. The reduction in the liability of $1.6 million was recorded as a reduction in the goodwill.
The intangible assets balances are as follows:

	September 30,	March 31,
(in thousands)	2007	2007
Purchased intangibles:
Completed technology	$13,175	$9,210
Customer relationships	10,800	10,800
Other	570	570

	24,545	20,580
Less: accumulated amortization	(11,781)	(8,854)

Purchased intangibles, net	12,764	11,726

Capitalized software	96	96
Less: accumulated amortization	(78)	(66)

Capitalized software, net	18	30

Intangible assets, net	$12,782	$11,756

(6) Equity
On June 5, 2007, the holders of the Company’s Series A Preferred Stock converted 60,000 of the 184,070 preferred shares into 90,000 shares of the Company’s common stock. On July 17, 2007, the holder of the Series A Preferred Stock converted the remaining 124,070 shares of preferred stock into 186,105 shares of the Company’s common stock.
On June 18, 2007, the Company authorized shares of common stock were increased from 14,000,000 to 60,000,000.
On July 23, 2007, the Company sold 4.5 million shares of its common stock in an underwritten public offering for net proceeds of $62.1 million. On July 26, 2007, the underwriters exercised their over-allotment option to purchase an additional 675,000 shares of the Company’s common stock for net proceeds of $9.3 million.
On September 10, 2007, the holders of a convertible note with an outstanding balance of approximately $2.3 million elected to convert the note into 140,215 shares of the Company’s common stock, based on a conversion price of $16.67 per share.
During the three months ended September 30, 2007, the Company issued 94,230 shares of the Company’s common stock upon the exercise of stock options and warrants for proceeds of approximately $1.2 million.
(7) Related Party Transactions
The Company sold CDSS on June 18, 2007 to VDHC for proceeds at closing of approximately $7.0 million. During the fourth quarter of fiscal 2007, the Company recorded a loss of approximately $7.0 million to adjust the net assets of CDSS to fair value. An additional loss of $10,000 was recognized in the quarter ended June 30, 2007. The Stock Purchase Agreement included a provision to adjust the purchase price based on the final closing balance sheet. Based on the final closing balance sheet, an additional loss of $625,000 was recognized in the quarter ending September 30, 2007.
On July 23, 2007, the Company sold approximately 3.4 million shares of its common stock to an affiliate of Mr. Kirk as part of the public offering. After this transaction, Mr. Kirk owned approximately 46.0% of the outstanding common stock of the Company.
The Company sold Electa Lab to VDBV for $2.5 million. The transaction closed on November 14, 2007. During the quarter ending September 30, 2007, the Company recorded a loss of approximately $500,000 to adjust the net assets of Electa Lab to fair value.
(8) Segment Information
The Company manages its business in the following reporting segments: Molecular Services and All Other. All Other includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to operating segments.

Segment information for the three months ended September 30, 2007 and 2006 is as follows:

	Molecular	All
(in thousands)	Services	Other	Total
Revenues
2007	$9,071	$—	$9,071
2006	7,262	—	7,262

Cost of revenues and operating expenses
2007	16,932	2,683	19,615
2006	12,420	3,137	15,557

Interest income
2007	15	626	641
2006	10	131	141

Interest expense
2007	289	2	291
2006	166	25	191

Other income (expense), net
2007	83	486	569
2006	(95)	41	(54)

Income tax provision (benefit)
2007	116	54	170
2006	(233)	11	(222)

Net loss from continuing operations
2007	(8,168)	(1,627)	(9,795)
2006	(5,176)	(3,001)	(8,177)

Segment information for the six months ended September 30, 2007 and 2006 is as follows:

	Molecular	All
(in thousands)	Services	Other	Total
Revenues
2007	$15,698	$—	$15,698
2006	16,464	—	16,464

Cost of revenues and operating expenses
2007	29,512	4,432	33,944
2006	26,960	4,543	31,503

Interest income
2007	28	683	711
2006	52	175	227

Interest expense
2007	354	3	357
2006	278	40	318

Other income (expense), net
2007	86	475	561
2006	(35)	33	(2)

Income tax provision (benefit)
2007	116	71	187
2006	(257)	26	(231)

Net loss from continuing operations
2007	(14,170)	(3,348)	(17,518)
2006	(10,500)	(4,401)	(14,901)
Revenue by geographic area for the three and six months ended September 30, 2007 and 2006 is as follows:

	North
(in thousands)	America	Europe	All Other	Total
Three Months Ended September 30,
2007	$6,360	$1,890	$821	$9,071
2006	6,114	1,141	7	7,262

Six Months Ended September 30,
2007	$10,698	$4,156	$844	$15,698
2006	13,507	2,949	8	16,464
As a result of the Company’ recent divestitures and acquisition, management will be evaluating its current reportable segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward — Looking Statements and Risk Factors
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and in Item 1A, Part II, of this report.
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
Overview
Our business activities are reported in the following reporting segments: (i) Molecular Services, which is comprised of the operations of PGxHealth, Cogenics, Lark, Genome Express, Icoria and Epidauros; and (ii) All Other, which includes corporate-related items and income and expense not allocated to reportable segments.
As a result of the integration and re-branding into PGxHealth and Cogenics of the operations we acquired from Genaissance Pharmaceuticals, Inc., Icoria and Genome Express, and with the addition of Epidauros, we believe we are now a worldwide leader in providing genomics services and developing new predictive tests and targeted therapeutics from our growing portfolio of proprietary genetic biomarkers. We are utilizing pharmacogenomics to develop biomarker based tests and diagnostics and more efficacious therapeutics by finding genetic markers to guide drug development and utilization. We successfully completed our initial pivotal Phase III clinical trial for Vilazodone, our therapeutic drug candidate for the treatment of depression and expect to enter confirmatory Phase III trials and safety studies in the fourth quarter of fiscal 2008.
PGxHealth provides proprietary predictive tests and targeted therapeutics guided by genetic biomarkers. We believe that advances in biomarker identification and advancement in the field of pharmacogenomics, laboratory practices and platforms and the evolution of practice in the field of medicine set the stage for the use of genetic markers and related pharmacogenetic tests to determine which individuals will experience optimal benefit from specific therapies. This approach may result in better clinical outcomes while at the same time lead to reductions in the total cost of care. Our ultimate objective is to facilitate market introduction and broad adoption of the proprietary tests provided by PGxHealth. We currently provide six tests to the market including: the FAMILION® tests associated with various cardiac channelopathies, including Long QT Syndrome, Brugada Syndrome and Catecholaminergic Polymorphic Ventricular Tachycardia mutations and our PGxPredictTM tests for warfarin, clozapine, and rituximab, and we receive royalties for the sublicense of our intellectual property for thiopurine S-methyltransferase. We continue to apply our efforts and expertise to the development of new pharmacogenetic tests that predict drug response, focusing in particular in the areas of the central nervous system/psychiatry, cardiology and oncology. We expect to continue to improve on these tests where possible and launch additional tests in the future. With a portion of the proceeds we received from the public offering we completed in July 2007, we expect to acquire complementary intellectual property, enhance infrastructure to reduce the cost and increase lab capacity relating to delivery of these tests, build a sales and marketing force to increase adoption of these products, develop and commercialize new products, and enhance reimbursement for the tests, among other related investments.

Vilazodone, our drug candidate for the treatment of depression, is both an SSRI and a 5HT1A partial agonist, thus providing a dual mechanism of action while combining in one molecule the current first-line and a second-line therapy for depression. In February 2006, we initiated a Phase III pivotal clinical trial of Vilazodone for the treatment of Major Depressive Disorder. The trial, which patient enrollment was completed in March 2007, was designed to determine the efficacy of Vilazodone and to apply our expertise in pharmacogenetics to identify biomarkers for a companion genetic test for Vilazodone response. Positive results of this clinical trial were released in September 2007. The drug met both its primary and secondary endpoints. In addition, proprietary biomarkers of response for Vilazodone where identified. At least one long-term safety study and one additional pivotal study will be required prior to filing a New Drug Application (NDA) with the United States Food and Drug Administration, which could be accomplished as early as the end of calendar year 2009. With success, Vilazodone would be an important proof of concept for us and an early example of a drug launched with the use of a companion pharmacogenetic test, and the first in its therapeutic area to target a segment of a population where response would be greater than in the total population.
Funding the continued development of Vilazodone is another challenge that we face in our Molecular Services segment. With the financing activities, the Company is better positioned to continue forward with clinical development of Vilazodone, but we currently do not have the cash reserves or the cash flow from other sources to fund such development through to NDA submission. In order to successfully commercialize this drug candidate, we will be required to either partner with a third party that has sufficient resources or raise additional capital through the sale of our equity and debt securities. Establishing a partnership with another company could have an impact on the future total economics we can expect to receive from Vilazodone if we have to share a portion of the economic interest with a development partner and Merck KGaA, the licensor of Vilazodone. Additionally, the sale of our equity and debt securities could serve to dilute our stockholders.
Our genomics services are marketed to the pharmaceutical, biotechnology, clinical, academic, government and agricultural marketplaces through Cogenics and Epidauros. We believe that Cogenics has earned a reputation as a leading provider of genomics services in the United States, Europe and with certain global clients. This reputation has allowed Cogenics to obtain key contracts with major pharmaceutical and biotechnology companies and academic institutions throughout the world. Our offerings are focused globally on enabling pharmaceutical, biotechnology, academic, agricultural and other customers to derive and study genetic data from biological sources. We have developed a robust set of services, know-how and informatics capabilities that enable our customers to identify genes and genetic variation, and to understand gene expression and function in plants, animals, humans and lower organisms. Cogenics and Epidauros provide the widest range of services in the genomics outsourcing industry and includes a broad portfolio of DNA and RNA services. Our experience includes completing more than 900 clinical trial projects for most of the top 20 pharmaceutical companies in the world.
We employ a field sales force in the U.S. and Europe to proactively sell our services. In addition, Cogenics markets our offerings globally through our website which includes an e-commerce portal for DNA sequencing. We are positioned to accept biological samples from customers located anywhere in the world with access to commercial shipping services, and we routinely deliver our products of data, analysis and interpretation through electronic communication channels. In this way, we have coordinated hundreds of multi-site and multinational clinical trial genotyping studies.
The Company’s future success in genomic services will depend in large part on maintaining a competitive position in the genomics field, one which has undergone, and is expected to continue to undergo, rapid and significant change. Competition in the pharmacogenomics and genomic services market is intense and includes much larger and better financed pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the U.S. and abroad. DNA sequencing services, in particular, are under pricing pressure and new technologies are rapidly bringing the cost of sequencing services down and contacting margins. Our future success in this highly competitive market depends on our ability to (i) demonstrate that our recently acquired technology platforms, know-how and informatics technologies and capabilities are superior to those of our competitors and (ii) advance our technologies and genetic testing franchises. In addition, we must continue to contain costs and move toward profitability while growing revenues wherever possible and continue to build long-term relationships with global and regional clients.

Financial Operations Overview
     Revenue. The most significant portion of our revenue is from services related to fee-for-service arrangements or diagnostic and genetic test deliveries. Revenue for fee-for-service arrangements is recognized upon the later of service delivery or, if applicable, customer acceptance. We maintain relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.
     Cost of Revenue. Cost of service revenues consist primarily of salaries and related expenses for personnel, including stock-based compensation expense, laboratory expenses, depreciation, travel and facilities expenses, including rent, utilities and other facilities costs.
     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries, commissions and other related personnel costs, including stock-based compensation expense. Other costs primarily include advertising and promotion expenses, direct mailings, trade shows, facility costs and travel and related expenses.
     Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of contract manufacturing, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to in-license technologies to support current development efforts. We expense research and development costs as incurred.
     General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expense, in our executive, finance, accounting, information technology and human resource functions. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services, including patent-related expenses.
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations. Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of foreign currency gains (losses).
     Changes in Foreign Currency Rates. A portion of our balance sheet is denominated in Euros and British Pounds, the functional currency of our French, German and United Kingdom operations. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions are included in other income (expense). The Euro strengthened against the U.S. dollar by 2.1% during fiscal 2008 from the prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, allowances for doubtful accounts, inventory, intangibles, goodwill, accrued expenses and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended September 30, 2007. We have determined that the following change to our critical accounting policies was necessary since the end of the immediately preceeding fiscal year:
     Income Taxes and Deferred Taxes. Effective April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
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
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenue. Revenue increased $1.8 million, or 25%, to $9.1 million for the three months ended September 30, 2007 from $7.3 million for the three months ended September 30, 2006. Cogenics revenue increased $1.4 million, or 22%, to $7.7 million for the three months ended September 30, 2007 from $6.3 million for the three months ended September 30, 2006. The increase in Cogenics revenue was due to an overall improvement within Cogenics’ core service lines compared to the prior year. Cogenics revenue for the three months ended September 30, 2007 and 2006 includes $1.8 million and $1.9 million, respectively, of grant revenue from Icoria’s agricultural product line, which is expected to end in December 2007. PGxHealth revenue during the three month period ended September 30, 2007 increased approximately 17% to $1.1 million from $968,000 for the same period a year ago. The development of a new commercial sales and marketing team had minimal impact on PGxHealth revenue for the three months ended September 30, 2007 due to the timing of the new hires and their required training. As a result of the acquisition of Epidauros, we recorded revenue of $253,000 for the period starting August 23, 2007 (date of acquisition) through September 30, 2007.
     Gross Profit. Gross profit margin was 19% for the three months ended September 30, 2007 as compared to 34% for the three months ended September 30, 2006. The decline was due to lower margins on our gene sequencing services for the three months ended September 30, 2007. We are currently upgrading our technology platforms and laboratory information systems to improve our competitiveness in these lower margin services.
     Sales and Marketing Expense. Sales and marketing expenses increased $1.2 million, or 119%, to $2.3 million for the three months ended September 30, 2007 from $1.0 million for the three months ended September 30, 2006. The increase was primarily due to the development of a new sales and marketing function within PGxHealth, with the hiring of a new sales force and senior level sales and marketing management, and increases in wages at Cogenics. We expect to continue to expand our PGxHealth sales force. In addition, stock-based compensation expense charged to sales and marketing expense increased $183,000 for the three months ended September 30, 2007 to $199,000 from $16,000 for the three months ended September 30, 2006.
     Research and Development Expense. Research and development expenses decreased $309,000, or 9%, to $2.9 million for the three months ended September 30, 2007 from $3.2 million for the three months ended

September 30, 2006. This decrease is directly related to the $302,000 charge recorded during the three months ended September 30, 2006 in connection with the equity payment made to Merck KGaA upon the achievement of a Vilazodone development milestone. With the successful completion of our Vilazodone Phase III pivotal clinical trials, we expect our ongoing research and development costs to increase significantly as we begin Phase III confirmatory and safety trials.
     General and Administrative Expense. General and administrative expenses increased $576,000, or 9%, to $7.1 million for the three months ended September 30, 2007, from $6.5 million for the three months ended September 30, 2006. The increase was primarily associated with the increase in stock-based compensation expense charged to general and administrative expense for the three months ended September 30, 2007 of $1.7 million compared to $885,000 for the three months ended September 30, 2006 as well as costs incurred by Epidauros of $289,000 for the period starting August 23, 2007 (date of acquisition) through September 30, 2007. These increases were partially offset by savings associated with the restructuring activities taken in the prior year.
     Interest and Other Income (Expense), Net. Interest expense increased $100,000 to $291,000 for the three months ended September 30, 2007 from $191,000 for the three months ended September 30, 2006. As a result of the conversion of the note in September 2007, the Company recognized an additional $91,000 of interest expense related to the unamortized discount on the note at the conversion date. Interest income increased $500,000 to $641,000 for the three months ended September 30, 2007 from $141,000 for the three months ended September 30, 2006. As a result of the publlic offfering completed in July 2007 for net proceeds of approximately $71.4 million, the Company is investing its cash not required to fund current operations in interest bearing assets. Other income (expense), net increased $623,000 to $569,000 for the three months ended September 30, 2007 from a net expense of $54,000 for the three months ended September 30, 2006.
     Provision for Income Taxes. We incurred a loss for the three months ended September 30, 2007 and recorded a tax provision of approximately $170,000 compared to the benefit recorded for the three months ended September 30, 2006 of $222,000. The tax provisions are related to the profitable operations overseas. We are not able to recognize a tax benefit for net operating losses sustained in the U.S. because it is uncertain we will be able to utilize these losses in the foreseeable future.
Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006
     Revenue. Revenue decreased $766,000, or 5%, to $15.7 million for the six months ended September 30, 2007 from $16.5 million for the six months ended September 30, 2006. Cogenics revenue decreased $1.2 million, or 8%, to $13.4 million for the six months ended September 30, 2007 from $14.6 million for the six months ended September 30, 2006. The decrease in Cogenics revenue was directly due to a reduction in Icoria’s grant revenue of $2.3 million, or 44%, from $5.2 million to $2.9 million as a result of the wind down of Icoria’s agricultural product line, which is expected to end in December 2007, partially offset by an overall improvement within Cogenics’ core service lines compared to the prior year. PGxHealth revenue during the six month period ended September 30, 2007 increased approximately 11% to $2.1 million from $1.9 million for the same period a year ago. The development of a new commercial sales and marketing team had minimal impact on PGxHealth revenue for the six months ended September 30, 2007 due to the timing of the new hires and their required training. As a result of the acquisition of Epidauros, we recorded revenue of $253,000 for the period starting August 23, 2007 (date of acquisition) through September 30, 2007.
     Gross Profit. Gross profit margin was 20% for the six months ended September 30, 2007 as compared to 39% for the six months ended September 30, 2006. The decline was due to lower margins on our gene sequencing services for the six months ended September 30, 2007. We are currently upgrading our technology platforms and laboratory information systems to improve our competitiveness in these lower margin services.
     Sales and Marketing Expense. Sales and marketing expenses increased $1.7 million, or 72%, to $4.1 million for the six months ended September 30, 2007 from $2.4 million for the six months ended September 30, 2006. The increase was due primarily to the development of a new sales and marketing function within PGxHealth, including the hiring of a new sales force and senior level sales and marketing management, and increases in wages at Cogenics. We expect to continue to expand our PGxHealth sales force. In addition, stock-based compensation expense charged to sales and marketing expense increased $322,000 for the six months ended September 30, 2007 to $338,000 from $16,000 for the six months ended September 30, 2006.
     Research and Development Expense. Research and development expenses decreased $1.0 million, or 18%, to $4.8 million for the six months ended September 30, 2007 from $5.8 million for the six months ended September 30, 2006. This decrease is partially related to the $302,000 charge recorded during the six months ended September

30, 2006 in connection with the equity payment made to Merck KGaA upon the achievement of a Vilazondone development milestone. The remaining decrease was primarily associated with the completion of our Vilazodone Phase III pivotal clinical trial and its related expense. Expenses related to genetic biomarker development programs have been ongoing. With the successful completion of our Vilazodone Phase III pivotal clinical trials, we expect our ongoing research and development costs to increase significantly as we begin Phase III confirmatory and safety trials.
     General and Administrative Expense. General and administrative expenses decreased $793,000, or 6%, to $12.5 million for the six months ended September 30, 2007 from $13.3 million for the six months ended September 30, 2006. The decrease was primarily within the Molecular Services segment, where expenses decreased $986,000, or 11%, to $7.8 million for the six months ended September 30, 2007 from $8.8 million for the six months ended September 30, 2006 as savings associated with restructuring actions taken in the prior year and a reduction in the allowance for uncollectible accounts of approximately $700,000 were realized. These favorable variances were partially offset by costs incurred by Epidauros of $289,000 for the period starting August 23, 2007 (date of acquisition) through September 30, 2007.General and administrative expenses for All Other segment decreased slightly from $4.5 million for the six months ended September 30, 2006 to $4.4 million for the six months ended September 30, 2007.
     Interest and Other Income (Expense), Net. Interest expense increased $39,000 to $357,000 for the six months ended September 30, 2007 from $318,000 for the six months ended September 30, 2006. As a result of the conversion of the note in September 2007, the Company recognized an additional $91,000 of interest expense related to the unamortized discount on the note at the conversion date. Interest income increased $484,000 to $711,000 for the six months ended September 30, 2007 from $227,000 for the six months ended September 30, 2006. As a result of the public offering completed in July 2007 for net proceeds of approximately $71.4 million, the Company is investing its cash not required to fund current operations in interest bearing assets. Other income (expense), net increased $563,000 to $561,000 for the six months ended September 30, 2007 from a net expense of $2,000 for the three months ended September 30, 2006.
     Provision for Income Taxes. We incurred a loss for the six months ended September 30, 2007 and recorded a tax provision of approximately $187,000 compared to the benefit recorded for the six months ended September 30, 2006 of $231,000. The tax provisions are related to the profitable operations overseas. We are not able to recognize a tax benefit for net operating losses sustained in the U.S. because it is uncertain we will be able to utilize these losses in the foreseeable future.
Liquidity and Capital Resources
We had cash, cash equivalents and marketable securities of approximately $61.1 million at September 30, 2007. We generated net cash flow of $36.0 million during the six months ended September 30, 2007 as compared to $9.6 million in the same period last year. The higher net cash flow in the current year was due to the issuance of common stock and the sale of CDSS partially offset by our operating losses, debt repayments, purchases of equipment, and the acquisition of Epidauros.
In November 2007, we sold Electa Lab for $2.5 million.
In October 2007, we sold Vital Scientific for $15.0 million. In addition, we received $4.2 million from Vital Scientific prior to the sale in the form of a dividend and loan repayment resulting in total initial proceeds from the sale of Vital Scientific of $19.2 million. Under the terms of the sale, the Company expects to receive an additional $300,000 from the buyers based on the final closing balance sheet.
In August 2007, we acquired Epidauros for approximately $11.9 million in cash.
In July 2007, we sold approximately 5.2 million shares of our common stock for net proceeds of $71.4 million.
In June 2007, we sold CDSS for $7.0 million. Based on the final balance sheet, the purchase price was reduced by $1.0 million. This amount was remitted to the buyer in November 2007.
In June 2007, we received $2.8 million from the settlement of a breach of contract law suit filed against a third-party.
Our long-term debt obligations at September 30, 2007 and March 31, 2007 were as follows:

	September	March 31,
(in thousands)	30, 2007	2007
Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of Cogenics leasehold improvements	$2,819	$3,033
Convertible note payable, bearing interest at 10.75% at March 31, 2007 with maturity on October 19, 2010; secured by all of Icoria’s assets	—	2,570
Advances from French government under a program to stimulate national innovation, with maturities between September 2007 and September 2008	1,190	1,123
Euro note payable, bearing interest at 6.85%, with maturity on December 2007 and monthly payments of $25	233	—
Euro note payable, bearing interest at 6.95%, with maturity on June 2009 and semi-annual payments of $308 beginning in December 2007	1,159	—
Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	—	166
Other note payable	—	18

	5,401	6,910
Less: current portion	(1,440)	(1,404)

	$3,961	$5,506

Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.
Capital expenditures totaled $995,000 and $221,000 for the six months ended September 30, 2007 and 2006, respectively. During fiscal 2008, we expect to make annual capital expenditures of approximately $3.1 million primarily to introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems. We expect to use our available cash and capital leases to fund these expenditures.
Our sources of cash as of September 30, 2007 include our cash, cash equivalents and marketable securities balance of approximately $61.1 million, divestiture of non-core assets, and possible future equity and/or debt financings. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development and potential strategic acquisitions.
We believe that our cash and cash availability will be sufficient to fund our operations for at least the coming eighteen months. It is anticipated that the total remaining cash required to commercialize Vilazodone will be between $75-$85 million which may require us to consider additional funding in the future. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, the Company may be required to reduce the scope and timing of the planned Vilazodone commercial launch, which could harm our financial condition and operating results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other.
Interest Rate Risk
We use a combination of fixed rate term loans and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk.
Foreign Exchange

The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, assets, liabilities and retained earnings, all of which are expressed in U.S. dollars.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of September 30, 2007 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
In response to the identification of the ineffective controls at the Icoria division as of March 31, 2007, the Company has improved and implemented additional controls surrounding the reconciliation of accounts and management’s review of account reconciliations within its Icoria division. In addition, management has improved the internal controls surrounding the review of accounting judgments and estimates. As a result, management believes it has completed its remediation efforts with respect to these deficiencies. No additional changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1A. RISK FACTORS
Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2007, which was filed with the Securities and Exchange Commission on June 19, 2007, contains numerous risk factors relating to our business and operations and ownership of common stock. We have updated our Risk Factors since June 19, 2007 to include the following matters. Investors should carefully consider the Risk Factors discussed in our Annual Report on Form 10-K for the year ended March 31, 2007 as well as the following two matters, among others, relating to Clinical Data.
Risk factors relating to our business and operations
We have received a going concern opinion from our independent registered public accounting firm.
Our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007 have been prepared with the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated June 18, 2007 that included an explanatory paragraph stating that our accumulated deficit, negative cash flows from operations and the expectation that we will continue to incur losses in the foreseeable future, raise substantial doubt about our ability to continue as a going concern. In July 2007, we completed an underwritten public offering resulting in net proceeds of $71.4 million.
Our ownership is concentrated among a small number of stockholders.
Our ownership is concentrated among a small number of stockholders, including Randal J. Kirk, our Chairman, and his affiliates. Mr. Kirk and his affiliates hold approximately 45.1% of our outstanding common stock as of November 6, 2007, and are thus able to exert substantial control over various corporate matters including approvals of mergers, sales of assets, issuance of capital stock and similar transactions.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
a)	The Company’s annual meeting of stockholders was held on September 25, 2007.

b)	The following matters were voted on at the annual meeting:
1. The stockholders elected all of management’s nominees for election as Directors. The results of the vote taken were as follows:

Directors:	For	Withheld

Randal J. Kirk	12,448,943	98,471
Andrew J. Fromkin	12,448,740	98,674
Larry D. Horner	12,439,413	108,001
Arthur B. Malman	12,434,151	113,263
Burton E. Sobel, M.D.	12,448,200	99,214
Richard J. Wallace	12,449,095	98,319
2.	The stockholders ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending March 31, 2008. The results of the vote taken were as follows:

For:	12,456,547
Against:	89,449
Abstain:	1,419
The proposal was approved by a majority of the outstanding shares.

ITEM 6. EXHIBITS
See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

CLINICAL DATA, INC.

/s/ Andrew J. Fromkin
Dated: November 14, 2007	Andrew J. Fromkin
President and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Evan Ballantyne

Dated: November 14, 2007	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Elimination of the Series A Nonvoting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 7, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 11, 2005, and incorporated herein by reference.

3.4	Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on June 18, 2007. Filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, as field with the Commission on Auguest 14, 2007 and incorporated herein by reference.

3.7	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Series A Preferred Stock Certificate. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 29, 2006, and incorporated herein by reference.

10.1	Amended and Restated 2005 Equity Incentive Plan. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.