Form 10-Q
period 2007-12-31
CLINICAL DATA INC
filed 2008-02-14
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
YES ☑    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☑                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
The number of shares outstanding of the registrant’s common stock as of February 6, 2008 was 21,148,549.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
(In thousands, except share amounts)	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$61,728	$14,071
Marketable securities	15,175	—
Accounts receivable, net	6,907	5,501
Inventories	1,041	1,095
Prepaid expenses and other current assets	1,709	2,004
Assets of discontinued operations	—	22,332

Total current assets	86,560	45,003

Property, plant and equipment, net	7,355	5,311
Goodwill	29,837	18,973
Intangible assets, net	12,357	11,756
Other assets, net	1,109	720
Assets of discontinued operations	—	5,727

TOTAL ASSETS	$137,218	$87,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,237	$1,404
Current portion of capital leases	496	148
Accounts payable	5,532	3,586
Accrued expenses	4,988	5,451
Customer advances and deferred revenue	2,123	1,686
Other current liabilities	696	776
Liabilities of discontinued operations	—	14,934

Total current liabilities	15,072	27,985

Long-Term Liabilities:
Long-term debt, net of current portion	3,543	5,506
Capital lease obligations, net of current portion	1,007	171
Other long-term liabilities	122	1,780
Liabilities of discontinued operations	—	1,328

Total long-term liabilities	4,672	8,785

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized; 484,070 designated Series A voting, convertible preferred stock, -0- and 184,070 shares issued and outstanding at December 31, 2007 and March 31, 2007	—	2
Common stock, $.01 par value, 60,000,000 shares authorized; 21,120,000 and 15,033,000 shares issued at December 31, 2007 and March 31, 2007, respectively; 21,105,000 shares and 15,018,000 shares outstanding at December 31, 2007 and March 31, 2007, respectively	211	150
Additional paid-in capital	218,850	132,385
Accumulated deficit	(104,079)	(83,436)
Treasury stock, 15,000 shares at cost	(47)	(47)
Accumulated other comprehensive income	2,539	1,666

Total stockholders’ equity	117,474	50,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,218	$87,490

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenue	$10,509	$7,999	$26,207	$24,463
Cost of revenue	7,313	4,985	19,925	15,047

Gross profit	3,196	3,014	6,282	9,416

Operating expenses:
Sales and marketing	2,903	1,036	6,984	3,409
Research and development	7,754	3,737	12,522	9,529
General and administrative	7,025	5,073	19,508	18,349

Total operating expenses	17,682	9,846	39,014	31,287

Loss from operations	(14,486)	(6,832)	(32,732)	(21,871)
Interest expense	(76)	(146)	(433)	(464)
Interest income	683	104	1,394	331
Other (expense) income, net	(123)	831	438	829

Loss from continuing operations before taxes	(14,002)	(6,043)	(31,333)	(21,175)
Benefit from (provision for) income taxes	133	(201)	(54)	30

Loss from continuing operations	(13,869)	(6,244)	(31,387)	(21,145)
Income (loss) from discontinued operations, net of taxes	9,521	(28)	10,744	568

Net loss	$(4,348)	$(6,272)	$(20,643)	$(20,577)

(Loss) income per basic and diluted share:
Continuing operations	$(0.66)	$(0.43)	$(1.70)	$(1.52)
Discontinued operations	0.45	—	0.58	0.04

Net loss	$(0.21)	$(0.43)	$(1.12)	$(1.48)

Weighted average shares:
Basic and diluted	20,937	14,544	18,403	14,001
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 31,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(20,643)	$(20,577)
Income from discontinued operations	(10,744)	(568)

Net loss from continuing operations	(31,387)	(21,145)
Adjustments to reconcile net loss from continuing operations to net cash from continuing operations used in operating activities:
Depreciation and amortization	5,517	7,498
Allowance for bad debts	—	201
Stock-based compensation, including Merck license	8,704	4,987
Gain on sales of equipment	(119)	(844)
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,289)	960
Inventories	141	4
Prepaid expenses and other current assets	590	1,360
Other assets	(135)	477
Accounts payable and accrued liabilities	6	(4,660)
Customer advances and deferred revenue	(674)	113
Other liabilities	(155)	(558)

Cash used in continuing operations	(18,801)	(11,607)
Cash provided by discontinued operations	2,897	1,335

Net cash used in operating activities	(15,904)	(10,272)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of equipment	(2,033)	(550)
Proceeds from sales of equipment	123	1,097
Purchase of marketable securities	(15,175)	—
Cash used in business combinations, net of cash acquired	(11,994)	(399)

Cash (used in) provided by investing activities — continuing operations	(29,079)	148
Cash provided by investing activities — discontinued operations	22,553	669

Net cash (used in) provided by investing activities	(6,526)	817

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under other debt arrangements	—	312
Payment on debt and capital leases	(1,503)	(2,177)
Proceeds from the sale of common stock, net of transaction costs	71,364	16,623
Exercise of stock options and warrants	4,006	565

Cash provided by financing activities — continuing operations	73,867	15,323
Cash (used in) provided by financing activities — discontinued operations	(3,694)	535

Net cash provided by financing activities	70,173	15,858

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(86)	600

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,657	7,003

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,071	7,225

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,728	$14,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired through capital leases	$1,180	$279
Accrued acquisition costs	$20	—
Issuance of common stock upon note conversion	$2,337	—
Issuance of common stock to Merck	$3,620	$1,623
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED DECEMBER 31, 2007 AND 2006
(1) Operations and Basis of Presentation
Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts.
Under the PGxHealthTM brand name, the Company focuses on the development and commercialization of targeted therapeutics and predictive tests from its growing portfolio of proprietary genetic biomarkers with the objective of improving the efficacy and safety of drugs and to aid in the diagnosis and management of complex genetic diseases or syndromes. PGxHealth is seeking to gain marketing approval to commercialize its novel dual-serotonergic drug candidate, Vilazodone, along with a companion pharmacogenetic test for the treatment of depression. PGxHealth’s predictive tests are marketed to providers and third-party payers and are available through prescription by healthcare providers.
Under the CogenicsTM brand name and as Epidauros Biotechnologie A.G. (“Epidauros”) of Bernried, Germany, a wholly-owned subsidiary that the Company acquired on August 23, 2007 for $11.9 million in cash (see Note 3), the Company offers a wide range of genomic services which are marketed and provided to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in scientific investigations relating to human, animal and plant genomics. The Cogenics unit offers various services, performed on a wide variety of platforms, including sequencing, genotyping, gene expression and bio-banking that are offered to and utilized in both regulated and unregulated markets.
As part of its decision to focus on genomic services and products, the Company sold Vital Diagnostics Pty. (“Vital Diagnostics”) in November 2006, Clinical Data Sales & Service (“CDSS”) in June 2007, Vital Scientific B.V. (“Vital Scientific”) in October 2007, and Electa Lab s.r.l. (“Electa Lab”) in November 2007. Accordingly, these operating units have been presented in the condensed consolidated financial statements as discontinued operations. These transactions are described in more detail in Note 4 — Discontinued Operations.
At December 31, 2007, the Company had cash, cash equivalents and marketable securities totaling $76.9 million. The Company’s projected uses of cash include cash to fund operations, capital expenditures, continued research and product development, sales and marketing, existing debt service costs, and potential strategic acquisitions. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including the completion of an equity financing transaction in July 2007 for net proceeds of approximately $71.4 million and the divestiture of non-core assets. The Company believes that its cash and cash availability will be sufficient to fund its operations through fiscal 2009.
The Company anticipates that the total remaining cash required to file a New Drug Application (“NDA”) with the United States Food and Drug Administration (“FDA”) for Vilazodone will be between $70-80 million, which may require the Company to consider additional sources of capital in the future. These projections do not include any financial or other contributions to Vilazodone’s clinical development program from third parties including potential partnering opportunities with pharmaceutical or biotechnology companies. The sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all. If the Company is unable to obtain financing, the Company may be required to reduce the scope and delay the planned Vilazodone NDA filing, which could harm the Company’s financial condition and operating results.
The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
The notes and accompanying condensed consolidated financial statements are unaudited. The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Such adjustments consisted only of normal recurring items. The interim periods are not necessarily indicative of the results expected for the full year or any future period.
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.
(2) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financials statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
The majority of the Company’s current revenue is from services related to fee-for-service arrangements or diagnostic and genetic test deliveries. Revenue for fee-for-service arrangements is recognized upon the later of service delivery or, if applicable, customer acceptance. The Company maintains relationships with certain healthcare providers, as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.
Revenue is also derived from fees for licenses of intellectual property, commercial partnerships and government contracts and grants. Revenue from commercial contracts is generally related to service fees, milestone achievements and deliveries of molecular services data, diagnostic and genetic tests, and assays. Revenue from service fees and milestone achievements from commercial contracts is recognized based on the completed contract method. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenue. If revenue recognized exceeds payments received for each contract or grant, the excess revenue is recorded as accounts receivable. Revenue from government contracts and grants, which are typically cost plus arrangements, is recognized as related expenses are incurred over the term of each contract or grant.
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
Marketable Securities
At December 31, 2007, the Company held $15.2 million of auction rate securities. The Company’s investment in auction rate securities are variable-rate preferred shares in several closed-end mutual funds under one management investment company. These auction rate securities are backed by REITs within the following sectors: Insurance, Banking, Health Care, Electric, Finance, Office and Residential Apartments. These securities pay dividends and are tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company’s investment in these auction rate securities is classified as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at cost, which approximates fair value because of their variable interest rates, which typically reset every seven to 28 days. Despite the long-term nature of their stated contract maturities, the Company has the intent and ability to quickly liquidate these securities. The Company has no cumulative gross realized gains or losses from these investments. All income generated from these investments is recorded as interest income.
Inventories
Inventories consist primarily of supplies and are stated at the lower of cost (first-in, first-out) or market.

Equity-Based Compensation
The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period.
A summary of stock-based compensation included in the statement of operations is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Cost of revenues	$139	$52	$233	$54
Sales and marketing	254	23	592	40
Research and development	156	110	509	427
General and administrative	1,212	856	3,701	2,786
Loss from discontinued operations	—	41	49	85

Stock-based compensation	$1,761	$1,082	$5,084	$3,392

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
The following dilutive securities were not included in the diluted earnings per share calculations as at December 31, 2007 and 2006 because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

	December 31,
(in thousands)	2007	2006
Common stock options	2,533	2,084
Common stock warrants	1,011	1,469
Convertible note	—	134
Voting convertible series A preferred stock	—	351
Restricted common stock	—	48

Potentially dilutive securities outstanding	3,544	4,086

Comprehensive Loss
The components of other comprehensive loss for the three and nine months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net loss	$(4,348)	$(6,272)	$(20,643)	$(20,577)
Translation adjustment	2,262	783	2,300	1,034

Total comprehensive loss	$(2,086)	$(5,489)	$(18,343)	$(19,543)

As a result of the sale of Vital Scientific and ElectaLab, the Company recognized $1.4 million of accumulated other comprehensive income as of the sale date as a component of the net gain from the disposal of discontinued operations during the quarter ending December 31, 2007.
Income Taxes
Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). As part of the adoption, a previously recorded liability for accrued tax expense assumed as part of the acquisition of Cogenics (formerly Genaissance Pharmaceuticals, Inc.) was reversed. The reduction in the liability of $1.6 million was recorded as a reduction in the goodwill (see Note 5).
As of April 1, 2007, the Company had no unrecognized tax benefits.
The Company’s tax returns for the years ended 2004 through 2007 remain open to audit by the Internal Revenue Service as well as various states and also by countries in which it operates. As of April 1, 2007 and December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions. The Company will account for interest and penalties related to uncertain tax positions as part of its income tax expense.
Reclassifications
The Company has reclassified the following amounts to (from) the following classifications to conform to current year presentation:

	Three Months Ended	Nine Months Ended
(in thousands)	December 31, 2006	December 31, 2006
Cost of revenue	$49	$306
Sales and marketing	10	57
Research and development	17	102
General and administrative	(76)	(465)
Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Company is evaluating the impact of SFAS No. 157 on the consolidated financial statements, which will become effective for the Company on April 1, 2008.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company is evaluating the impact of SFAS No. 159 on the consolidated financial statements, which will become effective for the Company on April 1, 2008.
In July 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF No. 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed.

If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of EITF No. 07-3 on its consolidated financial statements.
In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF No. 07-1”). EITF No. 07-1 provides guidance regarding accounting for costs and revenues arising out of a collaborative arrangement to report costs incurred and revenue generated from transactions with third parties in the income statement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of EITF No. 07-1 on its consolidated financial statements.
In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Earlier adoption is prohibited. The Company is currently evaluating the effect of SFAS No. 141R on its consolidated financial statements.
(3) Business Combinations
Epidauros Biotechnologie AG
On August 23, 2007, the Company acquired all of the outstanding capital stock of Epidauros in an all-cash transaction for €8.75 million, or $11.9 million. In the transaction, the Company acquired Epidauros’s operations in Germany and an intellectual property portfolio that includes biomarkers in genes relating to prominent drug transporters and important cytochrome P450 drug metabolizing genes. Management believes that the biomarkers acquired will complement the Company’s existing biomarker portfolio, resulting in significant goodwill from this transaction.
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
(4) Discontinued Operations
As part of its decision to focus on the development and commercialization of targeted therapeutics and predictive tests from its growing portfolio of proprietary genetic biomarkers, the Company sold Vital Diagnostics in November 2006, CDSS in June 2007, Vital Scientific in October 2007, and Electa Lab in November 2007. Accordingly, these operating units have been presented in the condensed consolidated financial statements as discontinued operations and the results of operations, financial position and cash flows are separately reported for all periods presented. These entities previously comprised the Company’s Physician’s Office Laboratories and Clinics and Small Hospitals segments and were determined by the Company to no longer fit with its strategic direction. The capital resources derived from the sale of these businesses will be allocated to investments and growth opportunities to increase the Company’s presence in the pharmacogenomics and molecular services markets.
Vital Diagnostics
On November 13, 2006, the Company sold Vital Diagnostics, a distributor of scientific instrumentation, equipment and reagents in Australia and New Zealand for net proceeds of $1.0 million. The buyer was funded by Adrian Tennyenhuis, Vital Diagnostic’s general manager and holder of a 7.5% minority interest, and New River Management IV, LP (“NRM”), an affiliate of Third Security LLC, which is controlled by Randal J. Kirk, the Company’s Chairman. The Company recorded a loss on disposal of approximately $188,000, net of taxes, in connection with the sale in the second quarter of the fiscal year ended March 31, 2007.
CDSS
On June 18, 2007, the Company sold CDSS, a distributor of scientific instrumentation, equipment and reagents, and lab management and consulting services, to Vital Diagnostics Holding Corp. (“VDHC”), which is funded and controlled by NRM, for proceeds at closing of approximately $7.0 million. During the quarter ending March 31, 2007, the Company recorded a loss of approximately $7.0 million to adjust the net assets of CDSS to fair value. An additional loss of $10,000 was recognized in the quarter ending June 30, 2007. The Stock Purchase Agreement included a provision to adjust the purchase price based on the final closing balance sheet. Based on the final closing balance sheet and the costs of the transaction, an additional loss of $625,000 was recognized in the quarter ending September 30, 2007.
Vital Scientific

During the quarter ending December 31, 2007, the Board of Directors accepted an offer from the ELITech Group of France, an unrelated third-party, to sell Vital Scientific, a manufacturer and distributor of clinical laboratory instrumentation and related assays, for proceeds of approximately $15.0 million. The transaction closed on October 25, 2007. A gain of approximately $8.6 million was realized from the sale, which was recorded in the quarter ending December 31, 2007.
Electa Lab
During the quarter ending December 31, 2007, the Board of Directors accepted an offer to sell Electa Lab, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to Vital Diagnostics B.V. (“VDBV”), which is funded and controlled by NRM, for $2.5 million. The transaction closed on November 14, 2007. During the quarter ending September 30, 2007, the Company recorded a loss of approximately $500,000 to adjust the net assets of Electa Lab to fair value. Based on the final closing balance sheet and the actual transaction costs, the realized loss on the sale of Electa Lab was $38,000. A reduction to the loss of $462,000 was recorded in the quarter ending December 31, 2007.
Summarized statement of operations data for CDSS, Vital Diagnostics, Vital Scientific and Electa Lab is set forth below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Discontinued Operations:

Revenues	$2,456	$14,445	$21,456	$42,984

Income (loss) from discontinued operations before disposal:
Income before taxes	533	255	4,006	1,718
Provision for income taxes	(48)	(249)	(1,163)	(962)

Income from discontinued operations, net of taxes	485	6	2,843	756

Disposal:
Gain (loss) on disposal before taxes	9,036	(34)	7,901	(188)
Income tax benefit	—	—	—	—

Gain (loss) on disposal, net of taxes	9,036	(34)	7,901	(188)

Income (loss) from discontinued operations, net of taxes	$9,521	$(28)	$10,744	$568

Income before taxes for the nine months ended December 31, 2007, includes $2.8 million from the settlement of a law suit filed against a third-party.
Summarized balance sheet information for discontinued operations is set forth below:

March 31,
(in thousands)	2007
Accounts receivable, net	9,559
Inventory, net	12,003
Prepaid expenses and other current assets	770
Property, plant and equipment, net	3,386
Goodwill	1,153
Intangible assets, net	906
Other assets	282

Assets of discontinued operations	$28,059

Revolving credit facility	$3,970
Current portion of capital leases and long-term debt	519
Accounts payable	4,917
Other accrued expenses	3,566
Customer advances	1,235
Other current liabilities	727
Capital leases and long-term debt, net of current portion	922
Other long-term liabilities	406

Liabilities of discontinued operations	$16,262

(5) Goodwill and Intangible Assets
Goodwill balances are as follows:

Balance at March 31, 2007	$18,973

Adoption of FIN 48	(1,593)
Acquisitions:
Epidauros (See Note 3)	10,361

Effect of foreign currency change	2,096

Balance at December 31, 2007	$29,837

Effective April 1, 2007, the Company adopted FIN 48. As part of the adoption, a previously recorded liability for accrued tax expense assumed as part of the acquisition of Cogenics (formerly Genaissance Pharmaceuticals, Inc.) was reversed. The reduction in the liability of $1.6 million was recorded as a reduction in the goodwill.
The Company completed its annual test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of December 31, 2007. The Company concluded that as of December 31, 2007, there was no impairment of goodwill.
The intangible assets balances are as follows:

	December 31,	March 31,
(in thousands)	2007	2007
Purchased intangibles:
Completed technology	$13,498	$9,210
Customer relationships	10,800	10,800
Other	570	570

	24,868	20,580
Less: accumulated amortization	(12,523)	(8,854)

Purchased intangibles, net	12,345	11,726

Capitalized software	96	96
Less: accumulated amortization	(84)	(66)

Capitalized software, net	12	30

Intangible assets, net	$12,357	$11,756

(6) Equity
On June 5, 2007, the holder of the Company’s Series A Preferred Stock converted 60,000 of the 184,070 preferred shares then outstanding into 90,000 shares of the Company’s common stock. On July 17, 2007, the holder of the Series A Preferred Stock converted the remaining 124,070 shares of preferred stock into 186,105 shares of the Company’s common stock.
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
On September 25, 2007, the Company granted 30,690 shares of restricted common stock to certain members of the Board of Directors; one half vested immediately with the remainder to vest one year after grant. The restricted shares were issued on October 1, 2007.
On December 7, 2007, the Company issued 135,146 shares of its common stock to Merck KGaA (“Merck”), the licensor of Vilazodone, as a milestone payment in connection with the successful completion of the Company’s pivotal phase III study of Vilazodone. The value of the shares issued to Merck of approximately $3.6 million (€2.5 million) was recorded as research and development expense during the quarter ended December 31, 2007.
During the nine months ended December 31, 2007, the Company issued 331,000 shares of the Company’s common stock upon the exercise of stock options and warrants for proceeds of approximately $4.0 million.
(7) Related Party Transactions
The Company sold CDSS on June 18, 2007 to VDHC for proceeds at closing of approximately $7.0 million. During the fourth quarter of fiscal 2007, the Company recorded a loss of approximately $7.0 million to adjust the net assets of CDSS to fair value. An additional loss of $10,000 was recognized in the quarter ending June 30, 2007. The Stock Purchase Agreement included a provision to adjust the purchase price based on the final closing balance sheet. Based on the final closing balance sheet and the costs of the transaction, an additional loss of $625,000 was recognized in the quarter ending September 30, 2007.
On July 23, 2007, the Company sold approximately 3.4 million shares of its common stock to an affiliate of Mr. Kirk as part of the public offering. After this transaction, Mr. Kirk along with his affiliates owned approximately 46.0% of the outstanding common stock of the Company.
The Company sold Electa Lab to VDBV for $2.5 million. The transaction closed on November 14, 2007. During the quarter ending September 30, 2007, the Company recorded a loss of approximately $500,000 to adjust the net assets of Electa Lab to fair value. Based on the final closing balance sheet and the actual transaction costs, the realized loss on the sale of Electa Lab was $38,000. A reduction to the loss of $462,000 was recorded in the quarter ending December 31, 2007.
(8) Segment Disclosures and Geographical Information
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined. Prior to the quarter ended September 30, 2007, the Company operated its business as three reporting segments: sales of instruments and consumables to Clinics and Small Hospitals, Molecular Services and All Other.
As discussed in Notes 3 and 4, the Company acquired Epidauros during the quarter ending September 30, 2007 and has sold four businesses during fiscal 2007 and 2008.  These transactions have significantly changed the focus of the Company.  During the quarter ended December 31, 2007 and throughout the remainder of fiscal 2008, management has modified and expects to continue to modify its management structure and internal reporting to align with the new strategic focus of the Company. For the quarter ended December 31, 2007, the Company has reported its business as a single reporting segment as there is limited discrete financial information for any of the Company’s individual products or service offerings as well as the fact that the Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a global basis. As the management structure and internal reporting structure are refined, the Company will re-assess its reporting segments.
Revenue by geographic area for the three and nine months ended December 31, 2007 and 2006 is as follows:

	North
(in thousands)	America	Europe	All Other	Total
Three Months Ended December 31,
2007	$6,749	$3,560	$200	$10,509
2006	5,731	2,258	10	7,999

Nine Months Ended December 31,
2007	$17,448	$8,532	$227	$26,207
2006	18,363	6,083	17	24,463
(9) Commitments
Under the terms of the Company’s license agreement with Merck, if the Company is successful in the continuation of its development of Vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million will be payable to Merck within 30 days of acceptance of an NDA filing in the United States or a MAA filing in the European Union for the first indication of Vilazodone. In addition, separate €9.5 million payments would each be payable to Merck within 30 days of receipt of approval of the NDA or MAA, and the first sale of Vilazodone in the United States or the European Union, and Merck will also be entitled to certain royalty payments if the Company is successful in commercializing Vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to co-development and co-commercialization of Vilazodone.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward – Looking Statements and Risk Factors
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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
Overview
As a result of our growing portfolio of proprietary genetic biomarkers and the integration and re-branding of the PGxHealth, Cogenics and Epidauros operations, we believe we are emerging as a global leader in the development and commercialization of predictive tests and targeted therapeutics that improve the efficacy and safety of drugs and of complex genetic tests for difficult to diagnose diseases and syndromes. We are also a leading provider of genomic services to pharmaceutical and biotechnology companies. Within PGxHealth, we are utilizing pharmacogenomics to develop predictive tests and safer and more efficacious therapeutics by advancing genetic markers to guide drug development and utilization. We successfully completed a pivotal Phase III clinical trial for our drug candidate, Vilazodone, a dual-serotonergic compound in development for the treatment of depression. We have recently initiated a long-term safety study for Vilazodone and are preparing to launch a second pivotal Phase III trial.
Vilazodone
Vilazodone is both a selective serotonin reuptake inhibitor and a partial agonist at the 5HT1A receptor, thus combining in one molecule, a commonly utilized first-line and second-line therapy for the treatment of depression. Our initial Phase III pivotal trial was designed to demonstrate the efficacy of Vilazodone and to apply our expertise in pharmacogenetics to identify biomarkers for a companion pharmacogenetic test for Vilazodone response. Positive results of this clinical trial were released in September 2007. The drug met both its primary and related secondary efficacy endpoints. As a result of this achievement, we made a $3.6 million equity milestone payment to Merck KGaA (“Merck”). In addition, proprietary biomarkers of response for Vilazodone were identified. We also exercised an option to license from Merck the manufacturing rights of Vilazodone for an equity payment of $1.6 million in December 2006 and are proceeding with the manufacturing of the clinical and commercial drug supply in accordance with the applicable regulatory guidelines.
After the announcement of the study outcome in September 2007 and through the quarter ending December 31, 2007, the Vilazodone development team prepared and analyzed study related clinical and genetic data, generated reports related to this output and prepared for the launch of a second pivotal study and the long-term safety study. In December 2007, we initiated a long-term safety study for Vilazodone and the second Phase III pivotal study is targeted to begin in the quarter ending March 31, 2008. As previously communicated, these and the ongoing activities relating to Vilazodone clinical and genetic development will lead to substantial increases in research and development expenses for PGxHealth over the next twelve to eighteen months.
These and additional studies are intended to support a New Drug Application (“NDA”) for Vilazodone with the United States Food and Drug Administration (“FDA”), which could be accomplished as early as the end of calendar year 2009. With success, Vilazodone would be an important proof-of-concept for us and an early example of a drug launched with the use of a companion pharmacogenetic test. Vilazodone would also be the first in the treatment for depression to target a segment of a population where mean response would be greater than that in the overall, unselected population of patients with depression.

While the market potential of Vilazodone is significant, funding the continued development of Vilazodone is a challenge as Phase III and related studies and other requirements associated with an NDA filing are expensive. We were able to create significant shareholder value by completing the successful Phase III trial and biomarker identification without relinquishing economics to a third party. With the public offering completed in July 2007, we are better positioned to continue with the development of Vilazodone, but currently do not have the cash reserves or the cash flow from other sources to fund such development through NDA submission. In order to successfully commercialize this compound, we will likely enter into a partnership with a third party that has sufficient resources or be required to raise additional capital through the sale of equity and/or debt securities. Establishing a partnership to develop and/or commercialize Vilazodone, while enhancing the overall likelihood of success and reducing the financial and other burdens to us, could have an impact on the future, total economics relating to the marketing of Vilazodone. Additionally, the sale of our equity and debt securities could serve to dilute our stockholders.
Predictive Tests
PGxHealth also leverages its know-how and intellectual property to develop and commercialize predictive tests to aid in the prediction of drug response and diagnosis and management of complex genetic diseases or syndromes. We believe that advances in biomarker identification in the field of pharmacogenomics and in laboratory practices and testing platforms set the stage for the adoption of predictive tests by providers and payers. These tests are used to determine which individuals will experience enhanced benefit from specific therapies and may result in the reduction of therapeutic and medical costs as patients experience better clinical outcomes.
PGxHealth’s mission is to leverage its know-how and intellectual property to facilitate market introduction and broad adoption of proprietary predictive tests and targeted therapeutics. We currently provide five tests that are commercially available including: the FAMILION® tests associated with various cardiac channelopathies, including Long QT Syndrome (“LQTS”), Brugada Syndrome and Catecholaminergic Polymorphic Ventricular Tachycardia mutations and our PGxPredictTM tests for warfarin and rituximab, and we receive royalties for the sublicense of our intellectual property for thiopurine S-methyltransferase. With a portion of the proceeds we received from the public offering we completed in July 2007, we have launched a provider focused sales force to drive test adoption with an initial focus on the FAMILION tests. In addition, as a result of market input on the utility and design of our first-generation PGxPredict test for clozapine-induced agranulocytosis, we have suspended marketing efforts. We hope to release an enhanced second-generation test in the next twelve to fifteen months which we believe will improve the test’s value proposition for patients, providers and payers. In addition, this will allow our growing sales team to focus its efforts on near-term opportunities for test adoption and revenue growth.
We continue to apply our efforts and expertise to the development of new pharmacogenetic tests that predict drug response, focusing on disease states within the central nervous system/psychiatry, cardiology, oncology and inflammatory diseases therapeutic areas. We are also pursuing additional tests for difficult to diagnose diseases and syndromes that will compliment our FAMILION family of tests. We have a robust pipeline of future tests and expect to launch up to three (3) new tests over the next twelve months. We are also actively reviewing investment opportunities to acquire and advance intellectual property that will support test and therapeutic development, enhance and update infrastructure automation and information systems and other related initiatives. These activities are required to reduce the cost of delivery and to increase laboratory capacity relating to delivery of our tests, enhance scalability of lab operations as demand grows for our tests, drive adoption of existing tests, commercialize new tests, and enhance reimbursement for the tests, among other key metrics. Based on the current growth of the business and related product development, we expect this increased investment to remain at higher than normal levels through the quarter ending September 30, 2009.
PGxHealth has also made significant progress in its ongoing efforts to contract with private and government health insurers for test coverage and reimbursement. Most recently, we announced that our FAMILION test for LQTS has met the Blue Cross and Blue Shield Association Technology Evaluation Center’s criteria for establishing the diagnosis of LQTS in certain individuals. In addition, we have applied to be an approved laboratory provider to all 50 state Medicaid programs and have received approval in 10 states and 25 states communicating that approval for coverage is pending.

Genomic Services
Our genomic services are marketed to the pharmaceutical, biotechnology, clinical, academic, government and agricultural markets through Cogenics and Epidauros. We believe that Cogenics has earned a reputation as a leading provider of high-quality genomic services in the United States, Europe and with certain clients with a global presence. This reputation has enabled Cogenics to obtain key contracts with major pharmaceutical and biotechnology companies and academic institutions throughout the world.
Our offerings are focused globally on enabling our customers to derive and study genomic data from biological sources. We have developed a robust set of services, know-how and informatics capabilities that enable our customers to identify genes and genetic variation, and to understand gene expression and function in plants, animals, humans and lower organisms. We believe we provide one of the widest ranges of DNA and RNA related services in the outsourced genomic services industry. Our experience includes the completion of more than 900 clinical trial projects for a broad customer base that includes most of the top 20 pharmaceutical companies in the world.
We employ a field sales force in the United States and Europe to proactively market and sell Cogenics’ services globally. These sales and marketing functions are enhanced via an e-commerce portal for DNA sequencing. We are positioned to accept biological samples from customers located anywhere in the world with access to commercial shipping services, and we routinely deliver our products of data, analysis and interpretation through electronic communication channels. In this way, we have coordinated genotyping for hundreds of multi-site and multinational clinical trials.
Our future success in genomic services will depend in large part on maintaining a competitive position in the evolving genomics field. Competition in this market is intense and includes larger and better-financed pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly-funded agencies, both in the United States and abroad. DNA sequencing services, in particular, are under intense pricing pressure and new technologies are rapidly bringing the cost of sequencing services down resulting in lower margins. Our future success in this highly competitive market depends on our ability to (i) demonstrate that our recently acquired technology platforms, know-how and informatics technologies and capabilities are superior to those of our competitors and (ii) continue to develop our technologies and genetic testing franchises. In addition, we must continue to contain costs and move toward profitability while growing revenues and to build long-term relationships with global and regional clients. In the most recent period, we entered into a marketing agreement with Affymetrix for a new drug metabolism service called the Drug Metabolizing Enzymes and Transporter (“DMET”) Early Access solution. Cogenics and Affymetrix worked closely with clients to develop the DMET technology, which directly assays 1,069 biomarkers in 160 Absorption, Distribution, Metabolism and Excretion  genes. The kit includes cytochrome p450 enzymes and drug transporters including MDR1, genetic biomarkers with which Cogenics and Epidauros have extensive working experience and in some instances intellectual property.

Financial Operations Overview
     Revenue. The majority of our current revenue is from services related to fee-for-service arrangements or diagnostic and genetic test deliveries. Revenue for fee-for-service arrangements is recognized upon the later of service delivery or, if applicable, customer acceptance. We maintain relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.
     Cost of Revenue. Cost of revenue consist primarily of salaries and related expenses for personnel, including stock-based compensation expense, laboratory expenses, depreciation, travel and facilities expenses, including rent, utilities and other facilities costs.
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
     Changes in Foreign Currency Rates. A portion of our balance sheet is denominated in Euros, the functional currency of our French and German operations, and British Pounds, the functional currency of our United Kingdom operations. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions are included in other income (expense). The Euro strengthened against the U.S. dollar by 2.9% during fiscal 2008 from the prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.
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
We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended December 31, 2007. We have determined that the following change to our critical accounting policies was necessary since the end of the immediately preceding fiscal year:
     Income Taxes and Deferred Taxes. Effective April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.
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
Results of Operations
Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
     Revenue. Revenue increased $2.5 million, or 31%, to $10.5 million for the three months ended December 31, 2007 from $8.0 million for the three months ended December 31, 2006. PGxHealth revenue for the current period increased $489,000, or 52%, to $1.4 million from $939,000 for the same period a year ago. This increase was primarily driven by the increase in sales of PGxHealth’s predictive tests of $468,000, or 58%, from the same period a year ago. The introduction of PGxHealth’s new commercial sales and marketing team in September 2007 has begun to have a notable impact on PGxHealth revenue for the three months ended December 31, 2007. We expect to continue to expand and invest in the development of our PGxHealth sales force in an effort to continue the acceleration of revenue growth. Cogenics revenue increased $2.0 million, or 29%, to $9.1 million for the three months ended December 31, 2007 from $7.1 million for the three months ended December 31, 2006. The increase in Cogenics revenue is in part due to the acquisition of Epidauros on August 23, 2007 and the inclusion of revenue of $1.1 million for the three months ended December 31, 2007 and increases in Icoria revenue of $640,000 from its agricultural product line, which is expected to end in fiscal year 2008. Excluding the impact of Icoria revenue, Cogenics revenue increased $1.4 million, or 23% to $7.3 million for the three months ended December 31, 2007 from $5.9 million for the same period a year ago.
     Gross Profit. Gross profit margin was 30% for the three months ended December 31, 2007 as compared to 38% for the three months ended December 31, 2006. The decline was due to lower margins from our gene sequencing services and infrastructure investments designed to improve gross margins in the next year. We are currently upgrading our technology platforms and laboratory information systems to improve our competitiveness in these lower margin services.
     Sales and Marketing Expense. Sales and marketing expenses increased $1.9 million, or 180%, to $2.9 million for the three months ended December 31, 2007 from $1.0 million for the three months ended December 31, 2006. The increase was primarily due to the costs associated with the launch and ongoing operation of a new sales and marketing team within PGxHealth, increases in wages at Cogenics and the inclusion of Cogenics and the inclusion of Epidauros sales and marketing expense.

As planned, we expect to continue to expand our PGxHealth sales force as a result of the sales performance realized from the introduction of the initial sales team, and therefore expect continued increases in expense. In addition, stock-based compensation expense charged to sales and marketing expense increased $231,000 for the three months ended December 31, 2007 to $254,000 from $23,000 for the three months ended December 31, 2006.
     Research and Development Expense. Research and development expenses increased $4.0 million, or 107%, to $7.8 million for the three months ended December 31, 2007 from $3.7 million for the three months ended December 31, 2006. This increase is primarily related to the post initial Phase III clinical trial work, preparation for the Vilazodone Phase III confirmatory and safety trials and a $3.6 million equity milestone payment made to Merck associated with the successful completion of the Vilazodone Phase III clinical trials. As a result of the success experienced in Vilazodone’s Phase III clinical trials, research and development costs associated with the confirmatory and safety trials will lead to significant increases in cost during the coming quarters.
     General and Administrative Expense. General and administrative expenses increased $2.0 million, or 38%, to $7.0 million for the three months ended December 31, 2007, from $5.1 million for the three months ended December 31, 2006. The increase was primarily associated with the increase in stock-based compensation expense charged to general and administrative expense for the three months ended December 31, 2007 of $1.2 million compared to $856,000 for the three months ended December 31, 2006 as well as costs incurred by Epidauros of $672,000 for the three months ended December 31, 2007.
     Interest and Other Income (Expense), Net. Interest expense decreased $70,000 to $76,000 for the three months ended December 31, 2007 from $146,000 for the three months ended December 31, 2006 as a result of the reduction in long-term debt partially offset by the addition of capital lease obligations used to finance capital acquisitions. Interest income increased $579,000 to $683,000 for the three months ended December 31, 2007 from $104,000 for the three months ended December 31, 2006. As a result of the public offering completed in July 2007 for net proceeds of approximately $71.4 million, the Company is investing its cash not required to fund current operations in interest bearing assets. Other income (expense), net decreased $954,000 to $(123,000) for the three months ended December 31, 2007 from $831,000 for the three months ended December 31, 2006, which includes a gain of approximately $900,000 related to the sale of an investment.
     Provision for Income Taxes. We incurred a loss for the three months ended December 31, 2007 and recorded a tax benefit of approximately $133,000 compared to the provision recorded for the three months ended December 31, 2006 of $201,000. The tax provisions are related to the profitable operations overseas. We are not able to recognize a tax benefit for net operating losses sustained in the U.S. because it is uncertain we will be able to utilize these losses in the foreseeable future.
Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006
     Revenue. Revenue increased $1.7 million, or 7%, to $26.2 million for the nine months ended December 31, 2007 from $24.5 million for the nine months ended December 31, 2006. PGxHealth revenue increased $649,000, or 23%, during the nine month period ended December 31, 2007 to $3.5 million from $2.9 million for the same period a year ago. This increase was primaring driven by the increase in sales of PGxHealth’s predictive tests of $630,000, or 25%, from the same period a year ago. The introduction of the PGxHealth’s new commercial sales and marketing team had an impact on PGxHealth revenue for the nine months ended December 31, 2007, however, the launch and training of the team occurred late in the period. Cogenics revenue increased $1.1 million, or 5%, to $22.7 million for the nine months ended December 31, 2007 from $21.6 million for the nine months ended December 31, 2006. The increase in Cogenics revenue is due in part to the acquisition of Epidauros on August 23, 2007 and the inclusion of revenue of $1.4 million for the period starting August 23, 2007 (date of acquisition) through December 31, 2007 offset by a reduction in Icoria revenue of $1.6 million, or 26%, from $6.3 million to $4.7 million as a result of the wind down of Icoria’s agricultural product line, which is expected to end in fiscal year 2008. Excluding the impact of Icoria revenue, Cogenics revenue increased $2.6 million, or 17%, to $18.0 million for the nine months ended December 31, 2007 from $15.4 million for the same period a year ago.
     Gross Profit. Gross profit margin was 24% for the nine months ended December 31, 2007 as compared to 38% for the nine months ended December 31, 2006. The decline was primarily due to lower margins from our gene sequencing services and infrastructure investments designed to improve gross margins in the coming year. During the current period, we initiated a program to significantly upgrading our technology platforms, laboratory information systems and other technologies to reduce the cost of production while increasing our capacity as our test and services businesses grow.

     Sales and Marketing Expense. Sales and marketing expenses increased $3.6 million, or 105%, to $7.0 million for the nine months ended December 31, 2007 from $3.4 million for the nine months ended December 31, 2006. The increase was due primarily to the development of a new sales and marketing function within PGxHealth, including the hiring of a new sales force and senior level sales and marketing management, and increases in wages at Cogenics. We expect to continue to expand our PGxHealth sales force and therefore expect continued increases in expense. In addition, stock-based compensation expense charged to sales and marketing expense increased $552,000 for the nine months ended December 31, 2007 to $592,000 from $40,000 for the nine months ended December 31, 2006.
     Research and Development Expense. Research and development expenses increased $3.0 million, or 31%, to $12.5 million for the nine months ended December 31, 2007 from $9.5 million for the nine months ended December 31, 2006. This increase is primarily related to a $3.6 million equity payment made to Merck associated with the successful completion of the Vilazodone Phase III clinical trials and the initiation of the Vilazodone Phase III confirmatory and safety trials. During the nine months ended December 31, 2006, we recorded a $1.6 million equity milestone charge for manufacturing rights acquired from Merck. We expect our ongoing research and development costs to increase significantly as our Vilazodone Phase III confirmatory and safety trials progress.
     General and Administrative Expense. General and administrative expenses increased $1.2 million, or 6%, to $19.5 million for the nine months ended December 31, 2007 from $18.3 million for the nine months ended December 31, 2006. The increase was primarily the result of the costs incurred by Epidauros of $960,000 for the period starting August 23, 2007 (date of acquisition) through December 31, 2007 as well as the increase in stock-based compensation expense charged to general and administrative expense of $915,000 for the nine months ended December 31, 2007 to $3.7 million from $2.8 million for the nine months ended December 31, 2006. These increases were partially offset by savings realized with cost reduction efforts taken in the prior year.
     Interest and Other Income (Expense), Net. Interest expense decreased $31,000 to $433,000 for the nine months ended December 31, 2007 from $464,000 for the nine months ended December 31, 2006. Interest income increased $1.1 million to $1.4 million for the nine months ended December 31, 2007 from $331,000 for the nine months ended December 31, 2006. As a result of the financing transaction completed in July 2007 for net proceeds of approximately $71.4 million, the Company is investing its cash not required to fund current operations in interest bearing assets. Other income (expense), net decreased $391,000 to $438,000 for the nine months ended December 31, 2007 from $829,000 for the nine months ended December 31, 2006, which includes a gain of approximately $900,000 related to the sale of an investment.
     Provision for Income Taxes. We incurred a loss for the nine months ended December 31, 2007 and recorded a tax provision of approximately $54,000 compared to the benefit recorded for the nine months ended December 31, 2006 of $30,000. The tax provisions are related to the profitable operations overseas. We are not able to recognize a tax benefit for net operating losses sustained in the U.S. because it is uncertain we will be able to utilize these losses in the foreseeable future.
Liquidity and Capital Resources
We had cash, cash equivalents and marketable securities of approximately $76.9 million at December 31, 2007. We generated net cash flow of $47.7 million during the nine months ended December 31, 2007 as compared to $7.0 million in the same period last year. The higher net cash flow in the current year was due to the issuance of common stock and the proceeds generated from the sale of our non-core assets partially offset by our operating losses, debt payments, capital expenditures and the acquisition of Epidauros.
Significant sources and uses of cash flows during the nine months ended December 31, 2007 were as follows:
•	In November 2007, we sold Electa Lab for $2.5 million.

•	In October 2007, we sold Vital Scientific for $15.0 million.

•	In August 2007, we acquired Epidauros for approximately $11.9 million.

•	In July 2007, we sold approximately 5.2 million shares of our common stock for net proceeds of $71.4 million.

•	In June 2007, we sold CDSS for $7.0 million. Based on the final balance sheet, the purchase price was reduced by $1.0 million. This amount was remitted to the buyer in November 2007.

•	In June 2007, we received $2.8 million from the settlement of a breach of contract law suit filed against a third-party.
Our long-term debt obligations at December 31, 2007 and March 31, 2007 were as follows:

	December	March
(in thousands)	31, 2007	31, 2007
Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain leasehold improvements	$2,689	$3,033
Convertible note payable, bearing interest at 10.75% at March 31, 2007 with maturity on October 19, 2010; secured by all of Icoria’s assets	—	2,570
Advances from French government under a program to stimulate national innovation, with maturities between September 2007 and September 2008	1,207	1,123
Euro note payable, bearing interest at 6.95%, with maturity on June 2009 and semi-annual payments of $319 beginning in December 2007	884	—
Euro note payable, bearing interest at 5.5%, with maturity on September 2007 and quarterly payments of $76 and secured by a bank guarantee	—	166
Other note payable	—	18

	4,780	6,910
Less: current portion	(1,237)	(1,404)

	$3,543	$5,506

Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.
Capital expenditures totaled $2.0 million and $550,000 for the nine months ended December 31, 2007 and 2006, respectively. During fiscal 2008, we have made significant investments in our laboratory and technology infrastructure. We expect to continue to make capital expenditures as we introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems. We expect to use our available cash and capital leases to fund these expenditures.
Our sources of liquidity as of December 31, 2007 include our cash, cash equivalents and marketable securities balance of approximately $76.9 million and possible future equity and/or debt financings. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development and potential strategic acquisitions.
We believe that our cash and cash availability will be sufficient to fund our operations for at least through the end of fiscal 2009. It is anticipated that the total remaining cash required to file an NDA with the FDA for Vilazodone will be between $70-80 million which may require us to consider additional funding in the future. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, the Company may be required to reduce the scope and timing of the planned Vilazodone NDA filing, which could harm our financial condition and operating results.

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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of December 31, 2007 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely, to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS
See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2008.

CLINICAL DATA, INC.

/s/ C. Evan Ballantyne

Dated: February 14, 2008	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 1, 2003. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on February 17, 2004, and incorporated herein by reference.

3.3	Certificate of Elimination of the Series A Nonvoting Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on July 7, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 11, 2005, and incorporated herein by reference.

3.4	Certificate of Designation of the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on October 4, 2005. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 11, 2005, and incorporated herein by reference.

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on June 18, 2007. Filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the Commission on August 14, 2007 and incorporated herein by reference.

3.7	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Series A Preferred Stock Certificate. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 29, 2006, and incorporated herein by reference.

10.1	Stock Purchase Agreement, dated as of October 25, 2007, among Clinical Data, Inc., Clinical Data B.V, Financiere Elitech S.A.S. and Elitech Holding B.V. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 30, 207, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.