Form 10-K
period 2008-03-31
CLINICAL DATA INC
filed 2008-06-16
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-12716

CLINICAL DATA, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2573920
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gateway Center, Suite 702, Newton, Massachusetts	02458 (Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2007) was $300,734,000.

The number of shares outstanding of the registrant’s common stock as of June 13, 2008 was 21,139,946.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on or about September 23, 2008, are incorporated by reference in Part III hereof.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, forward-looking statements regarding our expected performance and financial results in future periods — which include words such as “expect(s),” “feel(s),” “believe(s),” “would,” “may,” “anticipate(s),” and similar expressions — are based upon management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the preceding forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of the filing of this Form 10-K. The following factors known to management, including those set forth in Item 1A of this report entitled, “Risk Factors,” could cause actual results to differ materially from those described in such forward-looking statements: our ability to raise cash or to produce cash from operations sufficient to fund our current level of activities, including clinical trials; the effects of regulatory decisions and approvals (or failure to obtain approvals) on our drug candidates and other existing products; our ability to continue to attract new customers and obtain new and expanded business opportunities from existing customers; management of our growth and successful integration of our operations with those of acquired subsidiaries; continued growth in demand in the U.S. and abroad for products and consulting services such as those offered by us and the effect of intensifying competition among a rising number of companies offering products and services similar to those offered by us. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, we encourage you to review the risk factors contained in Item 1A of this Annual Report on Form 10-K and in our other reports, registration statements and other documents filed from time to time with the U.S. Securities and Exchange Commission (SEC) which describe a number of additional risks and uncertainties that could cause actual results to differ materially from those expected in the forward-looking statements made in this Form 10-K.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, known as the Exchange Act, and in accordance with such laws, we file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file at the public reference facilities of the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov and at our website at http://www.clda.com.

PART I

ITEM 1.	BUSINESS

General

Clinical Data, Inc. is a Delaware corporation headquartered in Newton, Massachusetts. We operate our business in two segments: PGxHealth® and Cogenics®.

As PGxHealth, we focus on the development and commercialization of targeted therapeutics and predictive tests from our growing portfolio of proprietary biomarkers, with the objective of improving the efficacy and safety of drugs in individuals, as well as to aid in the diagnosis and management of complex clinical conditions. PGxHealth is leveraging its intellectual property, expertise and infrastructure to develop and commercialize these predictive tests and targeted medicines with the intention of improving clinical outcomes and reducing overall medical costs in the U.S. and abroad. Central to PGxHealth’s plan, it is seeking to gain U.S. Food and Drug Administration, or FDA, approval to market its novel dual-serotonergic drug candidate, vilazodone, for the treatment of depression and is in parallel developing a companion pharmacogenetic test to assist providers in targeting populations more likely to respond. PGxHealth has a concentrated effort underway to develop biomarker guided predictive tests, which will enhance its current test menu led by the FAMILION® family of tests and the PGxPredict® tests. These tests are marketed to healthcare providers, reimbursed by certain third-party payers, and are only available through prescription.

As Cogenics, we provide world-leading value-based genomic solutions to both the healthcare and life sciences industries. These solutions including current and next generation sequencing, gene expression, genotyping, biomanufacturing support, extraction, biobanking, and sample management are offered on a wide variety of platforms and are conducted in both regulated and unregulated environments. To date, Cogenics has supported more than 3,000 clinical trials, Investigational New Drug, or IND, submissions and Biologic Licensing Application filings with a collective track record of more than 20 years of exceeding customer expectations. Cogenics operates out of five sites located in Houston, Texas; Morrisville, North Carolina; Takeley, United Kingdom; Grenoble, France; and Bernried, Germany.

Company History

We were formed in 1972 to offer ambulatory diagnostic monitoring for clinical and research applications. Our transformation began in 2005 when we established our molecular and pharmacogenomics businesses in the third and fourth quarters of fiscal 2006 through the acquisition of Genaissance Pharmaceuticals, Inc., or Genaissance, Icoria, Inc., or Icoria and Genome Express S.A., or Genome Express. The acquired businesses had a significant impact on the reported results of operations and financial position for the latter half of fiscal 2006 and all of fiscal 2007 and 2008. Prior to the acquisitions, Genaissance, Icoria and Genome Express reported significant operating losses and required sizable and ongoing cash investments in their respective operations. Since their acquisition by us, these companies have been integrated, operations continue to be refined and optimized, and resources are being refocused on the specific endeavors in the research and clinical genomics areas in order to drive value for the Company, its clients and shareholders. Operating losses may continue for the next twelve months or longer depending upon business developments and research and development efforts, particularly those related to vilazodone, intellectual property acquisition, sales force development, and predictive test development and commercialization.

On October 6, 2005, we acquired Genaissance, a leader in the discovery and application of human gene variation for the development of a new generation of DNA-guided tests and therapeutic products with an established market presence in pharmacogenomics and molecular services. The acquisition of Genaissance enabled us to advance and commercialize our pharmacogenetic and genetic tests, which we more broadly call Therapeutic Diagnosticstm and are specifically branded PGxPredict or FAMILION tests, with the intention of marketing these tests to allow healthcare providers to better assist in the diagnosis of complex diseases and guide the use of specific therapies in individuals. These technologies are playing a groundbreaking role in the product development efforts for future commercialization of predictive tests through PGxHealth. In addition, we advanced our in-licensed therapeutic, vilazodone, through its first Phase III clinical trial, which successfully met its primary and secondary efficacy endpoints. We have also identified proprietary biomarkers of response to vilazodone. Through this acquisition, we also gained the expertise to in-license and further develop intellectual property from outside parties with the goal of developing and commercializing genetic tests and biomarker-guided therapeutics. The acquisition of Genaissance was an important step in our objective to transform Clinical Data and grow our business and revenues in the strategic areas of genomics and molecular services, pharmacogenetics and genetic testing, and targeted therapeutics.

On December 20, 2005, we acquired Icoria, a biotechnology company which analyzed biological function at the level of gene expression and biochemical pathways to discover and validate novel biomarkers for the research community. Icoria’s revenue was primarily generated from government grants which ended December 31, 2007 and are no longer contributing to the revenues of Clinical Data. Icoria’s gene expression business has been integrated into the broader genomics services offerings of Cogenics.

On March 7, 2006, we acquired Genome Express. Genome Express provides genomic contract services, including current and so-called “next generation” sequencing and molecular biology services, and performs integrated genomics analyses. This acquisition expanded our footprint in Europe for the provision of genomics services and has been integrated into our Cogenics business.

On December 26, 2006, to reflect our integration of these acquisitions, we changed the name of Genaissance to Cogenics, and added the Cogenics brand name to Genome Express. These new names reflect the comprehensive and complementary range of genomics services offered by these entities. On November 20, 2006, we formed PGxHealth LLC, or PGxHealth, a wholly-owned subsidiary of Cogenics, to centralize the development and commercialization of our proprietary biomarker development, our pharmacogenomics and genetic tests and our sole compound, vilazodone. PGxHealth’s tests assist providers and payers in diagnosing complex diseases and determining the most appropriate therapeutic for a particular patient, which should reduce therapeutic and/or medical costs and improve clinical outcomes. Intellectual property, infrastructure, personnel and other assets from Genaissance, as well as Epidauros (discussed below), are the basis for PGxHealth’s business plan.

On August 23, 2007, we acquired Epidauros Biotechnologie A.G., or Epidauros, in an all-cash transaction for €8.75 million, or $11.9 million. In the transaction, we acquired Epidauros’ operations in Germany and an intellectual property portfolio that includes biomarkers in genes relating to prominent drug transporters, such as MDR1, MRP1 and OCT1, and important cytochrome P450 drug metabolizing gene biomarkers including CYP2B6 and CYP2D6. These biomarkers play an important role in drug performance in individuals across a variety of therapeutic classes, and we believe that this portfolio complements our existing biomarker portfolio, resulting in a significant impact on our test development and potentially on therapeutic companion diagnostic opportunities.

OUR INDUSTRIES

Diagnostic and Genetic Testing Industries

The healthcare industry continues its struggle to manage costs, as evidenced by the growth of U.S. health expenditures which increased by 7% to $2.3 trillion in 2007 [Poisal, J.A., et al, Health Spending Projections Through 2016: Modest Changes Obscure Part D’s Impact. Health Affairs (21 February 2007): W242-253]. This increase is driven in part by spending on prescription medications, which more than tripled between 1993 and 2003, [Shah, N, et al., Determinants of growth in prescription drug expenditures. Paper presented at the annual meeting of the Economics of Population Health: Inaugural Conference of the American Society of Health Economists, June 2006] and suboptimal treatment and medical care. While some of this increase in spending on prescription medications has positively contributed to the management of costly conditions, some is due to ineffective and/or harmful treatment. Pharmaceutical treatment continues, for the most part, to be delivered through a trial-and-error approach. In fact, the cost of prescribing potentially harmful medications in hospitals has been estimated by the Institute of Medicine to be at least $3.5 billion a year, including 400,000 preventable drug-related injuries occur each year in hospitals, 800,000 in long-term care settings, and at least 500,000 in outpatient Medicare recipients. [Institute of Medicine of the National Academies, 2006].

Diagnostic and treatment algorithms, although increasingly “evidence-based,” traditionally rest on statistics derived from population-based studies. For example, drugs are demonstrated to be effective when compared to placebo (or to standard of care) in populations of patients with similar disease traits. Such population-based decision making inevitably means that inappropriate treatments are administered to many who either do not derive benefit or actually suffer harm. Driven in large part by the promises of research on the human genome, a growing focus of healthcare delivery is to utilize diagnostics to assist caregivers in choosing treatment approaches based on each individual’s particular genetic make-up. As more is learned about the genetic underpinnings of a wide variety of diseases and their treatment, it is acknowledged that a single phenotype may be the result of a single point variant or the result of complex gene interactions. Therefore, the exact genetic cause must be determined in order to make clinical management decisions. A good example of better diagnosis leading to better treatment is Long QT Syndrome, or LQTS, in which common symptoms, such as syncope or seizures, and signs, such as QT prolongation, are caused by genetic mutations in many genes. The identification of these mutations as well as their specific location within the gene assists physicians in making treatment decisions for their patients. Another example of successfully using genetic markers to guide prescribing is the thiopurine S-methyltransferase, or TPMT, test which allows caregivers to better understand which children may develop potentially deadly side effects with the use of thiopurines in the treatment of childhood leukemia.

Thus, scientific advances in genomics and biomarker identification have set the stage for fundamentally improving healthcare delivery. Each individual’s genetic makeup will increasingly play a role both in diagnosis and treatment resulting in a more precise approach to their care. The incorporation of biomarker tests or other like tools is commonly referred to as “personalized medicine.” There are a broad range of companies and offerings categorized as personalized medicine companies, although the utility of tools offered to providers is highly variable. We are focused on providing tools with near term benefits to patients, physicians and payers both in the U.S. and abroad.

Many health plans and employers are beginning to view pharmacogenetic testing as a key next step in managing healthcare costs. Despite this, there is an ongoing educational process for providers, patients, and payers required for the adoption of these tests into clinical practice and payment plans. We are working directly with physicians, hospitals, payers, pharmacy benefits managers, professional associations, healthcare coalitions, information technology companies and other healthcare constituents to set the stage for market introduction and adoption of these tests. In September of 2007, we launched our first field sales force to educate providers on the value of our FAMILION and PGxPredict tests. Our ultimate objective is to facilitate market introduction and adoption of the proprietary tests and targeted therapeutics provided by PGxHealth.

The molecular diagnostic market in the U.S. was approximately $1.44 billion in 2005 and is expected to grow to $4.31 billion in 2012, with a compound annual growth rate of 17% from 2005 to 2012 [Frost and Sullivan November 30, 2006]. A similar growth rate is expected in the European markets. The majority of available assays are in oncology, genetic diseases, metabolism, and infectious diseases and many of these assays are performed as laboratory-developed tests. There are more than 900 labs worldwide performing laboratory-developed assays. Approximately 90% of these labs are located in North America, Western Europe and Japan [SG Cowen — 2001]. A significant contributor to this growth is projected to be in pharmacogenetic tests in which genomic variation is measured to assess a patient’s probability of response, be it positive or negative, to a given treatment intervention. Historically, some genetic biomarkers have been identified but fail to validate in subsequent analyses. The ability to identify, validate and demonstrate clinical utility of these and other biomarkers is a key ability and asset of PGxHealth. Therefore, PGxHealth provides both the content and laboratory operations necessary to develop genetic and pharmacogenetic tests which are then commercialized to diagnose a complex disease, or as a pharmacogenetic test of response either in direct association with the drug product as a companion diagnostic, or independently of the drug as a pharmacogenetic test.

Certain barriers exist to the development and penetration of the pharmacogenetic testing. They include:

•	operating within an antiquated reimbursement system that does not reflect either the investment to develop or the clinical or economic value of the test;

•	demonstrating pharmacogenetic and medical economic data to support test adoption and reimbursement;

•	educating providers on the value of incorporating pharmacogenetic testing into their practice;

•	the potential for unduly burdensome regulation of these tests;

•	establishing validated pharmacogenetic tests with adequate predictive characteristics;

•	the complexity of the genetic underpinnings of disease, and the related complexity of identifying and validating biomarkers;

•	other parties who have opposing interests in seeing these tests commercialized as they threaten their business models or markets; and

•	ethical, legal, regulatory, and social considerations.

Competitors to our genetic discovery, testing and therapeutics businesses include companies fitting a variety of models and who often are also business partners with PGxHealth or Cogenics. While no one company is directly comparable to PGxHealth’s model, the genetic testing business of PGxHealth competes directly or indirectly with: (i) molecular testing kit companies such as Siemens, Abbott, Third Wave Technologies and Roche Diagnostics; (ii) other genetic or pharmacogenetic testing laboratories such as Myriad Genetics, Genzyme Genetics, Monogram Biosciences and Athena Diagnostics, now owned by Thermo-Fisher Scientific; (iii) full service and reference laboratories such as LabCorp, Quest Diagnostics and Bio-Reference Laboratories; (iv) university/hospital laboratories such as Harvard Partners, the University of Chicago, University of Utah, ARUP Laboratories and Mayo Medical Laboratories; and (v) genetic marker and biomarker discovery and diagnostic companies such as Celera Diagnostics and Perlegen Sciences. Genomic technology providers, such as Illumina, Affymetrix and Luminex have or seek to establish Clinical Laboratory Improvement Acts of 1988, known as CLIA, testing laboratories. In addition, consortia and academic genomic centers such as National Jewish Hospital and the Duke Genomic Center are increasingly participating in biomarker discovery and validations studies. These groups will also contribute to outcomes studies and analyses. Similarly, the use of biomarkers to develop drugs is a model being pursued by companies such as Perlegen Sciences, Vanda Pharmaceuticals and deCode Genetics.

Development and Marketing of Drugs

The medical community widely acknowledges that most drugs work more effectively for some patients than for others. The drug approval process is built on a foundation of statistical significance for the mean effect of a drug in a population. The result of this approach is that some patients benefit from a drug more than others, some not at all, and some may be harmed. Pharmaceutical and biotechnology companies historically have not actively incorporated genomic and other differences between patients as an integral component of drug development or in their ultimate commercialization. Consequently, development efforts for a compound may cease when a benefit to the overall population is not demonstrated even though the drug may be effective for a subpopulation. Even if a drug gains approval, the ability to successfully market the drug or to obtain approval for third party reimbursement may be compromised if the overall efficacy is modest or less than other agents in the class. Furthermore, after approval, some companies encounter real-world efficacy and safety challenges that were not apparent during the clinical trial stage. In some instances, drugs have been abruptly withdrawn from the market, primarily for safety concerns. Also, some drugs have become less attractive to providers and payers as they are replaced by newer products or when the older product might have cost and/or medical and health outcomes advantages if targeted appropriately.

If, early in drug development, companies sought to understand more clearly the characteristics that defined the population of patients more likely to respond favorably to a product or to avoid key side effects, subsequent development efforts could be more effectively targeted. Typically referred to as enrichment techniques, these tools have commonly been employed throughout the drug development process. For example, if clinical trials are conducted in the subset of severe congestive heart failure, approval might still be gained for the broader designation of congestive heart failure without limitation as to severity. Similarly, genetic and other biomarkers may be applied to identify specific patient subpopulations that are more or less likely to respond to a drug. These biomarkers could then be used to identify patients more likely to respond, potentially reducing the size and length of these studies, but not necessarily restricting the approval of the drug for the general, unselected population. This could result in faster and cheaper clinical trials and an accelerated timeline to approval. In addition, the commercialized product would be clearly differentiated from other agents within its class or therapeutic area, possibly by superior efficacy in the subpopulation but certainly by better scientific, functional, or mechanistic data. Similarly, if pharmaceutical and biotechnology companies could identify the patients most likely to have an unwanted side effect based on genetic variation, they could more closely monitor these patients or eliminate them from participating in clinical trials, improving the risk-benefit ratio of treatment.

The development of drug-response biomarkers is not limited to the drug development process but can be applied to drugs that have already received marketing approval, with the goals of improving their risk-benefit ratio and market positioning. Increased costs due to adverse drug reactions are disproportionately associated with drugs metabolized by enzymes known to have reduced or non-functional genetic variants [Journal of the American Medical Association (JAMA) 286: 2270-2279, 2001] supporting the notion that pharmacogenetic tests can be successfully developed to identify patients most at-risk. Similar to the established import of the cytochrome P450 system in drug metabolism, the class of proteins known as drug transport proteins (e.g., p-glycoprotein encoded MDR1) play a key role in drug exposure. In relation to drug safety, the Human Leukocyte Antigen, or HLA, genes are increasingly being implicated in rare but serious adverse events. In late 2007, the FDA modified the carbamazepine product labeling to reflect the increased risk for severe reactions to carbamazepine in patients with a specific HLA gene variant. In August 2007, the warfarin package insert was similarly modified to reflect the contribution of genetics to warfarin dosing, reflecting the importance of drug targets such as VKORC1. Approximately 10% of drugs approved by the FDA have pharmacogenomic information in their label [Table of Valid Genomic Biomarkers in the Context of Approved Drug Labels].

Fee-for-service Genomic Services

The field of molecular biology was originally a narrow discipline involving a small number of specialists when discoveries in recombinant DNA technology in the 1970’s led to revolutionary advances in the science. As the field matured, the introduction of automation and the bundling of reagents into quality-controlled application kits made the manipulation of recombinant DNA even more accessible to larger numbers of scientists and to the mainstreaming of genomics technologies into many life science laboratories. PhorTech International estimates that of the total 152,700 life science researchers in the U.S., approximately 40% are now using DNA sequencing and related genomics analyses in their work [PhorTech International 2005/2006 U.S. MSPPSA report on DNA Sequencing Market Analysis, September 9, 2005].

The 1980’s through the start of the 21st century saw the success of the Human Genome Project and the International HapMap Project as major global initiatives to map and sequence the human genome. These programs allowed scientists to begin to ask questions about the role of gene structure and function in many biological processes in humans, including aging, growth and differentiation, and disease. The mapping of the genetic variation among individuals known as genotyping has become important to a number of industries and applications including the understanding of why certain individuals are more or less susceptible to disease or respond differently to drug treatments. The impact of genetics on drug safety and efficacy has become known as pharmacogenomics, and has been recognized by the FDA as an important new element in its Critical Path Initiative to increase the efficiency of drug discovery and development. For instance, Genentech’s Herceptin, Astra Zeneca’s Iressa and Novartis’ Gleevec are examples of drugs that have been found to be effective only in well-defined patient populations with unique pharmacogenomic profiles. As more is learned about the impact of genetics on drug function in humans, the more pharmaceutical companies are incorporating pharmacogenomics studies into their product discovery and development pathways. Many of these companies are lacking in resources and expertise in pharmacogenomics and often look to outside sources for assistance.

Just as the drug industry two decades ago began to leverage the resources of an outsourcing service industry for managing and conducting clinical trials, and manufacturing pharmaceutical ingredients and products, pharmacogenomics and molecular biology services have become amenable to the outsourcing model. With the global market for genomics technology and related services exceeding $7 billion in 2006, [Genetic Engineering and Biotechnology News: Biobusiness Channel: Article May 15 2007 (Vol. 27, No. 10). BioMarket Trends: The Future of Genome Synthesis and Design Implications for U.S. Economy. Rob Carlson, Ph.D., Jim Newcomb, Steven Aldrich]. A specialty subsection of the $16 billion Contract Research Organization, or CRO, industry has evolved to provide contract genomics research services to pharmaceutical, biotechnology and life science researchers in commercial, government and academic institutions worldwide. Currently 25% of overall pre-clinical and clinical trial research, in the pharmaceutical industry is outsourced to CROs [Contract Pharma: CRO Industry Update by Kristin Brooks, May 2007]. However in certain segments of genomics technology, such as DNA sequencing, upwards of 31% of the work is now outsourced to off-site service organizations [PhorTech International 2005/2006 U.S. MSPPSA report on DNA Sequencing Market Analysis, September 9, 2005]. According to Bio Economic Research Associates, the overall market for genomics services is growing rapidly and is expected to expand at rates as high as 10-20% annually [Genome Synthesis and Design Futures, Cambridge, MA February 21, 2007 — published by Bio Economic Research Associates].

The customer base of the genomics services industry spans the public and private sectors globally and segments into:

•	researchers in academia and government laboratories answering basic science questions about gene structure and expression in plant, animal and lower species;

•	drug discovery departments in pharmaceutical and biotechnology companies doing pathway analyses using gene expression tools to find new drug targets or biomarkers;

•	academic and applied industrial researchers performing bio-distribution studies of recombinant vaccine and gene therapy candidates;

•	applied clinical departments in pharmaceutical and biotechnology companies exploring the role of genetic variation among human clinical trial patients in genotyping studies as it relates to selective sensitivity to, or metabolism of, drug candidates and issues in personalized medicine;

•	quality control and related process development and manufacturing departments in biopharmaceutical firms seeking to adhere to current Good Manufacturing Practices, or cGMP, regarding DNA sequence identity, DNA copy number, residual DNA and other requirements of the Chemistry, Manufacturing and Controls, or CMC, sections in Investigational New Drug, or IND or New Drug Applications, or NDA, and in post-launch cGMP manufacturing;

•	customers or marketers of tests for genotypic markers of family inheritance patterns and other related tests; and

•	companies that sell molecular biology reagent, instrument and research tools that require molecular biology services for quality control, component or other OEM contribution to their businesses.

The competitive structure of the genomics services industry is more dynamic and less concentrated than in more mature segments of the CRO business. Because of the large capital expense of genomics analysis instrumentation and the need for trained and dedicated molecular biology staff, the largest service provider segment, upwards of 60% of the market, is served by the in-house core laboratory found at most academic institutions and companies significantly engaged in genomics research [PhorTech International 2005/2006 U.S. MSPPSA report on DNA Sequencing Market Analysis, September 9, 2005]. These facilities also typically offer services to off-site customers. While currently the dominant participant in the segment, core laboratories are under current pressure to justify the partial or total subsidy they must typically receive from their parent organizations to supplement user fees to continue operating. These organizations are also not often developed with the service approach necessary to meet the needs of their external customers. With commercial suppliers of services offering larger critical mass, aggressive pricing and better customer service, core laboratory growth is slowing while outsourcing expansion is migrating to the private vendors of services.

Commercial off-site competitors include larger participants from the traditional clinical diagnostics testing, such as Quest Diagnostics and LabCorp, and CRO’s, such as Quintiles, Covance, PPD and Bioreliance, as well as the service divisions of genomics analysis instrument vendors such as Affymetrix, Illumina, Sequenom, Roche, and Luminex. Niche service competitors, often offering a narrow line of services, include Seqwright, GATC, Genewiz, MWG and Agencourt in sequencing, Expression Analysis in microarray and DNA Vision in genotyping.

To capitalize on the growing trend to outsource genomics analyses to service providers and to leverage the range of capabilities available through the genomic services companies we acquired, our Cogenics division was established to provide a broad and comprehensive services portfolio that could meet the needs of both the healthcare and life sciences industry clients.

OUR COMPANIES

PGxHEALTH

Our Strategy

Our primary market approach and commercialization programs consist of: (i) developing and commercializing proprietary genetic tests, pharmacogenetic tests, and targeted therapeutics, to improve the drugs response for individual patients; (ii) developing and/or in-licensing and advancing intellectual property and other assets to support these efforts; (iii) continuing the development of vilazodone and biomarkers related to its safety and efficacy and (iv) working with providers, payers and others to accelerate uptake and adoption of pharmacogenetic tools in clinical care with the goal of improving cost and clinical outcomes in the U.S. and international markets.

Developing and Commercializing Genetic and Pharmacogenetic Tests

We currently provide the FAMILION family of genetic tests for inherited cardiac syndromes and our PGxPredict pharmacogenetic tests. The FAMILION family of tests identify mutations in genes associated with cardiac channelopathies including LQTS, Brugada Syndrome, or BrS, and Catecholaminergic Polymorphic Ventricular Tachycardia, or CPVT, and with Hpertrophic Cardiomyopathy, or HCM, a disease of the cardiac myocytes. We also offer our PGxPredict tests for warfarin, clozapine, and rituximab. PGxHealth also receives royalties for sublicenses of intellectual property for TPMT testing related to prescription of thiopurines. We are continuing to apply our efforts and expertise to the development of new pharmacogenetic tests by leveraging our intellectual property and focusing on related disease and therapeutic areas which include, but are not limited to, inflammatory diseases, oncology, central nervous system, and cardiovascular.

We intend to continue to develop and commercialize genetic, pharmacogenetic and related biomarker tests that will assist providers and payers in determining the most appropriate therapeutic intervention for a particular patient. These tests are developed based on intellectual property that we have developed on our own, licensed from others, or acquired from other parties. Examples of tests that have been commercialized from intellectual property include the FAMILION tests, PGxPredict:RITUXIMAB and PGxPredict:WARFARIN tests. Development programs are either fully funded and managed by PGxHealth or through collaborations with other partners. We may also develop and commercialize non-proprietary and semi-proprietary tests to take advantage of distribution channels we have developed and to maintain our business as a complete provider of pharmacogenetic tests. In addition, genetic information relevant to the cause of a specific disease may be identified as a result of these development projects. We may choose to develop and commercialize tests based on this information or out-license these markers for development and commercialization by others. Our tests are available to patients by physician’s prescription to providers located primarily in the U.S., Canada and to a lesser extent, Europe. These tests may be comprised of a single point of genetic variation such as a single nucleotide polymorphism, known as SNP, or other genetic variants, or may be complex sequencing or mutational analyses and may be performed in our CLIA-certified laboratories or partnered with other test providers

PGxHealth continues to in-license biomarkers to advance its genetic test development.

Strategic Acquisitions

We continually evaluate opportunities that may provide us with, among other things, intellectual property, new technologies and key personnel or capabilities that could augment our biomarker and test franchise development. From time to time, we may pursue acquisitions which we believe will meet these goals.

Sales and Marketing

In September 2007, PGxHealth launched a provider focused sales and marketing effort by establishing a sales force to promote its tests, particularly its FAMILION family of tests for inherited cardiac syndromes. This sales team calls primarily on pediatric electrophysiologists and cardiologists and increasingly on the equivalent adult specialties. Based on the positive results of this effort, the size of the sales force was increased in January 2008 and we are planning a further increase sometime in calendar 2008. We have also added resources to focus on both the provider and payer markets specifically in customer service, reimbursement, and billing.

PGxHealth Offerings: Genetic and Pharmacogenetic Tests

About our Tests

The FAMILION Family of Tests

According to the Centers for Disease Control and Prevention, or CDC, each year 400,000 Americans die suddenly and unexpectedly due to cardiac arrhythmias with about 4,000 of these deaths occurring in people under the age of 35 [Sudden Arrhythmia Death Syndromes Foundation citing CDC 2002]. Some of these deaths, especially those of young seemingly healthy people, are due to cardiac channelopathies, such as LQTS, BrS, and CPVT and to cardiomyopathies, such as HCM.

By reducing uncertainty and finding the specific causes of these inherited cardiac diseases, genetic testing provides the following clinical benefits:

•	aids in the diagnosis of disease;

•	aids in comprehensive risk assessment;

•	guides lifestyle modifications;

•	provides information needed to develop a comprehensive treatment plan, which may include the placement of an internal cardioverter defibrillator;

•	determines if family members are at risk, including those who are currently asymptomatic; and

•	provides important information for genetic counseling.

The FAMILION test, available commercially since May 2004, continues to reach a broadening market of physicians and patients in the U.S. and Europe. Originally, the test detected mutations in five ion channel genes associated with LQTS and BrS. In October 2007, at the request of our FAMILION customers, a test for CPVT was added to our testing menu, now marketed as the FAMILION family of tests for inherited cardiac syndromes. These three conditions predispose affected individuals to abnormal heart rhythms, known as arrhythmia, which can cause symptoms ranging from syncope to sudden cardiac arrest if left undiagnosed and untreated. Treatment options include life-style modification, the prescription or avoidance of specific classes of drugs, and the insertion of an implantable cardioverter/defibrillator. Until May of 2008, our primary commercial interest was in diagnostic cardiac channelopathies. The launch of the genetic test for HCM heralded our arrival into the cardiomyopathy testing space as well.

LQTS is a genetic disorder that is three times more common than childhood leukemia [Sudden Arrhythmia Death Syndromes Foundation]. Greater awareness of and improved testing for LQTS is illuminating the disease’s true prevalence, as it is now estimated that 1 in 3,000 people in the U.S. has LQTS whereas previous estimates were much lower [Low Penetrance in the Long-QT Syndrome: Clinical Impact, Priori SG, et al., Circulation 1999;99:529-33]. While BrS and CPVT are less common, they are rapidly gaining recognition as causes of significant morbidity and mortality.

LQTS is characterized by syncope, seizures, and sudden cardiac death, with variable observation of QT-interval prolongation on an ECG. The clinical presentation of LQTS and the subtype as indicated by the results of genetic testing are associated with both the probability and lethality of cardiac events. Diagnosis of all mutation carriers in an LQTS family is important, since carriers may be asymptomatic and ECGs are often non-diagnostic [Priori SG, et al., Circulation 1999; 99:529-33]. Thus, family members of an index case, as determined by pedigree analysis, should undergo Family Specific Testing via the FAMILION test to determine their carrier status. BrS onsets primarily during adulthood and, if untreated, the mean age of death is approximately 40 years of age.

CPVT is considered to be highly lethal with the overall mortality of untreated disease estimated to be 30-50% [Mohamed U, et al. Molecular and Electrophysiological Bases of Catecholaminergic Polymorphic Ventricular Tachycardia. J Cardiovasc Electrophysiol. 2007; 18(7):791-7]. Genetic testing is important to determine or confirm this diagnosis; it is estimated as many as 30% of CPVT patients have been misdiagnosed as LQTS with a normal QTc interval [Brugada Syndrome, Brugada R, et al. Gene Reviews].

In May 2008, we began offering a genetic test for HCM. HCM is an autosomal dominant disease that affects 1 in 500 people [Keren A, et al., Hypertrophic cardiomyopathy: the genetic determinants of clinical disease expression. Nature. 2008; 5(3):158-68]. As the most prevalent cardiomyopathy, it is the major cause of sudden death in people under 30 years of age. Making an HCM diagnosis can be difficult since many conditions mimic the left ventricular hypertrophy, known as LVH, most commonly associated with HCM. Genetic testing for patients suspected of having HCM is important for making an accurate diagnosis, appropriate clinical management, genetic counseling and family testing. Genetic testing is also the most reliable means of identifying pre-symptomatic family members that may be unknowingly at risk. [Prasad et al., Echocardiographic pitfalls in the diagnosis of hypertrophic cardiomyopathy. Heart. 1999; 82:8-15]. There are several issues that can make accurately diagnosing HCM a significant challenge, including conditions or anatomical variants that mimic the disease.

Because HCM is associated with a broad spectrum of symptom severity that can vary from day to day, getting an accurate and conclusive history can be a challenge. Even within the same family, the symptoms experienced and their severity may vary [Keren, et al, Nature 2008; 5(3); 158-68]. In addition, since some carriers of an HCM gene mutation may present with little or no LVH accompanied by only discrete ECG abnormalities, both echocardiogram and ECG have limitations. Relying on echocardiogram to diagnose children and adolescents may be misleading since the LVH associated with HCM may not become apparent until later in life [Prasad, et al., Heart 1999; 82:8-15].

A joint guideline issued by the American College of Cardiology, the American Heart Association, and the European Society of Cardiology, titled ACC/AHA/ESC 2006 Guidelines for Management of Patients With Ventricular Arrhythmias and the Prevention of Sudden Cardiac Death, emphasizes the importance of the medical profession in critically evaluating the use of diagnostic procedures and therapies. Rigorous and expert analysis of the available data documenting absolute and relative benefits and risks of those procedures and therapies can produce helpful guidelines that improve the effectiveness of care, optimize patient outcomes, and favorably affect the overall cost of care by focusing resources on the most effective strategies. Based on these rigorous criteria, the guidelines, as published in Circulation [2006;114;1088-1132], recommend genetic testing for LQTS, CPVT, and BrS for the management of patients with ventricular arrhythmias and prevention of sudden cardiac death.

To support our marketing efforts, we work with key patient advocacy and other professional groups that offer patient support, such as the Sudden Arrhythmia Death Syndromes Foundation, or SADS, and The National Society of Clinical Geneticists. SADS is a leader in education, research and advocacy for families and individuals at risk for cardiac arrhythmias that can cause sudden death in young people. We have supported the SADS Foundation since 2005 and they are now assisting in the referral of patients to research facilities throughout the country whose FAMILION test result is non-diagnostic. These cooperative efforts will add to the understanding of the causes of these inherited cardiac syndromes.

PGxPredict Tests

PGxPredict:RITUXIMAB: In October 2006, we announced the acquisition of an exclusive, global, license to intellectual property relating to a specific variant in the Fc fragment of IgG, low affinity IIIa, known as FCGR3A, gene, which encodes a receptor to which monoclonal antibodies bind, including rituximab and other IgG1 antibodies, such as trastuzumab, or Herceptin®. Follicular non-Hodgkin’s lymphoma, or follicular-NHL, is an indolent disease, diagnosed in approximately 66,000 new patients per year in the U.S., with approximately 347,000 Americans living with this disease [National Cancer Institute, U.S. National Institutes of Health]. Rituximab, sold under the name Rituxan® by Genentech/Biogen-Idec and Mabthera® by Hoffmann-La Roche, is a monoclonal antibody used alone or in combination with chemotherapy to treat follicular-NHL with a four-week course costing $10,000 to $12,000. The PGxPredict:RITUXIMAB test identifies follicular-NHL patients as being “More Likely” or “Not More Likely” to respond to rituximab monotherapy and genotypes a single SNP in the FCGR3A gene. This SNP results in an amino acid change of a valine to a phenylalanine at position 158 of the protein and functional data demonstrates an effect of this change on affinity of rituximab binding to the receptor and thereby on B-cell lysis. Two independent clinical studies have shown that patients who carry this genetic variant were significantly more likely to respond to rituximab monotherapy for follicular-NHL [Cartron, G., et al. Therapeutic activity of humanized anti-CD20 monoclonal antibody and polymorphism in IgG Fc receptor FcgammaRIIIa gene. Blood 99.3 (2002):754-58; and Weng, W. K., and Levy, R, Two Immunoglobulin G Fragment C Receptor Polymorphisms Independently Predict Response to Rituximab in Patients With Follicular Lymphoma. J Clin Oncol 21:3940-3947].

There is growing interest in the utility of this test and we expect to form collaborations to demonstrate its clinical utility in NHL and with other monoclonal antibodies in other indications.

PGxPredict:CLOZAPINE: Clozapine is an atypical antipsychotic prescribed for treatment-resistant schizophrenia, as well as for recurrent suicidal behavior in patients with schizophrenia and schizoaffective disorders. Schizophrenia is a chronic mental health condition affecting 1% of the U.S. population, equivalent to approximately three million Americans [National Institutes of Health]. Clozapine is generally regarded as one of the most effective antipsychotic drugs and is the only antipsychotic to have demonstrated superiority to a comparator in a head-to-head trial. Phase II of the Clinical Antipsychotic Trials for Interventions Effectiveness investigation confirmed that clozapine was more effective than newer atypical antipsychotics for patients who had previously discontinued from a different atypical antipsychotic treatment [Effectiveness of Clozapine Versus Olanzapine, Quetiapine, and Risperidone in Patients With Chronic Schizophrenia Who Did Not Respond to Prior Atypical Antipsychotic Treatment, McEvoy JP et al., Am. J. Psychiatry 2006; 163:600-610].

Despite its demonstrated effectiveness, clozapine may be under-prescribed, due in part to the risk of clozapine-induced agranulocytosis, or CIA, a potentially life-threatening decrease in specific white blood cells, or granulocytes, and to the burdensome but mandatory blood monitoring requirements. The PGxPredict:CLOZAPINE test allows providers to assess a patient’s risk for the development of CIA, and inform their decision to prescribe clozapine. Furthermore, the ability to predict the risk of a patient developing CIA may eventually permit modifications in the blood monitoring system, alleviating the burden on patients and the healthcare system, and enhancing compliance with this effective antipsychotic. We continue to analyze new data for a second-generation PGxPredict:CLOZAPINE test and plan to re-launch this product in fiscal year 2009.

PGxPredict:WARFARIN: The PGxPredict:WARFARIN test predicts how individual patients will respond to dosing of warfarin, a well-established anti-clotting agent prescribed after cardiovascular events such as heart attack and stroke, for prophylaxis against clot formation in the setting of major surgery and for the treatment of other clotting disorders. Warfarin is the most widely used oral anticoagulant in the world with an estimated 2 million persons starting warfarin in the United States every year. It is the third most common drug implicated in emergency room visits for adverse drug events [Pirmohamed M, Warfarin: almost 60 years old and still causing problems. Brit J Clin Pharm 62(5): 509-511. 2006]. Despite warfarin’s well-established efficacy, determining the correct dose can be a challenge as there is wide variation from patient to patient. Different patients can derive the same clinical benefit from dosages that differ significantly making warfarin one of the most difficult drugs to dose appropriately. An incorrect dose can lead to serious side effects, including life-threatening bleeding, or to recurrent clotting and disease. It can take a month or more of frequent monitoring of the prothrombin time, known as PT, a test for blood coagulability, before a stable maintenance dose of warfarin is identified. Genetic variability in two genes, VKORC1 and CYP2C9, accounts for more than 50% of the variability in warfarin dosing.

In August 2007, the FDA updated the warfarin label to include information relating to the influence on dosing of genetic variants in VKORC1 and CYP2C9 as measured in the PGxPredict:WARFARIN test.

In early 2008, the American Medical Association and several partners issued a personalized health care report on warfarin and genetic testing. The report notes that 21% of patients who receive anticoagulation therapy experience bleeding events and that knowing a patient’s genotype may aid in initial warfarin dosing.

We have non-exclusively in-licensed rights under a variety of issued patents and pending patent applications owned by the University of Washington and the University of North Carolina — Chapel Hill relating to PGxPredict:WARFARIN. This test has shown early adoption in the U.S. market.

TPMT Genetic Test: The TPMT test provides a genetic assessment of a patient’s ability to metabolize the thiopurine class of drugs, which are commonly used in a wide range of therapeutic areas, including oncology, rheumatology, organ transplantation and vasculitis. The activity of the TPMT enzyme varies significantly among individuals who have different haplotypes of the TPMT gene.

Pursuant to license agreements that we acquired from DNA Sciences in May 2003, we receive royalties from Prometheus Laboratories and Specialty Laboratories (Quest Diagnostics) based on net sales of this test.

Challenges in Reimbursement

As we look to expand our current test menu, we must pay careful attention to the reimbursement landscape. Some of the greatest challenges associated with genetic testing are the complicated pricing and reimbursement structures of the major payers and the out-dated Clinical Laboratory Fee Schedule codes often used by private and public payers. Neither of these systems reflects the complexity or the value of the development and delivery of genetic and pharmacogenetic tests. Current practice is to “stack” applicable Current Procedural Terminology codes in an attempt to reflect the actual laboratory procedures. New and unfamiliar tests, especially when accompanied by code stacking, may trigger review by the payer and denials of payment which must then be appealed on a case-by-case basis. When compounded by the number of payers in the U.S. healthcare system, attaining reasonable, value-based reimbursement for our tests remains a challenge.

Coverage of new diagnostic tests is further hindered by the fact that most insurers do not have a process for evaluating new tests. Major payers such as Blue Cross and Blue Shield, or BCBS, have instituted or subscribe to technical review boards to evaluate new technologies and diagnostics. While positive reviews of new tests and technologies are valuable, they are often viewed as a recommendation only and do not necessarily constitute immediate approval of a technology by members of that particular system. In 2007, the BCBS Technology Assessment Committee issued a recommendation for the genetic testing for certain LQTS patients. In February 2008, our FAMILION test for LQTS had met the BCBS Association Technology Evaluation Center’s, or TEC, criteria for establishing the diagnosis of LQTS in certain individuals.

We are currently a Medicare provider and file all Medicare claims through our local Connecticut Medicare provider. Medicare payments for our diagnostics are based on the Laboratory Fee Schedule. Medicare coverage is critical to us since many other payers, in both the public and private sectors, follow Medicare’s lead. As of the date of filing this Form 10-K with the SEC, we have applied to be an approved laboratory provider to all 50 state Medicaid programs and have received approval in 30 states. In the remaining states, we continue to pursue Medicaid through pending claims and contract negotiations. We are also pursuing in-network status with major private insurers, as well as direct billing with hospital laboratories.

Our Pharmaceutical Pipeline: Vilazodone

About Depression

Depression is a highly prevalent disease with significant morbidity and mortality. Today, the physician is faced with choosing among many first-line treatment options, most commonly prescribing one of the many available Selective Serotonin Reuptake Inhibitors, or SSRI, increasingly, an agent with a dual mechanism of action. However, there is little evidence available to guide this selection and the overall response rates to these agents have been disappointing as shown in the National Institute of Mental Health’s sponsored Sequenced Treatment Alternatives to Relieve Depression study [Acute and Longer Term Outcomes in Depressed Outpatients Requiring One or Several Treatment Steps: A STAR*D Report, Rush, et al. Am J Psychiatry. November 2006;163(11):1905-17]. Since it usually takes several weeks to determine if a patient is responding to an antidepressant, and since side effects are common during this time, physicians view as helpful a test to determine, prior to treatment, each patient’s likelihood of response or their likelihood of developing side effects. A pharmacogenetic test that identifies responders to an antidepressant would enable more patients to benefit from their first course of treatment, resulting in better outcomes, higher compliance, and decreased switching to other agents. In current treatment paradigms, if the patient does not respond or responds sub-optimally to antidepressant therapy, they may be switched to an agent with a different mechanism of action or have a second agent added. One commonly selected strategy, often referred to as augmentation, is to add a 5HT1A agonist.

About Vilazodone

We are proceeding with the development of vilazodone for the treatment of depression, with a worldwide exclusive license from Merck KGaA, now Merck-Serono, or Merck, obtained in 2004. Vilazodone is a small molecule which is both an SSRI and a 5HT1A partial agonist, thus combining in one molecule the current first-line and a common second-line therapy for depression. In February 2006, we initiated a Phase III of vilazodone for the treatment of Major Depressive Disorder with enrollment of 410 subjects completed in March 2007. This study included pharmacogenetic analyses for biomarkers of response to vilazodone with the intention of developing a companion genetic test for vilazodone response. As announced in September 2007, this trial met its primary endpoint of mean change from baseline in the Montgomery-Asberg Depression Rating Scale, known as MADRS, for vilazodone-treated patients compared to placebo-treated patients, with a p-value of 0.001. Secondary endpoints such as the Hamilton Depression Rating Scale and the Clinical Global Improvement and Clinical Global Severity Scales were also statistically significant. The most common adverse events in vilazodone-treated patients were nausea, diarrhea, somnolence, headache and dizziness. In this study, no significant differences were noted in sexual function between vilazodone and placebo as measured by change in the Arizona Sexual Experience Scale.

Proprietary genetic biomarkers that would form the basis of a potential pharmacogenetic test for response were identified in the Phase III trial using both candidate genes and whole genome scan approaches. Such a test could be used to identify those patients most likely to respond to vilazodone, enabling healthcare providers to prescribe a first-line treatment with a higher likelihood that the patient will respond. These biomarkers identify a substantial subset of the patients more likely to respond to vilazodone. One such single SNP marker is shown in the figure below. The Company has filed patents on the identified genes and is continuing to analyze these data. A poster further describing one of the markers was presented at the American Psychiatry Association meeting, held May 3-8, 2008, in Washington, DC.

M+ patients in the vilazodone-treatment group show a consistently larger decrease in MADRS scores over time relative to M- patients in the vilazodone-treatment group and to both M+ and M- patients in the placebo-treatment group

Least square means of observed MADRS total score by week for biomarker

Biomarkers of adverse events such as nausea and diarrhea may also be identified. Patents for these biomarkers have been filed. As a result of the completion of this study and under the terms of our agreement with Merck, we issued 135,000 shares of Clinical Data Common Stock as a milestone payment to Merck in December 2007. All of the shares issued to Merck are unregistered but carry certain demand and incidental registration rights, as provided under the agreement.

A long-term safety study of vilazodone was launched in December 2007 and a second Phase III study initiated enrollment in March 2008. Enrollment in the long-term safety study closed in May 2008, six weeks ahead of schedule. Manufacture of clinical trial and commercial drug supplies are also in progress, as well as completion of the non-clinical and other clinical requirements necessary for an NDA filing which is anticipated before the end of calendar 2009. With success, vilazodone could be a first-in-class dual acting serotonergic agent genetically targeted for the treatment of depression.

COGENICS

Our Strategy

Our strategy is to continue to grow the Cogenics division and maintain our position as a global leading provider of value-based genomic solutions for both healthcare and the life sciences industries. In this regard, we are leveraging our extensive base of technical know-how, and more than twenty years of acquired expertise, to compete aggressively in the market, serve our customers and enhance shareholder value.

Our Offerings

Global Pharmacogenomics and Molecular Biology Services

Our offerings are focused globally on enabling pharmaceutical, biotechnology, academic, agricultural and other customers to derive and study genetic data from any biological source. We have developed a robust set of services, know-how and informatics capabilities that enable our customers to identify genes and genetic variation, and to understand gene expression and function in humans, animals, plants, and lower organisms. Cogenics has one of the broadest portfolios of service offerings in the genomics outsourcing industry and a strong track record including support of over 3,000 clinical trials, IND submissions and BLA filings. Specifically, Cogenics has completed more than 1,700 clinical trial projects for 19 of the top 20 pharmaceutical companies in the world. Our customer base is diverse with no single client representing more than 10% of Cogenics’ business in fiscal year 2008.

We employ a field sales force in the U.S. and Europe to proactively sell our services and we market our offerings globally. We are positioned to accept biological samples from customers located anywhere in the world with access to commercial shipping services and we routinely deliver our product of data, analysis and interpretation through electronic communication channels. In this way, we have coordinated thousands of multi-site and multinational clinical trial genotyping studies over the past 20 years.

Revenue is generated by providing comprehensive DNA and RNA services as outlined here and described in more depth below:

•	isolating and banking DNA and RNA samples;

•	sequencing DNA samples on both the traditional and next generation automated sequencing platforms;

•	performing genotyping assays on several different instrument platforms, which measure the genetic variation present among DNA samples;

•	performing gene expression profiling, and confirmatory validation analysis on microarray platforms and Quantitative Polymerase Chain Reaction, known as QPCR, instrumentation;

•	providing genetic stability testing using DNA sequencing, QPCR and related molecular biology services for biopharmaceutical manufacturers; and

•	developing and providing laboratory-based assays to assist data generation and analysis during small molecule drug-based clinical trials as well as gene therapy and recombinant vaccine studies.

GLP-Compliant RNA and DNA Banking Services

We have developed an innovative program for the long-term storage of RNA and DNA that combines purification processes proven to produce high quality nucleic acids, chain-of-custody documentation through a validated laboratory information management system, known as LIMS, sample security, and retrieval efficiency under Good Laboratory Practices, known as GLP. Our RNA/DNA Banking Program supports the receipt, storage, maintenance, standardization, quality control, and redistribution of RNA/DNA for clients requiring large scale, high quality, controlled archiving. Cogenics has adopted an interactive project management approach to developing custom RNA/DNA archiving. This flexibility allows us to address technical issues specific to the systems and processes of each customer.

In addition, we have addressed customers’ needs for sample anonymization and are able to receive samples with identifying information, recode samples during the accessioning process, and ultimately anonymize samples upon request for future analysis. Both process and informatics solutions are employed to ensure that sample anonymization is performed in compliance with regulatory standards.

Custom DNA Sequencing Services

We have various sequencing technologies in our laboratories to accommodate both high-throughput and highly complex projects. Depending upon the nature of a project, we will develop an optimal sequencing strategy to generate consistent, high quality sequence data for use in applications spanning basic research and those to be submitted to the FDA or other regulatory agencies, including:

•	FDA submission quality sequencing — This sequencing work is designed for presentation in a report that can be incorporated into an application to be submitted to the FDA or other regulatory agencies;

•	Express Sequencing — This service is designed to give customers a “quick look” at high accuracy double or single strand sequence data from one or multiple clones, in which the data is returned to the customer within a very short period of time after receiving the sample;

•	High-throughput sequencing services — This service involves sequencing many clones from a genomic or an expressed sequence tag library utilizing high-throughput automated systems; and

•	Large scale genomic sequencing services — In this service, we construct libraries from a variety of genomic constructs and assemble them into full-length sequences, which can represent hundreds or thousands of genes. Alternately, we can perform directly whole genome sequencing, expressed sequence tag sequencing, and identification of small RNAs, transcriptome analysis, and metagenomics.

Custom Genotyping Services

Our service offerings in genotyping enable our customers to identify genetic variations and specific biomarkers for a wide range of applications. These include:

•	creating better informed, or “smarter,” clinical trials through the design of protocols that result in enrichment for response via the inclusion of those patients most likely to benefit from the proposed therapeutic product;

•	facilitating earlier “go/no-go” decisions on whether to proceed to the next phase of clinical trial testing, which should result in more efficient use of clinical resources;

•	reducing the size and, hence, the cost, of late-stage clinical trials by enrolling patients who are most likely to respond to a drug and/or are least likely to suffer an adverse reaction; and

•	testing for individual susceptibility to disease or response to pharmaceutical treatments.

The key components of our offerings are:

•	a broad range of platform options including genotyping by restriction fragment length polymorphism mapping, mass spectrometry, sequencing, and microarray;

•	a comprehensive catalog numbering in the hundreds of standardized genotyping assays for commonly requested SNP assays such as the liver drug metabolizing cytochromes and transporter genes. These are available for non-regulated or regulated environments;

•	the ability to design, discover, develop and validate custom genotyping assays and then analyze samples with these validated assays on multiple platforms in non-regulated or regulated environments. In support of custom biomarker discovery, we may access our HAPtm Database, which contains highly informative, proprietary measures of genetic variation for more than 8,000 pharmaceutically relevant genes; and

•	GLP for compliant genotyping services for assessing genomic variation among patients in a clinical trial, thereby permitting pharmaceutical and biotechnology companies to incorporate genomic variation information in their regulatory filings. For instance, we develop, validate, and run GLP-compliant genotype testing in support of global clinical trials (Phase I through Phase IV) for a wide variety of drug metabolism and drug target genes. GLP genotyping methods are developed and validated in accordance with Standard Operating Procedures, known as SOP’s, detailing our formal validation program. Our GLP assays include full chain-of-custody documentation, QA data audits, and comprehensive data review to ensure that results are suitable for regulatory submission. Cogenics’ services in this area to date have been utilized in over 1,700 clinical trials.

Gene Expression Profiling Services

Our gene expression profiling service provides a snapshot of the genes expressed in an organism, tissue or cell at a specific time. For example, by comparing the expression of genes in a normal organism to a mutant organism, for example, we can ascertain information about the function of those genes with modified expression patterns, and the effect of such genes. By determining how a modified gene, exposed to a chemical agent, or other biological permutation affects the expression patterns of large complement of genes, we gain insight into biochemical and biological pathways that may be relevant to the development of therapeutics and diagnostics.

•	We provide GLP-compliant RNA preparation, transcript profiling and data analysis and microarray services using Affymetrix Genechip® Gene Expression Analysis Arrays, Agilent Oligo microarrays and the proprietary MirChiptm technology we developed with Rosetta Genomics, as well as Laser Capture Micro dissection and the ability to process paraffin-embedded tissues on a fee-for-service basis.

•	We are able to complement our microarray gene expression profiling service with confirmatory microarray validation studies using QPCR technology in both unregulated and regulated environments.

•	In September of 2006, Cogenics joined with other participants of the Micro Array Quality Control, or MAQC, Consortium in publishing the results of the FDA-led initiative to assess the precision, reproducibility and comparability of microarray gene expression data. Cogenics’ contribution was unique in the generation and analysis of multi-platform gene expression data and resulted in three publications in the September 2006 issue of Nature Biotechnology. Cogenics is continuing to participate in the current MAQC Phase II study which is expanding upon the initial Phase I results.

Genetic Stability Testing Services

Genetic Stability Testing, or GST, services assist clients in meeting the regulatory guidelines established for the development and maintenance of genetically engineered bacteria or cell lines that produce biotechnology products. We analyze and provide a comprehensive report on the genetic integrity of cell banks used to produce recombinant proteins, monoclonal antibodies, gene therapy, and vaccine products, which is essential for creating a reliable process that produces a pure biologic product in high-yield quantities. We believe that the need for these services is increasing rapidly because there are a growing number of biotechnology products entering the clinical development pipeline. Under this system, we conduct studies under the requirements of GLP and cGMP, as promulgated by the FDA. Our compliance with these regulations is defined in our quality policy manual and our standard operating procedures. Our quality assurance department reviews all project documentation and final reports to insure that they are compliant with applicable GLP/cGMP regulations. Our GST services include:

•	DNA sequencing — circumvents issues associated with having insufficient DNA and provides our clients with complete sequence data;

•	Copy number — monitors the number of copies of a gene contained within a cell; predictable changes in their copy number during production scale-up assures regulatory authorities that the process is well controlled;

•	Insertion number — is similar to copy number but in addition measures the stability of a cell bank;

•	Plasmid loss or rearrangement — detects the percentage of cells that are missing or have undergone a loss or rearrangement of their plasmid; and

•	Phage detection — detects contamination of a bacterial cell bank.

Custom Core Molecular Biology Services

Many of the custom services that we perform require the application of molecular biology techniques either upstream or downstream from the main service provided. As a result, we have the ability to perform a number of molecular biology techniques, which can be offered as a complement to another service, or as a stand-alone service. Some of the more frequently requested services that we offer are:

•	Polymerase chain reaction — known as PCR, can be used to amplify a specific sequence of interest from plasmid, viral, or genomic DNA. We also have the expertise to provide reverse transcription PCR for amplification of an RNA product;

•	Subcloning — A procedure used to transfer a DNA region of interest into a vector that is more suitable for procedures such as DNA sequencing and gene expression. We can provide a strategy for subcloning a variety of different sequence fragments, including PCR products, into standard vector systems;

•	Library screening — During the gene discovery process, customers may find only a portion of a gene of interest. We can use such a gene fragment to screen a library of clones and isolate the full-length cDNA of interest;

•	Southern blot analysis — This analysis is used to determine the gene copy number and map the insertion location; and

•	DNA preparation — Many of our customers need large amounts of DNA for sequencing or probe generation. We have the ability to isolate DNA on a large-scale basis.

Discontinued Offerings

In the past, Cogenics has offered Metabolomics and Biochemical Profiling Services as a result of our acquisition of Icoria. As a result of a portfolio review of its services, Cogenics has decided to de-prioritize this offering and will not actively market them in the future. Moreover, all Icoria governmental grants were completed as of December 2007. Finally, the governmental grant revenues received under the Advanced Technology Program in 2002 was completed during fiscal year 2008, as planned.

Collaborations, Partnerships and Business Development Initiatives

In connection with the commercialization of our services and technology, we enter into third-party agreements from time to time in the ordinary course of business. These third-party agreements may be with partners in the agricultural, government, pharmaceutical, biotechnology industries with academic centers. Other partnerships may be with technology platform providers or private/public partnerships to advance a product or capability necessary to advance the needs of our clients.

Affymetrix

In January 2008, Cogenics announced a marketing agreement for a new drug metabolism service together with Affymetrix using Affymetrix Drug Metabolizing Enzymes and Transporter, known as DMET, Early Access solution. Cogenics has been working closely with Affymetrix to develop the DMET technology, which directly assays 1,069 total biomarkers in 160 Absorption, Distribution, Metabolism and Excretion, known as ADME, genes. The kit includes cytochrome P450 enzymes and drug transporters like MDR1, genetic biomarkers with which Cogenics and Epidauros have extensive working experience. Cogenics and Epidauros will offer the DMET services on a global basis, with limited exclusivity in Europe. The service will enable pharmaceutical customers to generate comprehensive genetic profiles of a patient’s metabolic status to gain a better understanding of pharmacokinetic drug response.

Agilent Technologies, Inc.

In June 2006, Agilent Technologies, Inc. recertified Cogenics for the third year as a Certified Microarray Service Provider for Agilent gene expression microarrays, and that certification was extended to include Agilent array-based comparative genomic hybridization experiments, an emerging field of study.

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

In April 2007, Agilent announced that Cogenics was the first Certified Microarray Service Provider for Agilent’s microRNA microarrays. With this certification Cogenics becomes the initial service provider to offer expression profiling of microRNA on the Agilent platform, giving scientists in research institutions and drug discovery programs immediate access to this important tool for understanding gene regulation.

Algynomics, Inc.

In October 2006, Cogenics signed an agreement to provide genomic testing services to the pain research community based on Algynomics’ proprietary panel of genetic markers. This panel is designed to examine the genetic basis or underpinnings of human pain sensitivity, pain conditions, and responses to existing and new pharmacological agents used to treat pain, inflammation and mood disorders. The genetic panel is the result of more than ten years of rigorous pain research performed at the University of North Carolina’s Center for Neurosensory Disorders located within UNC’s School of Dentistry, and has been licensed to Algynomics for commercialization. The Cogenics genetic pain panel, initially offered as a complex microarray-based genotyping service was launched at the October 2007 American Society of Human Genomics Annual Meeting in New Orleans. The proprietary panel provides researchers with access to more than 3,000 SNP’s for drug and diagnostic development to help determine an individual’s susceptibility to pain. In fiscal year 2008, Cogenics has applied this offering in several projects.

John Innes Centre

In January 2008, Cogenics closed a multi-year agreement with the Norwich, UK-based John Innes Centre, or JIC. Under the terms of the agreement, Cogenics will provide the JIC, with gene expression and other genomics services in a solutions-oriented approach that will help the JIC to enhance its leading-edge plant science and microbiology research. A first result of the collaboration — a custom Brassica gene expression microarray — was developed in conjunction with the J. Craig Venter Institute, and launched in early 2008.

Medical Research Council

In June 2006, Cogenics was re-selected as an official supplier to the Medical Research Council for DNA sequencing along with two other DNA sequencing companies, continuing a relationship with the Medical Research Council across all 35 UK sites for five years.

Rosetta Biosoftware

In March 2008, Cogenics completed work with Rosetta Biosoftware to develop microRNA analysis capabilities for the Rosetta Resolver® Gene Expression Data Analysis System. This new capability has been integrated with the Rosetta Resolver system and will be used to analyze microRNA expression data alongside gene expression data generated using microarrays.

Roche Diagnostics

In March 2006, Cogenics Genome Express and Roche Diagnostics signed a co-marketing agreement in support of the installation by Cogenics of a Roche 454 Genome Sequencer FLX system in its Meylan, France facility. Since June 2007, Cogenics has been offering 454 GS FLX “Next Generation” sequencing technology as a fee-for-service offering to clients worldwide, with applications ranging from whole genome sequencing to genome wide expression profiling, and is collaborating with Roche to co-market the service.

Cogenics’ Market and Competition

Cogenics has earned a reputation as a leading provider of genomics services. This reputation and track record has allowed Cogenics to obtain key contracts with major pharmaceutical and biotechnology companies throughout the world. Cogenics is a fee-for-service contractor and typically takes no ownership position in the intellectual property rights of the services it performs under contract. Several factors influence the current competitive business conditions faced by the unit. First, the total amount of DNA sequencing is increasing due to genome sequencing initiatives, and competitive pressures are increasing in the pharmaceutical industry. Major pharmaceutical companies have made significant financial commitments to pharmacogenomics and gene therapy approaches. Additionally, companies in both the pharmaceutical and biotechnology sectors are facing increasing competitive pressures to reduce fixed expenditures. Pharmaceutical companies are increasingly outsourcing routine procedures to maximize the innovative aspects of their internal efforts. The biotechnology sector has accepted the virtual company model, which supports further outsourcing of routine development efforts. Cogenics has many attributes which have enabled it to compete in this complex environment. Cogenics is recognized as a quality leader among contract molecular biology service providers and has operated under the direction of industry professionals for many years.

We face competition in our GLP-compliant and/or research sequencing, genotyping and associated pharmacogenomics and molecular services from individual researchers at laboratories within institutions such as the National Institutes of Health, who are capable of performing the work themselves, to core laboratories inside companies such as Amgen Inc., GlaxoSmithKline and Pfizer, Inc. Core laboratories can exist either in an academic or government setting or within a medium to large company, which can provide services at a much reduced rate due to subsidizing of overhead expenses. We also face competition from several companies and new entrants in the genomics services market attempting to copy our footprint by offering DNA sequencing, genotyping and/or related molecular biology services.

Commercial competitors include larger participants from the traditional Clinical Diagnostics Testing, such as Quest Diagnostics and LabCorp, and CRO’s, such as Quintiles, Covance, PPD and Bioreliance as well as the service divisions of genomics analysis instrument vendors such as Affymetrix, Illumina, Sequenom, Roche, and Luminex. Niche service competitors, often offering a narrow line of services, include Seqwright, GATC, Genewiz, MWG, Agencourt in sequencing, Expression Analysis and Gene Logic in microarray and DNA Vision in genotyping.

OTHER BUSINESS MATTERS

PGxHealth

Government Regulation

Regulation by governmental entities in the U.S. and other countries is and will continue to be a significant factor in the development, manufacture and marketing of our products. Various federal and state regulations govern or influence the manufacture, safety, labeling, storage, record keeping, performance and marketing of human therapeutic and diagnostic products or services. The extent to which these regulations may apply to PGxHealth varies depending on the nature of the product or service.

The Protected Health Information, or PHI, and the information systems that manage that information in association with our commercial testing business are managed according to the applicable requirements of the Health Information Privacy and Portability Act.

The Centers for Medicare & Medicaid Services regulates all non-research laboratory testing performed on humans in the U.S. under CLIA. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations, has the responsibility for implementing CLIA. So-called “laboratory-developed tests,” such as our FAMILION and PGxPredict tests, are currently regulated under CLIA. Whether or not the FDA has the legal authority to regulate these laboratory developed tests is contested by many.

FDA has issued various draft and final guidance documents relating to pharmacogenomic topics including: pharmacogenomic data submissions, biomarker qualification, tests for heritable markers, drug-diagnostic co-development, and the regulation of In Vitro Multivariate Index Assays. In 2008, the FDA intends to release documents related to design and analysis of pharmacogenetic studies, as well as guidance on related topics such as end-of-phase 2 meetings, adaptive trial design, and enrichment trial design. These guidance documents may or may not relate to our products or the potential products in our development pipeline. At this time, although FDA claims authority to regulate our genetic and pharmacogenetic tests, our products have not been subject to FDA approval for marketing. It is unknown whether or not such a requirement may be imposed at some time in the future.

When developing intellectual property and genetic and pharmacogenetic tests, we use DNA isolated from clinical samples, usually blood samples. We may receive these samples directly from a partner, in which case samples have been collected according to a protocol including, an informed consent, and an institutional review board, or IRB, approval designed and executed by the partner. In some cases, a CRO with which we have a contract collects these blood samples with accompanying personal and medical information about each individual. We will prepare, or, subject to our approval, our CRO may prepare the sample collection protocol and an informed consent and may identify the clinical sites which collect the samples. The individual clinical sites recruit the patients for each clinical study and per the study protocol, explain and obtain a written informed consent document from each patient which includes the patient’s authorization to use the DNA sample and associated data for developing commercial products. Any contracts with the CRO or individual clinical sites require an independent IRB to approve the study protocol and the informed consent. We may also contract directly with clinical sites to collect the samples plus personal and medical information. By whatever means we receive the samples, we have in place procedures to maintain the confidentiality of any of the individuals from whom we receive clinical information and samples. We believe that these procedures comply with all applicable federal, state and institutional regulations.

Our compound, vilazodone, will require approval by the FDA in the U.S. and by other regulatory agencies in other countries in order to be marketed. Gaining marketing approval typically requires preclinical studies, clinical trials and post-marketing surveillance of each compound, in addition to manufacture of the active pharmaceutical ingredient and the drug product(s). This process can take many years and requires the expenditure of substantial resources. Delays in obtaining marketing clearance could delay the commercialization of any therapeutic or diagnostic products developed by us or our customers, impose costly processes and procedures on our assay development or validation activities, diminish competitive advantages and lessen our potential revenues or royalties. Any products we or our customers develop may not receive regulatory approval in a timely fashion or at all. The development of vilazodone is subject to applicable Good Clinical Practice, GLP, and cGMP as outlined by the FDA and other regulatory agencies and provided to the industry in guidance and other regulatory documents. We believe we are in compliance with applicable regulations and employ consultants as needed to advise us throughout the development program. We conduct audits of laboratory and manufacturing sites and monitor and audit clinical investigators to assure their compliance.

Cogenics

Governmental Approval

Cogenics is not dependent upon governmental approval of its current services. However, many of its clients will submit applications for new drugs or devices to the FDA. A significant portion of the projects undertaken by Cogenics are in support of such applications and thus are subject to compliance with standards such as GLP and cGMP established by the FDA and its foreign counterparts. Cogenics employs personnel and utilizes procedures, which it deems necessary to comply with these regulatory standards. Although Cogenics and its services are not themselves subject to FDA approval, Cogenics complies with these regulatory standards in order to undertake this type of project for its clients. By virtue of our work in support of our client’s submissions to the FDA and other regulatory bodies, Cogenics is subject to inspections by the FDA and other federal, state and local agencies on these specific FDA submission projects. Regulatory affairs audit teams from its pharmaceutical and biotech clients frequently inspect Cogenics’ facilities and procedures to ascertain whether Cogenics complies with applicable regulations. To date, Cogenics has not been found in material noncompliance with the FDA or customer requirements. If significant violations were discovered during a client or governmental inspection, Cogenics might be restricted from undertaking additional submission projects until the violations were remedied. In the event that remedying such violations required significant time or financial resources, such violations could have a material adverse impact upon Cogenics.

Governmental Regulations and Environmental Laws

Cogenics is subject to regulations concerning laboratory and occupational safety practices, the use and handling of hazardous chemicals and radioisotopes and environmental protection. Additionally, clinical molecular diagnostics tests performed by Cogenics on behalf of customers require adherence to CLIA regulations in the U.S. Cogenics believes that it is in general compliance with such applicable federal, state and local regulations and does not estimate the costs to comply with these regulations will be material.

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

In June 2004, the Animal and Plant Health Inspection Service, a division of the U.S. Department of Agriculture, or USDA, approved our high-throughput genotyping facility in New Haven, Connecticut, to genotype sheep to determine their susceptibility to scrapie under National Scrapie Eradication Program, or NSEP. We subsequently began processing samples under a contract that the USDA awarded to us as part of NSEP.

Due to the “home-brew” genetic testing component of our business, such as our FAMILION test, we routinely receive PHI. PHI is health information that can be used to identify an individual, such as a person’s name, Social Security Number, telephone number, and address. We are required under the Health Insurance Portability and Accountability Act of 1996 to maintain the privacy of PHI, and we are committed to doing so.

Patents and Proprietary Technology

We rely on patents, trade secrets, non-disclosure/confidentiality agreements to develop and maintain our competitive position. All employees are required to execute agreements providing that all inventions conceived by them while employed buy us are our exclusive property.

PGxHealth

Clinical Data’s PGxHealth team has been identifying, acquiring and advancing intellectual property relating to genetic markers as a foundational aspect of our business plan. We have obtained these markers through in-licensing, acquisitions and our own internal development capabilities. While the company does not identify all of the markers it acquires for competitive reasons, certain markers have been publicly identified and communicated through various means.

As of March 31, 2008, PGxHealth has a patent estate for assets developed through its own efforts consisting of six issued U.S. patents, thirteen pending U.S. patent applications, twelve pending foreign patent applications, and two international patent applications under the Patent Cooperation Treaty. One of the issued U.S. patents is co-owned by Duke University. These patents are directed mostly to associations between genetic markers and drug response (efficacy or adverse events) or disease endpoints, such as vilazodone response, clozapine-induced agranulocytosis, and susceptibility to schizophrenia.

In addition to the patents that it owns, PGxHealth has exclusively in-licensed rights under a variety of issued patents and pending patent applications, as follows:

•	ten issued U.S. patents, four pending U.S. patent applications, 336 issued foreign patents, and 124 pending foreign patent applications owned by Merck relating to vilazodone, methods for manufacturing vilazodone, and methods of using vilazodone to treat depression and other anxiety disorders;

•	five issued U.S. patents, three issued foreign patents, and seven pending foreign patent applications owned by the University of Utah relating to the diagnosis of inherited LQTS;

•	one issued U.S. patent, three pending U.S. patent applications, ten issued foreign patents, and six pending foreign patent applications owned by Innate Pharma relating to a genetic marker predictive of rituximab response, heparin-induced thrombocytopenia, and cytokine release syndrome;

•	one issued U.S. patent owned by St. Jude Children’s Research Hospital (exclusively sublicensed to Prometheus Laboratories Inc. and Specialty Laboratories, Inc.) relating to genetic markers predictive of thiopurine toxicity;

•	one issued U.S. patent owned by Yale University (exclusively sublicensed to Siemens Medical Solutions Diagnostics) relating to the coupled amplification and sequencing of DNA; and

•	one issued U.S. patent owned by Vanderbilt University relating to a genetic marker predictive of drug-induced cardiac arrhythmia.

Some specific examples of biomarkers that form the foundation of our current and future tests are:

•	FCGR3A — The Fc receptor is a protein found on the surface of certain cells — including natural killer cells, macrophages, neutrophils, and mast cells — that contribute to the protective functions of the immune system. Fc receptors bind to antibodies that are attached to infected cells, tumor cells, or invading pathogens. Their activity stimulates phagocytic or cytotoxic cells to destroy microbes, tumor cells, or infected cells by antibody-mediated phagocytosis or antibody-dependent cell-mediated cytotoxicity. There is increasing evidence that the Fc portion of the anti-tumor mAbs (rituximab, traztuzumab, cetuximab, infliximab etc) is a major component of their therapeutic activity, through binding to Fc gamma receptors expressed by effect or cells present in the tumor environment [Fc Gamma Receptors: A Magic Link with the Outside World, Sautès-Fridman, C et. al., American Society of Human Immunology Quarterly (ASHI), Fourth Quarter 2003].

•	MDR-1 — P-glycoprotein (PGP), the product of the multidrug resistance gene (MDR1), acts as an energy-dependent efflux pump that exports its substrates out of the cell. PGP expression is an important factor regulating absorption of a wide variety of medications. It has also been associated with intrinsic and acquired cross resistance to a number of structurally unrelated anticancer drugs [Cancer multidrug resistance: A review of recent drug discovery research, Liscovitch, M. et. al., IDrugs. 2002 April 5(4):349-55].

•	CYP2D6, (cytochrome P450 2D6) is the best studied of the DMEs and acts on one-fourth of all prescription drugs, including some of the SSRI and tricylic antidepressants, and betablockers such as Inderal and the Type 1A antiarrhythmics. Approximately 10% of the population has a slow acting form of this enzyme and 7% a super-fast acting form. As many as 35%, varying by ethnicity, are carriers of a non-functional 2D6 allele, especially elevating the risk of ADRs when these individuals are taking multiple drugs. Drugs metabolized by CYP2D6 include Prozac, Zoloft, Paxil, Effexor, hydrocodone, amitriptyline, Claritin, cyclobenzaprine, Haldol, metoprolol, Rythmol, Tagamet, tamoxifen, and the over-the-counter diphenylhydramine drugs, Allegra, Dytuss, and Tusstat. CYP2D6 is responsible for activating the pro-drug codeine into its active form and the drug is therefore inactive in CYP2D6 slow metabolizers. The *42 allele, which we have intellectual property to, is attributed to the intermediate metabolizers and is the second most frequent functional allele [www.edhayes.com/startp450.html].

•	CYP2B6 — is also a member of the cytochrome P450 group of enzymes. It is involved with metabolizing nicotine, along with many other substances including the HIV drug effavirenz (NRTI) and the antidepressant Buproprion [www.edhayes.com/startp450.html].

•	MRP-1 — Human Multidrug Resistance protein known as MRP1 confers resistance to many natural product chemotherapeutic agents (anthracyclines and A member of the ABCC branch of ATP Binding Cassette (ABC) superfamily and has been designated ABCC1 for example) and actively transports structurally diverse organic anion conjugates (glutathione and glucuronide, for example) [Determinants of the substrate specificity of Multidrug Resistance Protein 1 (MRP1): role of amino acid residues with hydrogen bonding potential in predicted transmenbrane helix 17*, Zhang, D., et. al., J Biol Chem. 2002 June 7;277(23):20934-41]

•	The FAMILION family of tests detects mutations in genes responsible for several inherited cardiac diseases, enabling molecular diagnosis of these diseases and allowing physicians to tailor treatment based on specific knowledge of the cause of a patient’s disease. The FAMILION LQTS test is performed across five genes including KCNQ1 for LQT1, KCNH2 for LQT2, SCN5A for LQT3, KCNE1 for LQT5 and KCNE2 for LQT6. For LQT1 patients, there is a significantly higher risk for cardiac events when mutations are located in the transmembrane region rather than in the C-terminus. LQT1 and LQT2 patients show a significant reduction in cardiac events with beta-blocker therapy, however, beta-blocker therapy has been shown to be less effective for LQT2 patients. Beta-blocker therapy has not been shown to provide reliable protection against cardiac events for LQT3 patients. Knowing a patient’s genotype will allow for proper lifestyle modifications, decreasing the risk for cardiac events. Our FAMILION test will identify a genetic mutation in approximately 75% of patients with a high index of suspicion for LQTS. The second FAMILION test is for BrS. It identifies mutations in the SCN5A gene, the main gene responsible for this syndrome.

PGxHealth also has non-exclusively in-licensed rights under a variety of issued patents and pending patent applications relating to, for example, genetic markers predictive of warfarin dose response, genetic markers predictive of irinotecan toxicity and the diagnosis of inherited hypertrophic cardiomyopathy.

Epidauros

As of March 31, 2008, Epidauros’ patent estate consists of three issued U.S. patents, ten pending U.S. patent applications, 45 issued foreign patents, and 17 pending foreign patent applications. This patent estate is directed generally to clinically relevant markers/alleles of certain drug metabolism and transport genes, including MDR-1, MRP-1, OCT1, CYP2D6, and CYP2B6.

In addition to the patents and patent applications that it owns, Epidauros has also exclusively and non-exclusively in-licensed rights under a variety of issued patents and pending patent applications. These patents and patent applications relate to the detection of the *4 allele of the CYP2D6 gene, and the diagnosis of early-onset Alzheimer’s disease via detection of the ApoE4 allele.

Prior to our acquisition, Epidauros has on occasion out-licensed some of its patent rights to third parties, and has done so routinely under its CYP2D6 patent families.

Cogenics

Patents and Proprietary Technology

Cogenics is a fee-for-service contractor and typically takes no ownership position in the intellectual property rights of the services it performs under contract. We do rely on patents, trade secrets, non-disclosure agreements, and copyrights to protect our own proprietary technologies and information.

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

Backlog

Our backlog totaled $11.1 million at March 31, 2008 as compared to $8.0 million at March 31, 2007 and is expected to be fulfilled by March 2009.

Seasonality

Our second fiscal quarter (July, August and September) and our fourth quarter (January, February and March) are often impacted by seasonality in business volumes and related revenues. European academic and pharmaceutical clients take vacations in late July and August and, as a result, demand for Cogenics’ services are weaker than in other periods during the year. Medical practices in the U.S. also experience a decline in voluntary procedures such as examinations during this period, which results in a decline in testing. Consequently, we may experience a decline in revenue growth and net income from first fiscal quarter levels during our fiscal second quarter, reflecting this slowdown in business activity. A similar phenomenon happens in the third quarter as volumes tend to be very robust before the holidays in December but are historically low directly after the holidays and recover in the first quarter.

Employees

The Company had 304 full-time and equivalent employees as of March 31, 2008. Of this total, approximately 219 employees are employed in the U.S. and 85 are employed in Europe.

Environmental Matters

We do not believe that compliance with federal, state or local regulations relating to the protection of the environment has any material effect on our financial or competitive position.

Significant Customers

No customer comprises 10% or more of our consolidated revenues.

Discontinued Operations

As part of our decision to focus on the development and commercialization of targeted therapeutics and predictive tests from our growing portfolio of proprietary genetic biomarkers, we sold Vital Diagnostics, Pty., or Vital Diagnostics, in November 2006, Clinical Data Sales and Service, Inc., or CDSS, in June 2007, Vital Scientific B.V., or Vital Scientific, in October 2007 and Electa Lab s.r.l., or Electa Lab, in November 2007. Accordingly, we classified these businesses as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.

Vital Diagnostics

On November 13, 2006, we sold Vital Diagnostics, a distributor of scientific instrumentation, equipment and reagents in Australia and New Zealand for net proceeds of $1.0 million. The buyer was funded by Adrian Tennyenhuis, Vital Diagnostic’s general manager and holder of the 7.5% minority interest, and New River Management IV, LP, or NRM, an affiliate of Third Security, which is controlled by Randal J. Kirk, our Chairman of the Board. We recorded a loss on disposal of $178,000, in connection with the sale during the year ended March 31, 2007.

CDSS

On June 18, 2007, we sold CDSS, a distributor of scientific instrumentation, equipment and reagents, and lab management and consulting services, to Vital Diagnostics Holding Corp., which is funded and controlled by NRM for proceeds at closing of $7.0 million. During the year ended March 31, 2007, we recorded a loss of $7.0 million to adjust the net assets of CDSS to fair value. The Stock Purchase Agreement included a provision to adjust the purchase price based on the final closing balance sheet. Based on the final closing balance sheet and the costs of the transaction, an additional loss of $635,000 was recognized during the year ended March 31, 2008.

Vital Scientific

On October 25, 2007, we sold Vital Scientific, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to the ELITech Group, an unrelated third-party, for total proceeds of $15.0 million. A gain of $8.6 million was recorded during the year ended March 31, 2008.

On April 9, 2008, the ELITech Group paid €200,000 as additional consideration based on the final closing balance sheet resulting in a total gain on the sale of Vital Scientific of $8.9 million. The additional gain of approximately $315,000 will be recognized in the first quarter of fiscal 2009.

Electa Lab

On November 14, 2007, we sold Electa Lab, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to Vital Diagnostics B.V., which is funded and controlled by NRM, for $2.5 million. We recorded a loss of $38,000 from the sale during the year ended March 31, 2008.

For summarized financial information on the discontinued operations, please see Note 3 to the Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Clinical Data:

Risk Factors Relating to Our Business and Operations

Without additional capital raising opportunities, we will not have sufficient cash resources available to fund our current level of activities beyond September 2009, including our Phase III clinical trial program for our lead product candidate, vilazodone.

At March 31, 2008, we had cash, cash equivalents and marketable securities totaling $67.5 million. Our projected uses of cash includes cash to fund operations, capital expenditures, continued research and product development, sales and marketing, existing debt service costs, and potential strategic acquisitions. We have undertaken several steps to improve liquidity and reduce our projected uses of cash, including the divestiture of non-core assets. We believe that our cash and cash availability will be sufficient to fund our operations through September 2009.

We anticipate that the total remaining cash required to file an NDA with the FDA for vilazodone will be between $65-70 million, which may require us to consider additional sources of capital in the future. These projections do not include any financial or other contributions to vilazodone’s clinical development program from third parties including potential partnering opportunities with pharmaceutical or biotechnology companies. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and delay the planned vilazodone NDA filing, which could harm our financial condition and operating results.

Given our current product development efforts which have resulted in significant net losses, we expect to incur net losses for the foreseeable future.

We have incurred operating losses since the fiscal year ended March 31, 2006. At March 31, 2008, we had an accumulated deficit of approximately $118.8 million. We expect to incur substantial additional operating losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase, particularly with respect to vilazodone.

To become profitable, we, either alone or with collaborators, must successfully develop, manufacture and market our current and future product candidates, including vilazodone, and other products and continue to leverage our existing technologies to generate product and services revenue. It is possible that we will never have significant product sales revenue to become or sustain profitability.

In previous clinical trials performed by others, vilazodone failed to demonstrate significant efficacy and we may be unable to develop a commercially viable drug.

In clinical trials conducted prior to our initial Phase III clinical trial, vilazodone was found to have an acceptable safety profile for its stage of development and demonstrated efficacy comparable to that of active comparators in Phase II studies, but failed to demonstrate a statistically significant improvement in efficacy when compared to placebo. In our initial Phase III clinical trial, vilazodone met both its primary and secondary endpoints for efficacy in depression, and we were able to identify candidate biomarkers for a potential companion pharmacogenetic test for response to vilazodone. We have launched a second confirmatory Phase III trial and we do not expect to unblind the data until late in fiscal year 2009 or early in fiscal year 2010. This data may not show that vilazodone was effective in this study overall or in a sufficient number of patients for us to use our biomarker data to attempt to develop a commercially viable product. In addition, it is possible that with incremental exposure of greater numbers of patients to vilazodone, adverse events may arise that have not been observed in the clinical program to date. Unanticipated adverse drug events, in terms of frequency or severity, could cause us to terminate the development program. Until all of the data from the trial can be collected and analyzed and reviewed in conjunction with our genetic marker discovery data, we will not know whether vilazodone will be shown to be safe and effective or to be a product that has commercial value. Regulatory review by the FDA will ultimately determine whether the drug gains marketing approval. We also do not know if additional clinical or non-clinical investigations may be required by FDA based on data generated during the ongoing clinical development program, manufacturing, and other efforts related to vilazodone including the biomarker development efforts. The outcome of this process is uncertain and delays in the process are possible, as is failure to obtain FDA approval or gain market acceptance for vilazodone which could adversely impact our commercial prospects.

Personalized medicine and pharmacogenomics is an emerging field, and therefore regulatory approval of our drug candidate and diagnostic tests may take longer and be less predictable than approval for untargeted medicines. Ultimately, personalized medicine may prove to be an unsuccessful industry, which would have a material adverse impact on our business and prospects.

Personalized medicine is an emerging field and represents a new approach in healthcare, one which ultimately may not prove successful. Our business strategy involves seeking marketing approval for our current and potential new drug candidates with the use of a diagnostic test to pre-screen subsets of patient populations most likely to achieve therapeutic benefit and/or minimal side effects. This approach to drug development may not be scientifically feasible and may be unsuccessful as a commercial alternative to existing patient care.

Moreover, the FDA has issued guidelines on the approval process for drugs with associated diagnostics and independent test, and it remains to be seen how the FDA will develop and implement standards for evaluation of integrated drug/diagnostic products such as ours. For example, for any given drug we do not know how effective our diagnostic must be in pre-screening patients in order to achieve marketing approval. Any genetic association that we identify may not be viewed by the FDA as valid or the FDA may impose unreasonable burdens in establishing efficacy, safety, utility and validity. Further, we may be unable to meet the current guidelines, or other future standards, issued by the FDA. In addition, because our approach involves the application of new technologies, various governmental regulatory authorities may subject our products to additional requirements and review. As a result, these authorities may grant regulatory approvals more slowly than for untargeted medicines. If we are unable to obtain FDA approval or experience a delay in such approval, where required, the development of our drug candidates and diagnostics may not occur or may occur more slowly than anticipated, and our business would suffer as a result.

If our assumption about the role of genes in diseases or drug response is wrong, we may not be able to develop useful products.

The products we hope to develop involve new and unproven scientific approaches. They are based on the assumption that information about an individual’s genes may help scientists to better understand complex disease processes and that the magnitude of the effect of these genes is clinically and commercially useful. Scientists generally have a limited understanding of the role of genes in diseases and few products based on gene discoveries have been developed. Of the products that exist, most are diagnostic products. If our assumption about the role of genes in the disease process is wrong, our development programs may not result in products.

We may not successfully develop or derive revenues from any products.

We use our technology and research capabilities to identify genes and gene variations that contribute to certain diseases and then develop compounds to target populations in which variation in these genes affects outcomes. Although we have identified genes and polymorphisms that we believe are likely to be associated with certain phenotypes, we may not be correct and may not be successful in identifying any other similar genes or in developing drugs or tests based on these discoveries. Any pharmaceutical or diagnostic products that we or our collaborators are able to develop will fail to produce revenues unless we:

•	establish that they are safe and effective;

•	establish that they are clinically valid and useful;

•	successfully compete with other technologies and products;

•	ensure that they do not infringe on the proprietary rights of others;

•	establish that they can be manufactured in sufficient quantities at reasonable costs;

•	obtain and maintain regulatory approvals for them; and

•	market them successfully.

We may not be able to meet these conditions. We expect that it will be years, if ever, before we will recognize significant revenue from the development of therapeutic or diagnostic products.

We may not derive significant revenues from our diagnostic tests.

We currently offer our FAMILION family of tests including LQT, BrS, CPVT and HCM, as well as DNA-based pharmacogenetic tests for warfarin and rituximab and are currently developing additional DNA-based diagnostic tests. Our ability to derive revenues from these tests will depend on, among other things, continued certification of our reference laboratory under CLIA by the State of Connecticut and other states, our continued compliance with applicable regulatory requirements and acceptance of the test by physicians. In addition, we may not be able to secure third-party insurance or other reimbursement for our tests. The path, timing and amount of third party reimbursement are unknown at this time. Accordingly, patients may have to pay for certain tests themselves and may be unwilling or unable to do so. As a result of these factors, we cannot predict whether or not we will be able to derive significant revenues from these tests.

If physicians and patients do not accept and use our tests and drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA approves our drug candidates, physicians and patients may not accept and use them. Acceptance and use of these products may depend on a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•	accuracy and reliability of our laboratory testing;

•	availability of reimbursement for our products from government or healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

The failure of our drug candidates to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recoup product development costs, and our revenues and earnings may decline.

Our future success depends on our ability to broadly market existing technologies, products and services; to develop and introduce new product and service offerings; and to grow our business in the blood analysis instrumentation, diagnostic assays DNA-based diagnostic and therapeutic products and human biomarker markets. We expect to commit substantial resources to developing new products and services as well as to continue marketing the existing products and services. If the market for these products and services does not develop as anticipated, or demand for our current product and service offerings does not grow or grows more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue and our business and operating results could be adversely affected.

If our products are not granted adequate reimbursement from third-party payers, we may be unable to successfully commercialize our products and we may never achieve widespread market acceptance of our products.

Our ability to successfully sell our drug and biomarker tests in the U.S. and other countries depends on the availability of adequate reimbursement from third-party payers such as private insurance plans, managed care organizations and Medicare and Medicaid. Virtually all of our revenues for such products will be dependent on customers who rely on third party reimbursement. Third-party healthcare payers in the U.S. are increasingly sensitive to containing healthcare costs and heavily scrutinize new technology as a primary factor in increased healthcare costs. Third-party payers may influence the pricing or perceived attractiveness of our products and services by regulating the maximum amount of reimbursement they provide or by not providing any reimbursement. Medical community or third-party healthcare payers may deny or delay acceptance of our products or may provide reimbursement at levels that are inadequate to support adoption of our technologies.

If these payers do not reimburse for our drugs or companion biomarker tests, or only provide reimbursement significantly below the costs of such products, our potential market and revenues will be materially limited. Use of our products may never become widely reimbursed and the level of reimbursement we obtain may never be sufficient to permit us to generate substantial revenue.

We recently have entered into new business areas and may not have the expertise, experience and resources to pursue all of our businesses at once.

Individually, each of Clinical Data, Genaissance, Genome Express, Icoria and Epidauros has had experience in their respective areas of expertise, but we have only limited experience in pursuing all of the facets of these businesses at once. As a result, we may not have the experience, the appropriate expertise or the resources to pursue all businesses in our combined company and we may discover that some of the new facets of the combined business are not what we previously believed and are not financially viable.

If we are unable to develop and/or in-license or otherwise acquire new products and technologies, we may not be able to grow our company successfully.

To date, we have relied significantly on acquisitions and in-licensing of intellectual property for our growth. For example, in 2005 we acquired three companies, including Genaissance, which provided us with our lead drug candidate, vilazodone, and most of the assets at PGxHealth. If we are unable to develop products and services internally, or to acquire companies or other technologies, we may not be able to continue our growth or to establish a leadership position in our industry. Additionally, even if such companies and/or other assets are available, we may not be able to acquire them on reasonable terms and therefore be required to pay a premium for their acquisition.

Due to our recent merger activity, it may be more difficult to obtain additional financing at favorable terms, if at all.

Because we have operated as an integrated enterprise for only two full fiscal years, and as a combined company we have a significant history of losses, it may be more difficult to encourage investment in our company through public and additional private stock offerings, arrangements with corporate partners, credit facilities or from other sources. We may never realize enhanced liquidity in the public markets because the overhang in the public markets as a result of recent merger transactions may dissuade new investors. We will need to raise additional capital to fund our current level of activities beyond September 2009. If we are unable to secure adequate financing, we will not be able to pursue our product development and commercialization strategies as currently planned.

Because a significant portion of our total assets are represented by goodwill that is subject to mandatory annual impairment evaluations, we could be required to write-off some or all of this goodwill which may adversely affect our financial condition and results of operations.

We accounted for the acquisitions of Genaissance, Genome Express, Icoria and Epidauros using the purchase method of accounting. The purchase prices for these businesses were allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the respective mergers. The unallocated portions of the purchase prices were allocated to goodwill. Approximately 33% of our total assets at March 31, 2008 are goodwill and other intangibles, of which approximately $31.1 million is goodwill. In accordance with Statement of Financial Accounting Standards No. 142, goodwill is not amortized but is reviewed annually or more frequently if impairment indicators arise. The unamortized values of other intangibles are reviewed if certain conditions exist. During the fourth quarter of fiscal 2007, we assessed the recoverability of the intangibles acquired in the Icoria acquisition and were required to record an impairment charge of $2.6 million as the assets were not considered recoverable; there was no impairment charge during fiscal 2008. When we perform future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

We may be unable to successfully complete the integration of the businesses of Genaissance, Genome Express, Icoria and Epidauros.

During fiscal year 2006, we consummated mergers with Genaissance and Icoria and acquired all of the capital stock of Genome Express; in fiscal year 2008 we acquired Epidauros. The integration of these businesses has required and continues to require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations. We have employees widely dispersed across our operations in Massachusetts, Connecticut, North Carolina, Texas and other domestic and foreign locations, which has increased the difficulty of integrating operations. The continuing challenges involved in this integration include, but are not limited to:

•	retaining existing customers and strategic partners of each company;

•	coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

•	preserving the value of various research and development, collaboration, distribution, manufacturing and other important relationships;

•	effectively managing the diversion of management attention from business matters to integration issues;

•	eliminating corporate overhead and consolidating administrative functions;

•	combining product offerings and incorporating acquired technology and rights into product offerings effectively and quickly; and

•	developing and maintaining uniform standards, controls, procedures and policies.

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

Any future acquisitions involve various risks, including:

•	difficulties in integrating the operations, technologies and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	potential loss of key employees of the acquired companies.

The failure to successfully integrate businesses we acquire in the future could have a material adverse impact on our business and results of operations.

We are dependent upon certain key personnel.

We are highly dependent upon the principal members of our management, legal and scientific staff, including Andrew J. Fromkin, our President and Chief Executive Officer, C. Evan Ballantyne, our Chief Financial Officer, Caesar J. Belbel, our Chief Legal Officer and Carol R. Reed, M.D., our Chief Medical Officer. The loss of the service of any of these persons or other senior managers and key scientific and other personnel could seriously harm our business operations, product development and commercialization efforts.

We must implement additional and expensive finance and accounting systems, procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

Beginning with this Annual Report for our fiscal year ended March 31, 2008, we are required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 of the Sarbanes-Oxley Act has and will continue to increase our costs and require additional management resources. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in any future fiscal year, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline and could limit our ability to raise funds necessary to continue our operations.

In order to conduct clinical trials and to market our drugs, we will have to develop methods to produce these drugs using approved methods and at commercially viable rates.

In order to conduct clinical trials and ultimately to market any drugs we may develop, we or our third party contractors will need to obtain chemicals and components and, in some cases, licenses for proprietary formulation technology necessary for the manufacture of the products from third parties. We or our contractors will then need to implement the necessary technology in order to produce the drugs to exacting standards set by us and regulatory bodies. This is an uncertain and time consuming process; any disruption in it may delay or harm our ability to continue clinical development. For drugs which have reached the last stage of clinical trials, we or our contractors will have to develop methods to scale up the production of the drug at commercially viable rates. If we are not able to scale the process in a timely manner or do not have the ability to produce the drug economically, we may not be able to enter the market with a viable product. This would harm our financial and commercial prospects.

If we cannot successfully form and maintain suitable arrangements with third parties for the manufacturing of the products we may develop, our ability to develop or deliver products may be impaired.

We have little experience in manufacturing products for commercial purposes and do not have manufacturing facilities. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely on contract manufacturers for the production of products for development and commercial purposes. While we have signed contracts with suppliers for the production of vilazodone material and tablets for our clinical trials and have contracted for sufficient materials to complete these trials, we rely on these contract manufacturers to fulfill this need. Failure of those contract manufacturers would seriously harm our ability to complete our clinical trial program for vilazodone and to have suitable product to commercialize.

The manufacture of our products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. In the event that we are unable to develop satisfactory manufacturing facilities or obtain or retain third party manufacturing for our products, we will not be able to commercialize such products as planned. We may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP, and other regulatory requirements. Our current dependence upon others for the manufacture of our products may adversely affect our ability to develop and deliver such products on a timely and competitive basis and, in the longer term, the profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

New drug and genetic and pharmacogenetic test development involves a lengthy and complex process, and we may be unable to commercialize any of the products we develop.

We have limited experience in developing drugs and tests.

Before we can develop diagnostic tests and commercialize any new products, we need to accomplish some or all of the following:

•	collect and analyze DNA samples;

•	conduct association studies to discover and replicate relationships between genetic variations in the DNA samples and phenotype of interest;

•	undertake clinical trials to validate the efficacy, safety, toxicology, pharmacology, pharmacokinetics and other aspects of our drug candidates, and predictiveness of any related diagnostic tests;

•	expend significant resources;

•	maintain and expand our intellectual property rights;

•	obtain, where necessary, marketing approvals from the FDA and other regulatory agencies; and

•	find collaborative partners with manufacturing and commercial capabilities for our current and future drug candidates and related diagnostics.

The process of developing new drugs and diagnostic tests takes several years. Our product development efforts may fail for many reasons, including:

•	the failure of products in the research and development stage;

•	the high cost of clinical trials and our lack of financial and other resources;

•	the inability to locate partners with sufficient resources to assist in conducting clinical trials; and

•	the lack of clinical validation data to support the validity and utility of our products.

Success in early clinical trials is not replicated often in later studies; few research and development projects result in commercial products. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for revenues from those product candidates. In addition, as we develop products, we may partner with third parties or be required to make significant investments in product development, marketing and selling resources. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we may abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business.

Our operations may be affected by unexpected problems frequently encountered in connection with the development and transition to other technologies and by the competitive environment in which we operate.

Even if we are successful in establishing genetic associations and validating them through clinical trials, there is no guarantee that we will be successful in our product development efforts. Even if we develop products for commercial use, these products may not be accepted by the research, diagnostic, medical and pharmaceutical marketplaces or be capable of being offered at prices that will enable us to become profitable. Our products may not ultimately prove to be useful for commercial markets, meet applicable regulatory standards or be successfully marketed.

Our international operations and sales expose us to foreign currency exchange rate fluctuation risks.

The costs of importation of instruments and other products are subject to foreign currency fluctuations. In fiscal 2008, sales to customers outside the U.S. accounted for approximately 34% of our revenues. We anticipate that international sales will continue to account for a significant portion of our revenues. Most of our sales to international customers are denominated in Euros. To the extent that our sales and operating expenses are denominated in foreign currencies, our operating results may be affected by changes in exchange rates. Such gains and losses may be material and may adversely affect our future operating results. We sometimes engage in limited, transaction specific, foreign currency hedging transactions to reduce our risk; such hedging transaction may not allow us to avoid any currency exchange rate fluctuation risks.

Risk Factors Relating to Our Intellectual Property

If we are unable to protect effectively our intellectual property, we may not be able to operate our business and third parties may use our technology, both of which would impair our ability to compete in our markets.

Our success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which we will operate is still evolving. The degree of future protection for our proprietary rights is uncertain. We will rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued to us or our subsidiaries or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we plan to compete may not protect our intellectual property to the same extent as do the laws of the U.S. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive will be materially impaired.

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

Third parties have filed, and in the future are likely to file, patent applications covering biomarkers and related methods that we have developed or may develop or technology upon which our technology platform depends. If patent offices issue patents on these patent applications and we wish to use the biomarkers or technology, we would need to obtain licenses from third parties. However, we might not be able to obtain any such license on commercially favorable terms, if at all, and if we do not obtain these licenses, we might be prevented from using certain technologies or taking certain products to market.

In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade-secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and strategic partners upon the commencement of a relationship. However, we may not obtain these agreements in all circumstances. In the event of unauthorized use or disclosure of this information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets and other proprietary information would impair its competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects.

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

Patents on our products may not prevent our competitors from designing around and developing similar compounds or compounds with similar modes of action that may compete successfully with our products. Such third party compounds may prove to be superior to our products or gain wider market acceptance and thus adversely affect any revenue stream that we could otherwise expect from sales of our products.

Any patents we obtain may be challenged by producers of generic drugs.

Patents covering innovative drugs, which are also commonly referred to as “branded drugs” or “pioneer drugs,” face increased scrutiny and challenges in the courts from manufacturers of generic drugs who may receive benefits such as limited marketing co-exclusivity if the challenge is successful. Such patent challenges typically occur when the generic manufacturer files an Abbreviated NDA with the FDA and asserts that the patent or patents covering the branded drug are invalid or unenforceable, forcing the owner or licensee of the branded drug to file suit for patent infringement. If any patents we obtain covering our pharmaceutical products are subject to such successful patent challenges, our marketing exclusivity may be eliminated or reduced in time, which would thus adversely affect any revenue stream that we could otherwise expect from sales of our products.

Risk Factors Relating to Our Industry

Our biopharmaceutical or diagnostic product candidates must undergo rigorous clinical trials and regulatory approvals, which could substantially delay or prevent their development or marketing.

Any biopharmaceutical and some of our diagnostic products that we develop will be subject to rigorous clinical trials and an extensive regulatory approval process implemented by the FDA and analogous foreign regulatory agencies. This approval process is typically lengthy and expensive and approval is never certain. Positive results from pre-clinical studies and clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We do not know when, or if, our current clinical trials for vilazodone will be completed. Many factors affect patient enrollment including: the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions we are investigating. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

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

A long-term safety study of vilazodone was launched in December 2007 and a second Phase III study initiated enrollment in March 2008. Manufacture of clinical trial supplies and commercial supplies are also in progress, as well as completion of the non-clinical and other clinical requirements necessary for an NDA filing which is anticipated before the end of calendar 2009. This clinical trial and other efforts related to the development of vilazodone may be delayed for any of the reasons described above, and may take longer than anticipated to initiate and/or to complete.

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

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of chemical, agricultural, pharmaceutical and other such healthcare products and related methodologies. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we or our commercial partners develop may be prevented or inhibited. If we are sued for any injury caused by our products, such liability could have a material adverse effect on our business and results of operations.

We may not be able to compete successfully with other companies and government agencies in the development and marketing of products and services.

A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and our other areas of business, including drug discovery and development, is intense and is expected to increase. We have numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, and other government-sponsored entities and companies providing healthcare information products. Our collaborators, including Roche and Merck, may also compete with us. Many of our competitors, either alone or with collaborators, have considerably greater capital resources, research and development staffs and facilities and technical and other resources than we do, which may allow them to discover important genes or develop drugs based on such discoveries before we do. We believe that a number of our competitors are developing competing products and services that may be commercially successful and that are further advanced in development than our potential products and services. To succeed, we must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors. Even if we are successful in developing effective products or services, our products and services may not successfully compete with those of our competitors, including cases where the competing drugs use the same mechanism of action as our products. Our competitors may succeed in developing and marketing products and services that are more effective than ours or that are marketed before ours.

Competitors have established, and in the future may establish, patent positions with respect to gene sequences related to our research projects. Such patent positions or the public availability of gene sequences comprising substantial portions of the human genome could decrease the potential value of our research projects and make it more difficult for us to compete. We may also face competition from other entities in gaining access to DNA samples used for research and development purposes. Our competitors may also obtain patent protection or other intellectual property rights that could limit our rights, or our customers’ ability, to use our technologies or databases or commercialize therapeutic or diagnostics products. In addition, we face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology.

We expect competition to intensify as technical advances are made and become more widely known. Our future success will depend in large part on maintaining a competitive position in the genomic field. Rapid technological development may result in products or technologies becoming obsolete before we recover the expenses we incur in developing them.

Our ability to compete successfully will depend, in part, on our ability and that of our collaborators to:

•	develop proprietary products;

•	develop and maintain products that reach the market first, and are technologically superior to and more cost effective than, other products on the market;

•	obtain patent or other proprietary protection for our products and technologies;

•	attract and retain scientific and product development personnel;

•	obtain required regulatory approvals; and

•	manufacture, market and sell products that we develop.

Intense competition could reduce our market share or limit our ability to increase market share, which could harm our financial performance.

The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry, which includes our medical instrumentation, reagent and consulting services businesses, is intense and expected to increase as new products, technologies and services become available and new competitors enter the market. Our competitors in the U.S., Europe and Pacific-Asia are numerous and include, among others, large, multi-national diagnostic testing and medical products companies. Our future success depends upon maintaining a competitive position in the development of products, technologies and services in our areas of focus. Our competitors may:

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

We expect to encounter intense competition from a number of companies that offer products in our targeted application areas. We anticipate that our competitors in these areas will include:

•	health care and other companies that manufacture laboratory-based tests and analyzers;

•	diagnostic and pharmaceutical companies;

•	molecular services businesses;

•	companies developing drug discovery technologies;

•	companies developing molecular diagnostic and genetic tests; and

•	companies developing point-of-care diagnostic and genetic tests.

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

Risk factors relating to our common stock

Future sales of our common stock or other securities may dilute our stockholders.

We may sell common stock or other securities in the future in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock or other securities in one or more transactions, existing stockholders who previously purchased our securities may be materially diluted by such subsequent sales.

If the investors in our private placements sell their shares, which have been registered under the Securities Act, the market price of our common stock may decline significantly.

The shares of common stock issued to the investors in our June 2006 and November 2005 private placements, as well as any shares issuable upon exercise of the warrants issued to the investors in those transactions, have been registered under the Securities Act of 1933, known as the Securities Act, and such shares are freely transferable without restriction under the Securities Act (but may be subject to the short-swing profit rules and other restrictions on affiliates under the Securities Exchange Act of 1934, as amended). If a large number of shares are sold into the public market, the market price of our common stock may decline significantly.

Our ownership is concentrated among a small number of stockholders.

Our ownership is concentrated among a small number of stockholders, including Randal J. Kirk, our Chairman, and his affiliates. Mr. Kirk and his affiliates hold approximately 44.6.% of our outstanding common stock as of June 5, 2008, and are thus able to exert substantial control over various corporate matters including approvals of mergers, sales of assets, issuance of capital stock and similar transactions.

The price of our common stock is volatile and could cause investors to lose a substantial part of their investment.

The stock market in general and the stock prices of technology companies in particular, experience volatility which has often been unrelated to the operating performance of any particular company or companies. Our common stock is lightly traded and its price could decline regardless of our company’s actual operating performance. Investors also could lose a substantial part of their investment as a result of industry or market-based fluctuations. If a more active public market for our common stock is not created, it may be difficult for stockholders to resell their shares. A number of additional factors also could cause the prevailing market prices of our common stock to fluctuate significantly and could adversely impact such prices and the ability of our company to raise additional equity capital. Such factors include but are not limited to the following:

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

Our Board of Directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue up to 1,500,000 shares of preferred stock (less any shares previously designated). In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, delay or prevent a change in control of us and, accordingly, could adversely affect the price of our common stock.

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

As of March 31, 2008, we leased or subleased a total of approximately 120,700 square feet of office and laboratory space. The leased and subleased properties are described below:

	Approximate		Expiration
Location	Square Footage	Use	Date

One Gateway Center, Suite 702 Newton, Massachusetts	6,700	Corporate office	8/31/2011
5 Science Park New Haven, Connecticut	29,300	Office and laboratory	1/11/2010
100 Perimeter Park Drive Morrisville, North Carolina	37,000	Office and laboratory	1/31/2015
9441 West Sam Houston Parkway Houston, Texas	15,500	Office and laboratory	12/31/2009
11 chemin des Pres Meylan, France	11,800	Office and laboratory	7/31/2009
Am Neuland 1 Bernried, Germany	7,400	Office and laboratory	6/30/2009
Am Neuland 3 Bernried, Germany	3,000	Office and laboratory	6/30/2009
Hope End Takely, United Kingdom	10,000	Office and laboratory	6/30/2014

We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, such space will be available on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at March 31, 2008 there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our financial position and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol CLDA. The following table sets forth the range of high and low sale prices per share of our common stock for each quarter in fiscal 2008 and 2007 as reported by the NASDAQ and the cash dividends paid with respect to the common stock.

	High	Low

Fiscal Year Ended March 31, 2008(1)
First Quarter	$16.19	$13.00
Second Quarter	$26.99	$13.25
Third Quarter	$28.90	$19.83
Fourth Quarter	$23.26	$15.34
Fiscal Year Ended March 31, 2007(1)
First Quarter	$14.67	$9.71
Second Quarter	$10.67	$7.63
Third Quarter	$11.44	$9.00
Fourth Quarter	$15.26	$10.64

(1)	The prices for the quarters ended before October 1, 2007 have been adjusted to reflect the 3-for-2 stock split effected on that date.

Holders of Common Stock

As of March 31, 2008, there were approximately 444 holders of record of our common stock.

Dividends

We presently intend to reinvest earnings, if any, for use in our business and therefore do not expect to pay cash dividends for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have authorized common stock for issuance under equity compensation plans as follows as of March 31, 2008:

Equity Compensation Plan Information

Weighted Average
	Number of Securities to be	Exercise Price of
	Issued upon Exercise of	Outstanding	Number of Securities
	Outstanding Options,	Options, Warrants	Remaining Available for
Plan Category	Warrants and Rights	and Rights	Future Issuance

Equity compensation plans approved by security holders	2,539,000	$14.53	538,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,539,000	$14.53	538,000

The authorized plans are more fully described in Note 12 in the accompanying consolidated financial statements.

The following performance graph compares the performance of our cumulative stockholder return with that of one broad market index, the NASDAQ U.S. and Foreign Index, and a published industry or line of business index, the Nasdaq Biotech Index. In past years, we used an index comprised of Nasdaq listed stocks with SIC classification 3820-3829: Lab Apparatus and Analytical, Optical, Measuring, and Controlling Instruments as the line of business index for comparative purposes. That index is also shown on the graph below. We elected to switch to the Nasdaq Biotech Index this year because this index provides a more accurate comparative analysis of our current market following the completion of our divestiture of our in vitro diagnostics business line through the sale of our subsidiaries, Vital Diagnostics, Pty., Clinical Data Sales and Services, Inc., Vital Scientific B.V., and Electa Lab s.r.l.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2008

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

Recent Acquisitions Affect the Comparability of the Selected Consolidated Financial Data

As described in above in Item 1, we acquired the following four (4) businesses:

Acquiree	Date of Acquisition

Genaissance Pharmaceuticals, Inc.	October 6, 2005
Icoria, Inc.	December 20, 2005
Genome Express, S.A.	March 7, 2006
Epidauros Biotechnologie A.G.	August 23, 2007

All of the acquisitions were accounted for under the purchase method of accounting; accordingly, their results of operations and balance sheet data have been included in our consolidated financial statements from the date of acquisition only. These transactions are described in further detail in Note 4 to consolidated financial statements.

Further, we have discontinued certain operations that are now classified as discontinued operations. These transactions are described in further detail in Note 3 to consolidated financial statements.

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data
Revenues	34,032	31,556	12,357	—	—
Cost of revenues	26,266	19,703	9,412	—	—

Gross profit	7,766	11,853	2,945	—	—

OPERATING EXPENSES:
Research and development	18,586	11,551	3,493	—	—
Sales and marketing	9,997	5,746	1,299	—	—
General and administrative	27,387	25,922	11,069	863	815
Purchased in-process research and development	—	—	39,700	—	—

Total operating expenses	55,970	43,219	55,561	863	815

Operating loss	(48,204)	(31,366)	(52,616)	(863)	(815)
Interest expense	(531)	(596)	(309)	(31)	(36)
Interest income	2,071	407	92	2	—
Other income (expense), net	519	879	(38)	10	18

Loss from continuing operations before taxes	(46,145)	(30,676)	(52,871)	(882)	(833)
Benefit from (provision for) income taxes	28	(107)	(95)	—	—

Loss from continuing operations	(46,117)	(30,783)	(52,966)	(882)	(833)
Income (loss) from discontinued operations, net of taxes	10,787	(6,739)	2,085	4,277	3,004

Net (loss) income	(35,330)	(37,522)	(50,881)	3,395	2,171
Preferred stock dividend	—	(104)	(97)	—	(525)

Net (loss) income applicable to common stockholders	$(35,330)	$(37,626)	$(50,978)	$3,395	$1,646

Loss (income) per basic and diluted share:
Continuing operations	$(2.42)	$(2.18)	$(5.92)	$(0.13)	$(0.33)
Discontinued operations	0.57	(0.47)	0.23	0.65	0.73

Net (loss) income	$(1.85)	$(2.65)	$(5.69)	$0.52	$0.40

Cash dividends paid per common share	$—	$—	$0.04	$0.07	$0.04
Weighted average shares:
Basic and diluted	19,081	14,186	8,953	6,584	4,119

	March 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$67,480	$14,071	$7,225	$4,171	$1,800
Total assets	129,448	87,490	109,789	41,130	42,144
Long-term obligations	7,684	10,337	13,422	3,165	1,365
Shareholders’ equity	106,075	50,720	59,789	23,809	20,264

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

As a result of our growing portfolio of proprietary genetic biomarkers and the integration and re-branding of the PGxHealth, Cogenics and Epidauros operations, we believe we are emerging as a global leader in the development and commercialization of predictive tests and targeted therapeutics that improve the efficacy and safety of drugs and genetic tests for complex and difficult to diagnose diseases and syndromes. We are also a leading provider of genomic services to pharmaceutical and biotechnology companies. Within PGxHealth, we are utilizing pharmacogenetics to develop predictive tests and safer and more efficacious therapeutics by advancing genetic markers to guide drug development and utilization. We successfully completed our first Phase III clinical trial for vilazodone, our dual-serotonergic compound in development for the treatment of depression and identified proprietary biomarkers of response for vilazodone. In December 2007, we initiated a long-term safety study for vilazodone and a second confirmatory Phase III trial was initiated in March 2008.

Vilazodone

Vilazodone is a small molecule which is both an SSRI and a 5HT1A partial agonist, thus combining in one molecule the current first-line and a common second-line therapy for depression. Our initial Phase III trial was designed to demonstrate the efficacy of vilazodone and to apply our expertise in pharmacogenetics to identify biomarkers that would form the foundation of a companion pharmacogenomic test for vilazodone response.

Positive results of this clinical trial were released in September 2007. The drug met both its primary and related secondary efficacy endpoints. As a result of this achievement, we made a $3.6 million equity milestone payment to Merck. In addition, proprietary biomarkers of response for vilazodone were identified and patents for these biomarkers were filed. We also exercised an option to license from Merck the manufacturing rights of vilazodone for an equity payment of $1.6 million in December 2006 and are proceeding with the manufacturing of the clinical and commercial drug supply in accordance with the applicable regulatory guidelines.

After the announcement of the study results in September 2007 and through the quarter ended December 31, 2007, we prepared and analyzed the data and, in December 2007, we initiated a long-term safety study. The second Phase III study began in March 31, 2008. As previously communicated, these and the ongoing activities relating to vilazodone clinical and genetic development will lead to substantial increases in research and development expenses for PGxHealth over the next eighteen months.

These and additional studies are intended to support an NDA for vilazodone with the FDA, which could be accomplished as early as the end of calendar year 2009. With success, vilazodone would be an important proof-of-concept for us and an early example of a drug launched with the use of a companion pharmacogenetic test. Vilazodone would also be the first drug in the treatment for depression to target a segment of a population where mean response would be greater than that in the overall, unselected population of patients with depression.

While we believe the market potential of vilazodone is significant, funding the continued development of vilazodone is a challenge as Phase III and related studies and other requirements associated with an NDA filing are expensive. We were able to create significant shareholder value by completing the successful Phase III trial and biomarker identification without relinquishing economics to a third party prior to these findings. With the public offering completed in July 2007, we are better positioned to continue with the development of vilazodone, but currently do not have the cash reserves or the cash flow from other sources to fund such development through an NDA submission. In order to successfully commercialize this compound, we will likely enter into a partnership with a third party that has sufficient resources or be required to raise additional capital through the sale of equity and/or debt securities. Establishing a partnership to develop and/or commercialize vilazodone, may reduce financial and other burdens to us and enhance clinical and other co-development efforts for vilazodone. However, a partnership could have an impact on the future economics relating to the marketing of vilazodone and for our shareholders. Additionally, the sale of our equity and debt securities could serve to dilute our stockholders.

Predictive Tests

PGxHealth also leverages its expertise and intellectual property to develop and commercialize predictive tests to aid in the prediction of drug response, as well as, to aid in diagnosis and management of complex clinical conditions. We believe that advances in biomarker identification in the field of pharmacogenomics and in laboratory practices and testing platforms, and the manner in which we focus our development of our predictive tests, serve as a foundation for the adoption of predictive tests by providers and payers. These tests are used to determine which individuals will experience enhanced benefit from specific therapies and may result in the reduction of therapeutic and medical costs as patients experience better clinical outcomes.

PGxHealth’s mission is to leverage its expertise and intellectual property to facilitate market introduction and broad adoption of proprietary predictive tests and targeted therapeutics. We currently provide five tests that are commercially available: the FAMILION tests associated with various cardiac channelopathies, including LQTS, BrS and CPVT mutations and our PGxPredict tests for warfarin and rituximab. We also receive royalties for the sublicense of our intellectual property for TPMT. With a portion of the proceeds we received from the public offering we completed in July 2007, we have launched a provider focused sales force to drive test adoption with an initial focus on the FAMILION tests. We are currently refining the design of our first-generation PGxPredict test for CIA and as a result we have suspended marketing efforts in the near term. We believe the new test will improve the value proposition for patients, providers and payers. This has allowed our growing sales team to focus its efforts on near-term opportunities for test adoption and revenue growth in the established sales channel.

We continue to apply our efforts and expertise to the development of new pharmacogenetic tests that predict drug response, focusing on disease states within the central nervous system/psychiatry, cardiology, oncology and inflammatory diseases therapeutic areas. We are also pursuing additional tests for complex and difficult to diagnose diseases and syndromes that will compliment our FAMILION family of tests. We have a robust pipeline of future tests and expect to launch up to three new tests in fiscal year 2009. We are also actively reviewing investment opportunities to acquire and advance intellectual property that will support test and therapeutic development, enhance and update infrastructure automation and information systems and other related initiatives. These activities are required to reduce the cost of delivery and to increase laboratory capacity relating to delivery of our tests, enhance scalability of lab operations as demand grows for our tests, drive adoption of existing tests, commercialize new tests and enhance reimbursement for the tests, among other key metrics. Based on the current growth of the business and related product development, we expect this increased investment to remain at higher than normal levels through September 30, 2009.

PGxHealth has also made significant progress in its ongoing efforts to contract with private and government health insurers for test coverage and reimbursement. Most recently, we announced that our FAMILION test for LQTS has met the BCBS TEC’s criteria for establishing the diagnosis of LQTS in certain individuals. In addition, as of the date of filing this Form 10-K with the SEC, we have applied to be an approved laboratory provider to all 50 state Medicaid programs and have received approval in 30 states. In the remaining states, we continue to pursue Medicaid through pending claims and contract negotiations. We are a Medicare provider and have made great strides in establishing positive coverage policies and in network contracts with private payers and direct hospital system and institution contracts.

Genomic Services

Our genomic services are marketed to the pharmaceutical, biotechnology, clinical, academic, government and agricultural markets through Cogenics. We believe that Cogenics has earned a reputation as a leading provider of high-quality genomic services in the U.S., Europe and with certain clients with a global presence. This reputation has enabled Cogenics to obtain key contracts with major pharmaceutical and biotechnology companies and academic institutions throughout the world.

Our offerings are focused on enabling our customers to derive and study genomic data from biological sources. We have developed a robust set of services, know-how and informatics capabilities that enable our customers to identify genes and genetic variation, and to understand gene expression and function in plants, animals, humans and lower organisms. We believe we provide one of the widest ranges of DNA and RNA related services in the outsourced genomic services industry. Our experience includes the completion of more than 1,700 clinical trial projects for a broad customer base that includes 19 of the top 20 pharmaceutical companies in the world.

We employ a field sales force in the U.S. and Europe to proactively market and sell Cogenics’ services. We can accept biological samples from customers located anywhere in the world with access to commercial shipping services, and we routinely deliver our products of data, analysis and interpretation through electronic communication channels. In this way, we have coordinated genotyping for hundreds of multi-site and multinational clinical trials.

Our future success in genomic services will depend in large part on maintaining a competitive position in the evolving genomics field. Competition in this market is intense and includes larger and better-financed pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government and other publicly funded agencies, both in the U.S. and abroad. New technologies are rapidly bringing the price of DNA sequencing services down resulting in lower margins. Our future success in this highly competitive market depends on our ability to (i) demonstrate that our recently acquired technology platforms, know-how, and informatics technologies and capabilities are superior to those of such competitors and (ii) continue to develop our technologies and genetic testing franchises. In addition, we must continue to contain costs and move toward profitability while growing revenues and to build long-term relationships with global and regional clients. In January 2008, we entered into a marketing agreement with Affymetrix for a new drug metabolism service called the DMET Early Access solution. Cogenics and Affymetrix worked closely with clients to develop the DMET technology, which directly assays 1,069 biomarkers in 160 ADME genes. The kit includes cytochrome P450 enzymes and drug transporters including MDR1, genetic biomarkers with which Cogenics has extensive working experience and in some instances intellectual property.

Financial Operations Overview

Revenue.  The majority of our revenue is from services related to fee-for-service arrangements or genetic and pharmacogenetic tests deliveries. Revenue for fee-for-service arrangements is recognized upon the later of service delivery or, if applicable, customer acceptance. We maintain relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.

Cost of Revenue.  Cost of revenue consists primarily of salaries and related expenses for personnel, including stock-based compensation expense, laboratory expenses, depreciation, travel and facility costs.

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

Purchased Research and Development Expense.  Purchased research and development expense represents the value of the in-process research and development projects at Genaissance and Icoria that had not yet reached technological feasibility and had no alternative use at their dates of acquisition in fiscal 2006. Such costs were expensed in accordance with SFAS No. 141, Business Combinations, (see Note 4 to the consolidated financial statements for the method and assumptions used to value the in-process research and development).

Interest and Other Income (Expense), Net.  Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Other income (expense), net consists primarily of foreign currency gains (losses).

Changes in Foreign Currency Rates

A portion of our balance sheet is denominated in Euros, the functional currency of our French and German operations, and British Pounds, the functional currency of our United Kingdom operations. The effect of translation of these local currencies into U.S. dollars for reporting purposes is reflected as a separate component of stockholders’ equity. The gains or losses from foreign currency transactions are included in other income (expense). The Euro strengthened against the U.S. dollar by 4.9% during fiscal 2008 and by 5.9% during fiscal 2007 from the respective prior fiscal year’s closing rates. The results of our European operations can be significantly impacted by changes in these foreign exchange rates.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, allowances for doubtful accounts, intangibles, goodwill, accrued expenses and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition — The majority of our current revenue is from services related to fee-for-service arrangements or genetic and pharmacogenetic tests deliveries. Revenue for fee-for-service arrangements is recognized upon the later of service delivery or, if applicable, customer acceptance. We maintain relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.

Revenue is also derived from fees for licenses of intellectual property, commercial partnerships and government contracts and grants. Revenue from commercial contracts are generally related to service fees, milestone achievements and deliveries of genomic data, diagnostic and genetic tests, and assays. Revenue from service fees and milestone achievements from commercial contracts is recognized based on the completed contract method. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenue. If revenue recognized exceeds payments received for each contract, the excess revenue is recorded as accounts receivable. Revenue from government contracts and grants, which are typically cost plus arrangements, is recognized as revenues as related expenses are incurred over the term of each contract or grant.

Revenue from arrangements with multiple deliverables is divided into separate units of accounting when certain criteria are met. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are then applied separately for each unit of accounting. We defer recognition of revenue on multiple element arrangements if the fair values of all deliverables are not known or if customer acceptance is contingent on delivery of specified items or performance conditions. Because we often lack evidence of fair value for commercial partnership contracts, revenue is deferred until the contract is completed and all elements have been delivered.

Allowance for Doubtful Accounts — Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances of $805,000, $664,000 and $702,000 at March 31, 2008, 2007 and 2006, respectively, are periodically reviewed, analyzing the customers’ payment history and information known to us regarding customers’ credit worthiness. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Intangibles — As discussed in Note 4 to the consolidated financial statements, we completed three business combinations during fiscal 2006 and one in fiscal 2008. In accordance with SFAS No. 141, Business Combinations, the transactions have been accounted for based on fair value. As a result of the purchase price allocations, we recorded purchased intangibles totaling $67.6 million and goodwill totaling $30.4 million. The fair value of the purchased intangibles was determined based on either discounted probable cash flows or replacement costs. The interest rates used to discount the net cash flows to their present value were based on our weighted-average cost of capital ranging between 16% and 27%.

In accordance with the requirements of SFAS No. 142, Goodwill and Intangible Assets, we perform an annual impairment test of the carrying value of goodwill using December 31 as our selected annual evaluation date. The fair value of our recorded intangibles can be impacted by economic conditions, market risks, and the volatility in the markets in which we and our customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. As of December 31, 2007, the most recent evaluation date, there was no impairment of such goodwill.

In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when facts and circumstances suggest that there may be impairment, we will assess the carrying value of amortizing intangibles, including purchased intangibles. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the assets present in that operations. If such cash flows are less than such carrying amounts, such intangibles are written down to their respective fair values. The results of these periodic impairment tests can be impacted by our future expected operating results and cash flows, economic conditions, market risks, and the volatility in the markets in which we and our customers operate. During the fourth quarter of fiscal 2007, we assessed the recoverability of certain intangible assets acquired in the Icoria transaction. This assessment was conducted in connection with the development of our fiscal 2008 budget. Based on the projections for fiscal 2008, we concluded that certain assets were impaired and recorded a $2.6 million impairment during the year ended March 31, 2007.

Accrued Expenses — As part of the process of preparing consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of services performed and the associated cost incurred for such services as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include contract service fees, such as amounts paid to clinical monitors, data management organizations, clinical sites and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of materials for clinical and non-clinical trials, and professional service fees. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date, on which specified services commence, the level of services performed on or before a given date and the cost of such services is often judgmental. We attempt to mitigate the risk of inaccurate estimates, in part, by communicating with our service providers when other evidence of costs incurred is unavailable.

Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2008, we had federal tax net operating loss carryforwards, after limitation for the change in ownership, of $150.5 million, which expire starting in 2011, federal tax credit carryforwards of $733,000 and net deferred tax assets of $89.5 million. We have recorded a valuation allowance of $89.5 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which such a determination is made.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for us beginning on April 1, 2008 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of SFAS 157 for certain non-financial assets and liabilities, which will become effective for the Company beginning on April 1, 2009. We are evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS No. 159 permits companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 becomes effective for us on April 1, 2008, and management did not elect to account for any financial assets or liabilities at fair value at adoption.

In July 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (EITF No. 07-3). EITF No. 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF No. 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF No. 07-3 is effective for us on April 1, 2008. We are currently evaluating the effect of EITF No. 07-3 on the consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (EITF No. 07-1). EITF No. 07-1 requires participants in a collaborative arrangement to report costs incurred and revenue generated from transactions with third parties in the income statement. EITF No. 07-1 is effective for us beginning on April 1, 2009. We are currently evaluating the effect of EITF No. 07-1 on the consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies prospectively to our business combinations for which the acquisition date is on or after April 1, 2009.

Results of Operations

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Revenue.  Revenue increased $2.5 million, or 8%, from $31.6 million in fiscal 2007 to $34.0 million in fiscal 2008. Excluding the impact associated with the wind-down of Icoria’s grant revenue in December 2007, which amounted to $4.6 million in fiscal 2008 and $7.2 million in fiscal 2007 revenues increased $5.0 million, or 20%, from $24.4 million to $29.4 million compared to same period a year ago. PGxHealth revenue for the current year increased $1.3 million, or 33%, to $5.1 million from $3.8 million for the same period a year ago. This increase was primarily driven by the increase in sales of PGxHealth’s predictive tests of $1.3 million, or 41%, from the same period a year ago. The introduction of PGxHealth’s new commercial sales and marketing team in September 2007 has begun to have a notable impact on PGxHealth revenue for the last half of fiscal 2008. We expect to continue to expand and invest in the development of our PGxHealth sales force in an effort to continue the acceleration of revenue growth. Cogenics revenue increased $1.2 million, or 4%, to $28.9 million for the year ended March 31, 2008 from $27.7 million for the year ended March 31, 2007. The increase in Cogenics revenue is in part due to the inclusion of revenue of $2.1 million since the date of the acquisition of Epidauros on August 23, 2007 as well as an overall improvement within Cogenics’ core service lines compared to the prior year. These increases were partially offset by a reduction in Icoria’s grant revenue of $2.5 million from its agricultural product line, which ended in fiscal year 2008. Excluding the impact of Icoria grant revenue, Cogenics revenue increased $3.7 million, or 18% to $24.3 million for the year ended March 31, 2008 from $20.6 million for the same period a year ago.

Gross Profit.  Gross profit margins decreased from 38% in fiscal 2007 to 23% in fiscal 2008. The decline was primarily due to unusual infrastructure investments in overhead to meet increasing demand for our tests and lower margins from our gene sequencing services. Gross margins also declined as the domestic Cogenics operations absorbed lab overhead costs previously offset by Icoria grant revenue. During fiscal 2008, we initiated a program to significantly upgrade our technology platforms, laboratory information systems and other technologies to reduce the cost of production while increasing our capacity as our PGxHealth predictive test revenues grow. We expect margins to improve as PGxHealth test volumes increase and the investments increase efficiencies in test production. In addition, we continue aggressive activities to increase efficiencies and reduce costs in our Cogenics units while allowing for expected growth in revenues.

Research and Development Expense.  Research and development expenses increased $7.0 million, or 61%, from $11.6 million in fiscal 2007 to $18.6 million in fiscal 2008. The increase is primarily related to a $3.6 million equity payment made to Merck associated with the successful completion of the vilazodone Phase III clinical trials and the initiation of the vilazodone Phase III confirmatory and safety trials. During fiscal 2007, we recorded a $1.6 million equity milestone charge for manufacturing rights acquired from Merck. We expect our ongoing research and development costs to increase significantly as our vilazodone Phase III confirmatory and safety trials progress. In addition, stock-based compensation expense charged to research and development expense increased $632,000 for fiscal 2008 to $731,000 from $99,000 for fiscal 2007.

Sales and Marketing Expense.  Sales and marketing expenses increased $4.3 million, or 74%, from $5.7 million in fiscal 2007 to $10.0 million in fiscal 2008. The increase was due primarily to the development of a new sales and marketing function within PGxHealth, including the hiring of a new sales force and senior level sales and marketing management, and increases in wages at Cogenics. While in fiscal 2008 we aggressively hired our sales force, we expect to continue at a slower rate to expand our PGxHealth sales force and therefore, continue to expect increases in expense in this area. In addition, stock-based compensation expense charged to sales and marketing expense increased $372,000 for fiscal 2008 to $905,000 from $533,000 for fiscal 2007.

General and Administrative Expense General and administrative expenses increased $1.5 million, or 6%, from $25.9 million in fiscal 2007 to $27.4 million in fiscal 2008. The increase was primarily the result of the costs incurred by Epidauros of $1.6 million for the period beginning August 23, 2007 (date of acquisition) through March 31, 2008 as well as the increase in stock-based compensation expense charged to general and administrative expense of $1.2 million in fiscal 2008 to $4.9 million from $3.7 million in fiscal 2007. These increases were partially offset by savings realized as a result of cost reduction efforts taken in fiscal 2007.

Interest and Other Income (Expense), Net Interest expense decreased $65,000 from $596,000 in fiscal 2007 to $531,000 in fiscal 2008. Interest income increased $1.7 million from $407,000 in fiscal 2007 to $2.1 million in fiscal 2008. As a result of the financing transaction completed in July 2007 for net proceeds of $71.4 million, we are investing our cash not required to fund current operations in interest bearing assets. Other income (expense), net decreased $360,000 to $519,000 in fiscal 2008 from $879,000 in fiscal 2007, which included a gain of approximately $900,000 related to the sale of an investment.

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Fiscal 2007 includes the operations of PGxHealth and Cogenics for a 12-month period while fiscal 2006 includes their operations since their dates of acquisition only. PGxHealth and Cogenics are the surviving operations of the Genaissance, Icoria and Genome Express acquisitions in October 2005, December 2005 and March 2006, respectively.

Revenues Consolidated revenues increased $19.2 million, or 155%, from $12.4 million in fiscal 2006 to $31.6 million in fiscal 2007. The increase is principally due to the inclusion of a full year of operations in 2007.

Gross Profit Gross profit from services revenues increased from 24% in fiscal 2006 to 38% in fiscal 2007 due primarily to cost savings realized from integrating and streamlining the operations of Genaissance and Icoria.

Research and Development Expense Research and development expenses increased $8.1 million, or 231%, from $3.5 million in fiscal 2006 to $11.6 million in fiscal 2007. The increase was due primarily to the inclusion a full year of operations for the acquired businesses in 2007, including approximately $7.0 million related to the development of vilazodone of which approximately $1.6 million of the development costs related to the Merck equity milestone charge for the manufacturing rights to vilazodone.

Sales and Marketing Expense Sales and marketing expenses increased $4.4 million, or 342%, from $1.3 million in fiscal 2006 to $5.7 million in fiscal 2007. The increase was due primarily to the inclusion a full year of operations for the acquired businesses in 2007 as we integrate and build our sales and marketing function.

General and Administrative Expense General and administrative expenses increased $14.9 million, or 134%, from $11.0 million in fiscal 2006 to $25.9 million in fiscal 2007. Approximately $8.6 million of the increase was due to the inclusion of a full year of operations for the acquired businesses in 2007. Within these businesses, the 2007 general and administrative expenses included $2.6 million for the impairment of purchased intangible assets associated with our acquisition of Icoria. The adoption of FAS 123R, effective April 1, 2006, increased general and administrative expenses by $3.7 million.

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

Interest and Other Income (Expense), Net Interest expense increased $287,000 from $309,000 in fiscal 2006 to $596,000 in fiscal 2007 due primarily to the full year impact of the debt assumed in the acquisitions of Genaissance and Icoria.

Interest income increased $315,000 from $92,000 in fiscal 2006 to $407,000 in fiscal 2007 due primarily to higher average investment balances, including net proceeds of $16.9 million and $11.9 million received from the private equity placements in June 2006 and November 2005, respectively.

The increase in other income (expense), net to $879,000 in fiscal 2007 from ($38,000) in fiscal 2006 primarily represents a $900,000 gain on the sale of an investment recognized in fiscal 2007.

Preferred Stock Dividends Preferred stock dividends of $104,000 and $97,000 in fiscal years 2007 and 2006, respectively, represent dividends accrued on the Series A Preferred Stock issued in connection with the acquisition of Genaissance.

Liquidity and Capital Resources

We had cash, cash equivalents and marketable securities of approximately $67.5 million at March 31, 2008. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table (in thousands):

	Year End March 31,
	2008	2007	2006
	(In thousands)

Cash (used in) provided by:
Operating activities	$(24,532)	$(12,874)	$(6,182)
Investing activities	(5,190)	753	(1,444)
Financing activities	69,984	18,447	11,597
Effect of exchange rate	422	520	(917)

Increase in cash and cash equivalents	$40,684	$6,846	$3,054

Significant sources and uses of cash flows during the fiscal year ended March 31, 2008 were as follows:

•	In November 2007, we sold Electa Lab for $2.5 million.

•	In October 2007, we sold Vital Scientific for $15.0 million.

•	In August 2007, we acquired Epidauros for approximately $11.9 million in cash.

•	In July 2007, we sold approximately 5.2 million shares of our common stock for net proceeds of $71.4 million.

•	In June 2007, we sold CDSS for $7.0 million. Based on the final balance sheet, the purchase price was reduced by $1.0 million. This amount was remitted to the buyer in November 2007.

•	In June 2007, we received $2.8 million from the settlement of a breach of contract law suit filed against a third-party.

Our total debt obligations were $4.8 million at March 31, 2008 all of which is associated with the $17.6 million of debt obligations we assumed or incurred in connection with the acquisitions of Genaissance, Icoria, Genome Express and Epidauros.

The following table summarizes our contractual obligations at March 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

			Fiscal 2010	Fiscal 2012
			through	through	After
	Total	Fiscal 2009	Fiscal 2011	Fiscal 2013	Fiscal 2013
			(In thousands)

Contractual Obligations:
Short and long-term debt(1)	$5,100	$1,870	$2,999	$231	$—
Capital lease obligations(1)	3,147	1,032	1,647	468	—
Operating lease obligations	6,379	2,501	2,707	1,171	—

Total contractual cash obligations	$14,626	$5,403	$7,353	$1,870	$—

(1)	Includes interest expense

Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.

During fiscal 2008, we made capital expenditures of approximately $2.7 million primarily to introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems. We expect to use our available cash and capital leases to fund these expenditures.

Our sources of liquidity as of March 31, 2008 include our cash, cash equivalents and marketable securities balance of approximately $67.5 million and possible future equity and/or debt financings. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development and potential strategic acquisitions.

As of March 31, 2008, we held auction rate preferred securities, or ARPS, with a par value of $13.2 million and a fair value of $12.7 million. The investments at March 31, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible; however, as a result of the failed auctions we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. We do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation.

We believe that our cash and cash availability will be sufficient to fund our operations through September 2009. We will need additional funds to continue development of vilazodone beyond September 2009. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, the Company may be required to reduce the scope and timing of the planned vilazodone NDA filing, which could harm our financial condition and operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in interest rates, changes in credit worthiness and liquidity of our marketable securities, as well as changes in foreign currency exchange rates as measured against the U.S. dollar.

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

Auction Rate Preferred Securities

At March 31, 2008, we held auction rate preferred securities, or ARPS, with a par value of $13.2 million and fair value of $12.7 million. The investments at March 31, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible; however, as a result of the failed auctions we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. An unrealized loss of $500,000 was recorded at March 31, 2008 to reflect the lack of liquidity in the ARS. If the credit rating of the security issuers deteriorates or the liquidity issues persist, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, our expected operating cash flows, and our available credit lines, we do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is attached to this Annual Report on Form 10-K beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our company’s internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As allowed by SEC guidance, management excluded from its assessment the fiscal 2008 acquisition of Epidauros Biotechnologie A.G., which accounted for approximately 11% and 14% of net and total assets, respectively, 6% of revenues, and 6% of net loss of the consolidated financial statement amounts as of and for the year ended March 31, 2008. Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of March 31, 2008.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued their report on the effectiveness of the Company’s internal control over financial reporting, which appears below.

Changes in Internal Controls

There has been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clinical Data, Inc.
Newton, Massachusetts

We have audited the internal control over financial reporting of Clinical Data, Inc. and subsidiaries (the Company’s) as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Epidauros Biotechnologie A.G., which was acquired on August 23, 2007 and whose financial statements constitute 11% and 14% of net and total assets, respectively, 6% of revenues, and 6% of net loss of the consolidated financial statement amounts as of and for the year ended March 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Epidauros Biotechnologie A.G. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008, of the Company and our report dated June 13, 2008, expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
June 13, 2008

ITEM 9B.	OTHER INFORMATION

On June 16, 2008, the Company entered into a written Executive Employment Agreement with C. Evan Ballantyne, the Company’s Senior Vice President and Chief Financial Officer (the “Ballantyne Agreement”) and an amendment of the existing Executive Employment Agreement with Carol R. Reed, M.D., the Company’s Executive Vice President and Chief Medical Officer (the “Amended Reed Agreement”), both effective June 16, 2008. Mr. Ballantyne was previously serving the Company in the same capacity according to the terms of an offer letter, while the Company worked to finalize the terms of his arrangements in the form of the Ballantyne Agreement.

Under the Ballantyne Agreement, Mr. Ballantyne will serve as the Company’s Chief Financial Officer. The Ballantyne Agreement provides for an annual base salary of $281,215 and a potential annual bonus equal to up to 100% of Mr. Ballantyne’s base salary, based on whether Mr. Ballantyne and the Company achieve certain goals, as determined by the board of directors. The Ballantyne Agreement’s initial term commenced on the effective date and ends on June 30, 2009, and automatically extends thereafter for successive one (1) year periods unless, at least ninety (90) days prior to the end of the initial term or the then-current term of the Agreement, the Company or Mr. Ballantyne has notified the other that the term thereunder shall terminate upon its expiration date. The Ballantyne Agreement provides that Mr. Ballantyne’s employment may be terminated with or without cause at any time by the Company, or by Mr. Ballantyne for good reason (both as defined in the Ballantyne Agreement). If the Company terminates Mr. Ballantyne’s employment without cause, or if Mr. Ballantyne terminates his employment for good reason, the Company must pay him: (1) all unpaid salary up to the date of termination, any earned but unpaid bonuses, any unreimbursed expenses and any other payments and benefits to which the executive may be entitled under the Company’s benefit plans (the “Accrued Amounts”), (2) a pro-rated bonus amount for the year of his termination, (3) his then current base salary on a continuous basis for the twelve months following the date of termination, and (4) all premiums for health and other benefits during the twelve month period following the date of termination. Additionally, if Mr. Ballantyne’s employment is terminated without cause or by him for good reason, or if the Company experiences a change of control during his employment, all of Mr. Ballantyne’s outstanding unvested options become fully vested and the post-termination exercise period will be extended for a period equal to the shorter of (i) three (3) years, or (ii) the remaining term of the options.

To the extent that any payments due to Mr. Ballantyne under the Ballantyne Agreement (the “Payments”) are subject to the tax (the “Excise Tax”) imposed by Section 4999 of the Internal Revenue Code (the “Code”), and to the extent that the Payments exceed four times the “base amount” (as such term is defined in Section 280G(d)(2) of the Code), then the Company will make an additional payment to Mr. Ballantyne (the “Gross-Up Payment”) so that, after deduction of the Excise Tax, any federal, state and local income and employment tax and Excise Tax on the Gross-Up Payment, but before deduction for any federal, state or local income and employment tax on the Payments, the net amount retained by Mr. Ballantyne shall be equal to the Payments. However, to the extent that the Payments do not exceed four times the “base amount,” then the Payments will be reduced to the extent necessary to avoid imposition of the Excise Tax. Any amounts reduced shall be irrevocably forfeited by Mr. Ballantyne and he shall have no further rights to receive them.

Mr. Ballantyne is entitled under the agreement to participate in all employee benefit plans of the Company and is entitled to four weeks of vacation per year, with the ability to roll over up to three weeks of unused vacation from any prior year. The Ballantyne Agreement also contains a confidentiality covenant applicable during the period of Mr. Ballantyne’s employment or at any time thereafter, as well as non-solicitation and non-competition covenants applicable to Mr. Ballantyne both during and for a period of twelve (12) months following his employment with the Company.

The Amended Reed Agreement provides for an increase in Dr. Reed’s annual base salary from $250,000 to $300,000 and an increase in Dr. Reed’s potential annual bonus from an amount equal to up to 50% of Dr. Reed’s base salary, to an amount equal to 100% of Dr. Reed’s base salary, based on whether Dr. Reed and the Company achieve certain goals, as determined by the board of directors. The Amended Reed Agreement’s initial term commenced on the effective date and ends on June 30, 2009, and automatically extends thereafter for successive one (1) year periods unless, at least ninety (90) days prior to the end of the initial term or the then-current term of the Agreement, the Company or Dr. Reed has notified the other that the term thereunder shall terminate upon its expiration date. The Amended Reed Agreement increases the amount of severance pay that Dr. Reed may receive if the Company terminates Dr. Reed’s employment without cause, or if Dr. Reed terminates her employment for good reason, from six (6) months to twelve (12) months. Under the Amended Reed Agreement, if the Company terminates Dr. Reed’s employment without cause, or if Dr. Reed terminates her employment for good reason, the Company must pay her: (1) all Accrued Amounts, (2) a pro-rated bonus amount for the year of her termination, (3) her then current base salary on a continuous basis for the twelve months following the date of termination, and (4) all premiums for health and other benefits during the twelve month period following the date of termination. Additionally, the Amended Reed Agreement also extends the non-solicitation and non-competition covenants applicable to Dr. Reed both during and for a period of twelve (12) months following her employment with the Company, from a period of six (6) months following her employment with the Company under her original executive employment agreement.

The foregoing descriptions of the Ballantyne Agreement and the Amended Reed Agreement are not complete and are qualified in their entirety by reference to the Ballantyne Agreement and the Amended Reed Agreement, which are filed as Exhibit 10.8 and Exhibit 10.11 hereto, respectively, and are incorporated herein by reference. The Company filed a copy of its original employment agreement with Dr. Reed as Exhibit 10.1 to its Form 10-Q for the period ended June 30, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (SEC) in connection with our 2008 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors’,” “Board of Directors and Committees of the Board” and “Executive Officers and Corporate Governance” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Management” and “Security Ownership of Certain Beneficial Holders.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions and Business Relationships.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in required in this item is incorporated by reference to the Proxy Statement under the heading “Principal Accountant Fees and Services.”

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

3. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2008.

CLINICAL DATA, INC.

/s/  Andrew J. Fromkin
Andrew J. Fromkin
President and Chief Executive Officer
Principal Executive Officer

Dated: June 16, 2008

/s/  C. Evan Ballantyne
C. Evan Ballantyne
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

Dated: June 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/  Randal J. Kirk
Randal J. Kirk
Chairman of the Board

Dated: June 16, 2008

/s/  Andrew J. Fromkin
Andrew J. Fromkin
President and Chief Executive Officer, Director

Dated: June 16, 2008

/s/  Larry D. Horner
Larry D. Horner
Director

Dated: June 16, 2008

/s/  Arthur B. Malman
Arthur B. Malman
Director

Dated: June 16, 2008

/s/  Burton E. Sobel
Burton E. Sobel
Director

Dated: June 16, 2008

/s/  Richard J. Wallace
Richard J. Wallace
Director

Dated: June 16, 2008

CLINICAL DATA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clinical Data, Inc.
Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Clinical Data, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), Share-Based Payment, effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
June 13, 2008

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$54,755	$14,071
Accounts receivable, net	6,290	5,501
Prepaid expenses and other current assets	2,534	3,099
Assets of discontinued operations	—	22,332

Total current assets	63,579	45,003

Marketable securities, at fair value	12,725	—
Property, plant and equipment, net	9,169	5,311
Goodwill	31,080	18,973
Intangible assets, net	12,117	11,756
Other assets, net	778	720
Assets of discontinued operations	—	5,727

TOTAL ASSETS	$129,448	$87,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,701	$1,404
Current portion of capital leases	861	148
Accounts payable	6,134	3,586
Accrued expenses	7,299	5,451
Customer advances and deferred revenue	2,256	1,686
Other current liabilities	—	776
Liabilities of discontinued operations	—	14,934

Total current liabilities	18,251	27,985

Long-Term Liabilities:
Long-term debt, net of current portion	3,077	5,506
Capital lease obligations, net of current portion	1,937	171
Other long-term liabilities	108	1,780
Liabilities of discontinued operations	—	1,328

Total long-term liabilities	5,122	8,785

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; 484,070 designated Series A voting, convertible preferred stock, -0- and 184,000 shares issued and outstanding at March 31, 2008 and 2007, respectively	—	2
Common stock, $.01 par value, 60,000,000 shares authorized; 21,151,000 and 15,033,000 shares issued at March 31, 2008 and 2007, respectively; 21,136,000 and 15,018,000 shares outstanding at March 31, 2008 and 2007, respectively	212	150
Additional paid-in capital	221,059	132,385
Accumulated deficit	(118,766)	(83,436)
Treasury stock, 15,000 shares at cost	(47)	(47)
Accumulated other comprehensive income	3,617	1,666

Total stockholders’ equity	106,075	50,720

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,448	$87,490

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

Revenues	$34,032	$31,556	$12,357
Cost of revenues	26,266	19,703	9,412

Gross Profit	7,766	11,853	2,945
OPERATING EXPENSES:
Research and development	18,586	11,551	3,493
Sales and marketing	9,997	5,746	1,299
General and administrative	27,387	25,922	11,069
Purchased in process research and development	—	—	39,700

Total operating expenses	55,970	43,219	55,561

Operating loss	(48,204)	(31,366)	(52,616)
Interest expense	(531)	(596)	(309)
Interest income	2,071	407	92
Other income (expense), net	519	879	(38)

Loss from continuing operations before taxes	(46,145)	(30,676)	(52,871)
Benefit from (provision for) income taxes	28	(107)	(95)

Loss from continuing operations	(46,117)	(30,783)	(52,966)
Income (loss) from discontinued operations, net of taxes	10,787	(6,739)	2,085

Net loss	(35,330)	(37,522)	(50,881)
Preferred stock dividend	—	(104)	(97)

Net loss applicable to common stockholders	$(35,330)	$(37,626)	$(50,978)

(Loss) income per basic and diluted share:
Continuing operations	$(2.42)	$(2.18)	$(5.92)
Discontinued operations	$0.57	$(0.47)	$0.23

Net loss	$(1.85)	$(2.65)	$(5.69)

Weighted average shares:
Basic and diluted	19,081	14,186	8,953

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006
(In thousands)

				Common		(Accumulated			Accumulated
	Preferred	Preferred	Common	Stock	Additional	Deficit)			Other
	Stock	Stock Par	Stock	Par	Paid-in	Retained	Treasury	Deferred	Comprehensive		Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Stock	Compensation	Income	Total	Loss
(In thousands)

BALANCE at April 1, 2005	—	$—	6,608	$66	$16,973	$5,344	$(47)	$—	$1,473	$23,809
Series A preferred stock issued in connection with acquisitions	484	5	—	—	9,512	—	—	—	—	9,517
Conversion of Series A preferred stock into common stock	(250)	(3)	375	4	(1)	—	—	—	—	—
Equity issued in connection with acquisitions	—	—	4,560	46	62,488	—	—	(572)	—	61,962
Exercise of stock options	—	—	63	1	330	—	—	—	—	331
Private placement of equity, net of transaction costs of $83	—	—	921	9	11,927	—	—	—	—	11,936
Exercise of stock warrants	—	—	229	2	3,587	—	—	—	—	3,589
Issuance of restricted stock	—	—	24	—	286	—	—	(143)	—	143
Dividends paid on common stock	—	—	—	—	—	(176)	—	—	—	(176)
Dividends accrued on preferred stock	—	—	—	—	—	(97)	—	—	—	(97)
Amortization of deferred compensation	—	—	—	—	—	—	—	397	—	397
Translation adjustment	—	—	—	—	—	—	—	—	(741)	(741)	$(741)
Net loss	—	—	—	—	—	(50,881)	—	—	—	(50,881)	(50,881)

Total comprehensive loss											$(51,622)

BALANCE at March 31, 2006	234	2	12,780	128	105,102	(45,810)	(47)	(318)	732	59,789
Conversion of Series A preferred stock into common stock	(50)	—	75	1	(1)	—	—	—	—	—
Adoption of FAS 123R	—	—	—	—	(318)	—	—	318	—	—
Exercise of stock options	—	—	153	1	574	—	—	—	—	575
Private placement of equity, net of transaction costs of $63	—	—	1,560	16	16,840	—	—	—	—	16,856
Exercise of stock warrants	—	—	286	3	3,702	—	—	—	—	3,705
Dividends accrued on preferred stock	—	—	—	—	—	(104)	—	—	—	(104)
Common stock issued for Merck license	—	—	154	1	1,622	—	—	—	—	1,623
Purchase of treasury stock	—	—	—	—	—	—	(234)	—	—	(234)
Retirement of treasury stock	—	—	(24)	—	(234)	—	234	—	—	—
Issuance of warrants	—	—	—	—	120	—	—	—	—	120
Equity issued in connection with acquisitions	—	—	23	—	347	—	—	—	—	347
Stock-based compensation	—	—	26	—	4,631	—	—	—	—	4,631
Translation adjustment	—	—	—	—	—	—	—	—	934	934	$934
Net loss	—	—	—	—	—	(37,522)	—	—	—	(37,522)	(37,522)

Total comprehensive loss											$(36,588)

BALANCE at March 31, 2007	184	2	15,033	150	132,385	(83,436)	(47)	—	1,666	50,720
Conversion of Series A preferred stock into common stock	(184)	(2)	276	3	(1)	—	—	—	—	—
Exercise of stock options	—	—	199	2	1,751	—	—	—	—	1,753
Exercise of stock warrants	—	—	162	2	2,561	—	—	—	—	2,563
Issuance of common stock, net of transaction costs of $4.5 million	—	—	5,175	52	71,312	—	—	—	—	71,364
Common stock issued for Merck license	—	—	135	1	3,618	—	—	—	—	3,619
Conversion of convertible debt	—	—	140	2	2,335	—	—	—	—	2,337
Stock-based compensation	—	—	31	—	6,985	—	—	—	—	6,985
Other	—	—	—	—	113	—	—	—	—	113
Translation adjustment	—	—	—	—	—	—	—	—	2,451	2,451	$2,451
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(500)	(500)	(500)
Net loss	—	—	—	—	—	(35,330)	—	—	—	(35,330)	(35,330)

Total comprehensive loss											$(33,379)

BALANCE at March 31, 2008	—	$—	21,151	$212	$221,059	$(118,766)	$(47)	$—	$3,617	$106,075

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,330)	$(37,522)	$(50,881)
Less (income) loss from discontinued operations	(10,787)	6,739	(2,085)

Loss from continuing operations	(46,117)	(30,783)	(52,966)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,602	9,443	4,406
Purchased research and development	—	—	39,700
Impairment of intangible assets	—	2,583	—
Stock-based compensation including Merck license	10,555	6,109	540
Equipment received in exchange for revenue	(333)	—	—
Gain on sale of investment	—	(890)	—
(Gain) loss on sales of equipment	(113)	(41)	26
Deferred taxes	—	—	(54)
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(199)	1,382	754
Prepaid expenses and other current assets	1,082	1,852	1,360
Other assets	(93)	608	162
Accounts payable and accrued liabilities	2,509	(3,690)	(1,480)
Customer advances and deferred revenue	(532)	(505)	746
Other liabilities	(586)	(1,168)	53

Cash used in continuing operations	(27,225)	(15,100)	(6,753)
Cash provided by discontinued operations	2,693	2,226	571

Net cash used in operating activities	(24,532)	(12,874)	(6,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(2,687)	(954)	(450)
Proceeds from sale of investment	—	1,000	—
Proceeds from sales of equipment	218	393	78
Purchases of marketable securities	(15,275)	—	—
Proceeds from sale of marketable securities	2,050	—	—
Cash used in business combinations, net of cash acquired	(11,997)	(222)	(535)

Cash (used in) provided by investing activities — continuing operations	(27,691)	217	(907)
Cash provided by (used in) investing activities — discontinued operations	22,501	536	(537)

Net cash (used in) provided by investing activities	(5,190)	753	(1,444)

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006
		(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under other debt arrangements	—	121	121
Payment on debt and capital leases	(2,002)	(2,359)	(6,961)
Proceeds from the sale of common stock and warrants, net of transaction costs	71,364	20,561	15,525
Purchase of treasury shares	—	(234)	—
Exercise of stock options and warrants	4,316	575	331
Stockholder dividends	—	—	(231)

Cash provided by financing activities — continuing operations	73,678	18,664	8,785
Cash (used in) provided by financing activities — discontinued operations	(3,694)	(217)	2,812

Net cash provided by financing activities	69,984	18,447	11,597

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	422	520	(917)
NET INCREASE IN CASH AND CASH EQUIVALENTS	40,684	6,846	3,054
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,071	7,225	4,171

CASH AND CASH EQUIVALENTS, END OF YEAR	$54,755	$14,071	$7,225

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$365	$916	$341

Income taxes	$946	$865	$1,331

Non-cash transactions:
Equipment acquired through capital leases	$2,723	$279	$—

Equity issued to acquired technology rights	$3,619	$1,623	$—

Issuance of common stock upon note conversion	$2,337	$—	$—

Warrants issued in connection with amendment of convertible note payable	$—	$120	$—

Accrued preferred stock dividends	$—	$146	$42

Equity issued in business acquisitions	$—	$219	$71,479

Debt issued in business acquisitions	$—	$—	$607

Accrued acquisition costs	$—	$—	$60

See notes to consolidated financial statements.
(concluded)

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

(1)	Nature of Business and Basis of Presentation

Nature of Business

Clinical Data, Inc. (the Company) is a Delaware corporation headquartered in Newton, Massachusetts. The Company operates its business in two segments: PGxHealth® and Cogenics®.

As PGxHealth, the Company focuses on the development and commercialization of targeted therapeutics and predictive tests from its growing portfolio of proprietary genetic biomarkers with the objective of improving the efficacy and safety of drugs in individuals, as well as to aid in the diagnosis and management of complex clinical conditions. PGxHealth is seeking to gain marketing approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a potential companion pharmacogenetic test for the treatment of depression. PGxHealth’s predictive tests are marketed to healthcare providers, reimbursed by certain third-party payers and are available through prescription.

As Cogenics and as Epidauros Biotechnologie A.G. (Epidauros) of Bernried, Germany, a wholly-owned subsidiary that the Company acquired on August 23, 2007 for $11.9 million in cash (see Note 4 — Business Combinations), the Company offers a wide range of genomic services which are marketed and provided to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in scientific investigations relating to human, animal and plant genomes. Cogenics offers various services performed on a wide variety of platforms including sequencing, genotyping, gene expression and bio-banking that are offered in both regulated and unregulated markets.

As part of its decision to focus on genomic services, the Company sold Vital Diagnostics Pty. (Vital Diagnostics) in November 2006, Clinical Data Sales & Service (CDSS) in June 2007, Vital Scientific BV (Vital Scientific) in October 2007, and Electa Lab s.r.l. (Electa Lab), in November 2007. Accordingly, these operating units have been presented in the consolidated financial statements as discontinued operations. These transactions are described in more detail in Note 3 — Discontinued Operations.

Basis of Presentation

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2008, the Company had cash, cash equivalents and marketable securities totaling $67.5 million. The Company’s projected uses of cash include cash to fund operations, capital expenditures, continued research and product development, sales and marketing, existing debt service costs, and potential strategic acquisitions. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including the divestiture of non-core assets. The Company believes that its cash and cash availability will be sufficient to fund its operations through September 2009.

The Company anticipates that the total remaining cash required to file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for vilazodone will be between $65-70 million, which may require the Company to consider additional sources of capital in the future. These projections do not include any financial or other contributions to vilazodone’s clinical development program from third parties including potential partnering opportunities with pharmaceutical or biotechnology companies. The sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all. If the Company is unable to obtain financing, the Company may be required to reduce the scope and delay the planned vilazodone NDA filing, which could harm the Company’s financial condition and operating results.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid instruments with remaining maturities of 90 days or less when purchased and consist of operating and money market accounts.

Marketable Securities

At March 31, 2008, the Company held auction rate securities with a par value of $13.2 million and fair value of $12.7 million. The Company’s investment in auction rate securities are variable-rate preferred shares in several closed-end mutual funds under one management investment company. These securities pay dividends and are tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company’s investment in these auction rate securities is classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, due to recent events in credit markets, the auction events for these instruments, which provide liquidity to these investments and determine the reset rates for the rate of return on these investments, failed during the quarter ended March 31, 2008. Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

As a result of the temporary declines in fair value for the Company’s auction rate preferred securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $500,000 to accumulated other comprehensive income as of March 31, 2008. As of March 31, 2008, the Company continues to earn interest on all of its auction rate security instruments. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings. Due to the lack of evidence relative to near term marketability of these instruments, these securities are classified as non-current assets in the consolidated balance sheet at March 31, 2008.

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

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the allowance for uncollectible accounts for the years ended March 31 is as follows:

	2008	2007	2006
		(In thousands)

Allowance for uncollectible accounts — beginning of year	$664	$702	$—
Provisions	226	96	702
Less: deductions	(85)	(134)	—

Allowance for uncollectible accounts — end of year	$805	$664	$702

Depreciation and Amortization

The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that depreciate the cost of the fixed asset over their estimated useful lives. The estimated useful lives, by asset classification, are as follows:

Asset Classification	Useful Lives

Laboratory equipment	2-7 years
Leasehold improvements	Lesser of useful life or lease term
Computer equipment	3-7 years
Furniture and fixtures	2-7 years

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

Goodwill and Intangibles

The Company’s goodwill is not being amortized and intangibles, which primarily consist of customer relationships and completed technology, are being amortized over their useful lives.

The Company completed its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and other Intangible Assets, as of December 31, 2007 and concluded that there was no impairment of goodwill. In performing the most recent annual goodwill assessment, the Company concluded that the Company was comprised of one reporting unit. As discussed in Note 14, the Company continues to reevaluate its internal reporting and management structure. Management expects that future impairment tests will be performed based upon the newly formed segment reporting. The impairment test will be performed at other times during the course of the year should an event occur which suggests that the goodwill should be evaluated.

Intangibles are evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles are written down to their respective fair values.

Revenue Recognition

The majority of the Company’s current revenue is from services related to fee-for-service arrangements or genetic and pharmacogenetic tests deliveries. Revenue for fee-for-service arrangements is recognized upon the

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

later of service delivery or, if applicable, customer acceptance. The Company maintains relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.

Revenue is also derived from fees for licenses of intellectual property, commercial partnerships and government contracts and grants. Revenue from commercial contracts is generally related to service fees, milestone achievements and deliveries of genomic data, diagnostic and genetic tests, and assays. Revenue for service fees and milestone achievements from commercial contracts is recognized based on the completed contract method. To the extent payments received exceed revenue recognized for each contract or grant, the excess portion of such payments is recorded as deferred revenues. If revenue recognized exceeds payments received for each contract or grant, the excess revenue is recorded as accounts receivable. Revenue from government contracts and grants, which are typically cost plus arrangements, is recognized as related expenses are incurred over the term of each contract or grant.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to April 1, 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. The Company’s policy is to record penalties with respect to income tax assessments as general and administrative expenses whereas interest associated with such uncertain tax positions is recorded as interest expense.

Comprehensive Loss

Comprehensive loss includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive loss for the Company are the cumulative translation adjustments related to the net assets of the foreign operations and changes in unrealized gains and losses on marketable securities. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption accumulated other comprehensive loss.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

Assets and liabilities of the Company’s foreign subsidiaries denominated in foreign currency are translated to U.S. dollars at year-end exchange rates and income statement accounts are translated at weighted-average rates in effect. For those subsidiaries whose functional currency is other than the U.S. dollar, the translation adjustment into U.S. dollars is credited or charged to accumulate other comprehensive income, included as a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Gains and losses from foreign currency transactions are included in other income (expense), net in the consolidated statements of operations. For fiscal 2008, 2007 and 2006, the net foreign exchange gains and (losses) were $335,000, $(34,000) and $24,000, respectively.

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

The following dilutive securities were not included in the diluted earnings per share calculations as at March 31, 2008, 2007 and 2006 because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

	2008	2007	2006
	(In thousands)

Common stock options	2,539	2,010	918
Common stock warrants	1,011	1,183	678
Convertible note payable	—	134	142
Restricted common stock	—	12	24
Convertible Series A preferred stock	—	276	351

Total	3,550	3,615	2,113

Equity-Based Compensation

The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R), using the modified prospective application method effective April 1, 2006. SFAS 123R establishes accounting for stock-based awards exchanged for employee services and other stock-based transactions. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period. The Company previously applied Accounting Principles Board, Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The effect of adopting SFAS 123R was to increase the net loss for the year ended March 31, 2007 by $3.4 million reflecting the compensation expense of employee stock options recorded at fair value; $134,000 of this amount is recorded in net loss from discontinued operations.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company maintains substantially all of its cash, cash equivalents and marketable securities in financial institutions, believed to be of high-credit quality. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. During fiscal 2008, 2007 and 2006, there were no significant customers.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, long-term debt and capital leases, approximates their carrying value due to the current maturities of these instruments or the competitive interest rates that are applicable to the instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on April 1, 2008 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. In February 2008, the FASB deferred the implementation of SFAS 157 for certain non-financial assets and liabilities, which will become effective for the Company beginning on April 1, 2009. The Company is evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS No. 159 permits companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 became effective for the Company on April 1, 2008, and management did not elect to account for any financial assets or liabilities at fair value at adoption.

In July 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (EITF No. 07-3). EITF No. 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF No. 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF No. 07-3 is effective for the Company on April 1, 2008. The Company is currently evaluating the effect of EITF No. 07-3 on the consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (EITF No. 07-1). EITF No. 07-1 requires participants in a collaborative arrangement to report costs incurred and revenue generated from transactions with third parties in the income statement. EITF No. 07-1 is effective for the Company beginning on April 1, 2009. The Company is currently evaluating the effect of EITF No. 07-1 on the consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values as of that date, with limited exceptions specified in the Statement. That replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies to the Company prospectively to business combinations for which the acquisition date is on or after April 1, 2009.

(3)	Discontinued Operations

During fiscal 2008, the Company determined that Vital Scientific and Electa Lab did not fit with the Company’s strategic direction and during fiscal 2007, the Company determined that Vital Diagnostics and CDSS did not fit with the Company’s strategic direction. Management believed that the capital resources derived from the sale of these four businesses could be better allocated to investments and growth opportunities to increase the Company’s presence in the pharmacogenomics and molecular services markets. Accordingly, the Company has classified these four businesses as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.

Vital Diagnostics

On November 13, 2006 the Company sold Vital Diagnostics, a distributor of scientific instrumentation, equipment and reagents in Australia and New Zealand, for net proceeds of $1.0 million. The buyer was funded by Adrian Tennyenhuis, Vital Diagnostic’s general manager and holder of a 7.5% minority interest, and New River Management IV, LP (NRM), an affiliate of Third Security LLC, which is controlled by Randal J. Kirk, the Chairman of the Company’s Board of Directors. The Company recorded a loss on disposal of $178,000 in connection with the sale in the fiscal year ended March 31, 2007.

CDSS

On June 18, 2007, the Company sold CDSS, a distributor of scientific instrumentation, equipment and reagents, and lab management and consulting services, to Vital Diagnostics Holding Corp. (VDHC), which is funded and controlled by NRM, for proceeds at closing of $7.0 million. During the year ended March 31, 2007, the Company recorded a loss of $7.0 million to adjust the net assets of CDSS to fair value. Based on the final closing working capital adjustments and the costs of the transaction, an additional loss of $635,000 was recognized in the year ended March 31, 2008.

Vital Scientific

On October 25, 2007, the Company sold Vital Scientific, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to the ELITech Group, an unrelated third-party, for total proceeds of $15.0 million. A gain of $8.6 million was recorded in fiscal 2008.

On April 9, 2008, the ELITech Group paid €200,000 as additional consideration based on the final closing balance sheet resulting in a total gain on the sale of Vital Scientific of $8.9 million. The additional gain of approximately $315,000 will be recognized in the first quarter of fiscal 2009.

Electa Lab

On November 14, 2007, the Company sold Electa Lab, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to Vital Diagnostics B.V. (VDBV), which is funded and controlled by NRM, for $2.5 million. A loss of $38,000 from the sale was recorded in the year ended March 31, 2008.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized statement of operations data for Vital Diagnostics, CDSS, Vital Scientific and Electa Lab for the years ended March 31, 2008, 2007 and 2006 is set forth below:

	2008	2007	2006
	(In thousands)

Revenue	$21,456	$56,937	$56,391

Income from Operations Before Disposal:
Income before taxes and minority interest	$4,049	$1,707	$4,187
Minority interest	—	(9)	(19)

Income before taxes	4,049	1,698	4,168
Income taxes	(1,163)	(1,259)	(2,083)

Income from discontinued operations, net of taxes	2,886	439	2,085
Disposal:
Income (loss) on disposal before taxes	7,901	(7,178)	—
Income tax (expense) benefit	—	—	—

Income (loss) on disposal, net of taxes	7,901	(7,178)	—

Income (loss) from discontinued operations, net of tax	$10,787	$(6,739)	$2,085

Summarized balance sheet information for the discontinued operations at March 31, 2007 is set forth below:

(In thousands)

Accounts receivable, net	$9,559
Inventory, net	12,003
Prepaid expenses and other current assets	770
Property, plant and equipment, net	3,386
Goodwill	1,153
Intangible assets, net	906
Other assets	282

Assets of discontinued operations	$28,059

Revolving credit facility	$3,970
Current portion of capital leases and long-term debt	519
Accounts payable	4,917
Other accrued expenses	3,566
Customer advances	1,235
Other current liabilities	727
Capital leases and long-term debt, net of current portion	922
Other long-term liabilities	406

Liabilities of discontinued operations	$16,262

(4)	Business Combinations

Genaissance Pharmaceuticals, Inc.

On October 6, 2005, the Company acquired all of the outstanding shares of Genaissance in exchange for 484,000 shares of a newly designated voting, convertible Series A preferred stock (Series A Preferred Stock) and approximately 3.5 million shares of the Company’s common stock. The Series A Preferred Stock was valued at its

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock equivalent, $19.66 per share, and the common stock was valued at $13.11 per share, the average of the trading price two days before and two days after June 20, 2005, the date of the announced acquisition.

The Company also issued warrants to purchase 579,000 shares of common stock with an aggregate fair value of approximately $1.2 million. The warrants were immediately exercisable and had exercise prices ranging from $17.33 per share to $42.77 per share and expire on dates ranging from April 30, 2006 through April 21, 2010.

The Company reserved 523,500 shares of common stock for issuance pursuant to the options assumed in connection with the acquisition. The options had a weighted average exercise price of $32.73 per share and a remaining contractual term of 6.7 years. The aggregate fair value, measured using the Black-Scholes option pricing model, totaled approximately $1.6 million.

The cost of the transaction is comprised of:

(In thousands)

Value of the Company’s common stock	$45,570
Value of the Company’s Series A preferred stock	9,517
Fair value of stock options and warrants	2,846
Transaction costs	1,248
Less: cash acquired	(978)

$58,203

Icoria, Inc.

On December 20, 2005, the Company acquired all of the outstanding stock of Icoria in exchange for 921,000 shares of the Company’s common stock with an aggregate fair value of $11.3 million. The common stock was valued at $12.31 per share, the average of the trading price two days before December 20, 2005, the date of the acquisition and deemed measurement date.

The Company issued warrants to purchase 63,000 shares of the company’s common stock with an aggregate fair value of $81,000 in exchange for the outstanding warrants of Icoria. The warrants were immediately exercisable and had exercise prices ranging from $22.77 to $504.24 per share and expire on dates ranging from July 20, 2006 though October 19, 2009.

The Company reserved 64,500 shares of its common stock for issuance pursuant to the options assumed in connection with the acquisition. The options had a weighted average exercise price of $64.69 per share and a remaining contractual term of 4.2 years. The aggregate fair value, measured using the Black-Scholes option pricing model, was $227,000.

The cost of the transaction is comprised of:

(In thousands)

Value of the Company’s common stock	$11,329
Fair value of stock options and warrants	308
Transaction costs	367
Less: cash acquired	(1,901)

$10,103

Genome Express S.A.

On March 7, 2006, the Company acquired all of the outstanding stock of Genome Express in exchange for 162,000 shares of the Company’s common stock with an aggregate fair value of approximately $2.5 million and a

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent issuance of 23,000 shares of common stock with a value of €300,000, or $361,000. The common stock was valued at $15.33 per share, the average of the trading price two days before and after March 2, 2006, the deemed measurement date. Effective March 7, 2007, the Company issued 23,000 shares of common stock to the sellers of Genome Express in satisfaction of the acquisition contingency.

The cost of the transaction is comprised of:

(In thousands)

Value of the Company’s common stock	$2,485
Value of the Company’s contingently issuable common stock	361
Transaction costs	490
Less: cash acquired	(9)

$3,327

Epidauros Biotechnologie AG

On August 23, 2007, the Company acquired all of the outstanding capital stock of Epidauros in an all-cash transaction for €8.75 million, or $11.9 million. In the transaction, the Company acquired Epidauros’s operations in Germany and an intellectual property portfolio that includes biomarkers in genes relating to prominent drug transporters and important cytochrome P450 drug metabolizing genes. Management believes that the biomarkers acquired will complement the Company’s existing biomarker portfolio, which resulted in significant goodwill from this transaction.

The cost of the transaction is comprised of the following:

(In thousands)

Cash	$11,883
Transaction costs	337
Less: cash acquired	(223)

$11,997

The purchase price has been allocated to the tangible and identifiable intangible assets of Epidauros acquired and liabilities assumed based on the fair values on the acquisition date as follows:

(In thousands)

Purchase Price Allocation:
Accounts receivable	$198
Inventories	69
Other current assets	369
Equipment	143
Intangible assets — Completed Technology (8 year life)	3,965
Accounts payable	(148)
Bank note	(1,390)
Accrued expenses and other current liabilities	(884)
Deferred revenue	(669)
Goodwill	10,344

Total purchase price	$11,997

Goodwill arising from this acquisition is not deductible for tax purposes.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of Epidauros have been included in the accompanying financial statements since the date of acquisition. The results of operations of Epidauros are not significant to the Company’s consolidated financial statements.

In-Process Research and Development

For the year ended March 31, 2006, of the total purchase price of Genaissance and Icoria, approximately $39.7 million was allocated to acquired in-process research and development (IPRD) projects and was expensed in the third quarter of fiscal 2006. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to the U.S. FDA’s approval.

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

The projects for which the IPRD charge relates were as follows:

•	Clozapine: In December 2004, Genaissance reported the discovery of genetic markers that are believed to predict who is at risk of developing clozapine-induced agranulocytosis, a life threatening decrease of white blood cells that requires frequent blood testing of patients. Genaissance was in the process of organizing another clinical trial to further support its findings. This IPRD project was estimated to be 60% complete as of the acquisition date. The estimated fair value of this IPRD project was $17.9 million as of October 6, 2005.

•	Vilazodone: In September 2004, Genaissance acquired an exclusive license from Merck KGaA, now Merck-Serono or Merck, to develop and commercialize vilazodone, which is under development for the treatment of depression. Genaissance was attempting to identify the genetic biomarkers that identify patients who are more likely to respond to vilazodone and develop a pharmacogenetic test. This project was estimated to be 25% complete as of the acquisition date. The estimated fair value of this IPRD project was $18.4 million as of October 6, 2005.

•	Acute liver injury and liver-disease-related research projects: Icoria had several research projects underway to identify biomarkers. These projects were estimated to be 75% complete relative to Icoria’s role. The estimated fair value of these IPRD projects was $3.4 million as of December 20, 2005.

The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results. The development efforts subsequent to acquisition and the revenue projections related to the primary drug candidate, vilazodone, have not varied materially from the original estimates. The failure of vilazodone to reach commercial success could have a material impact on the Company’s the expected results.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A long-term safety study of vilazodone was launched in December 2007 and a second Phase III study initiated enrollment in March 2008. Manufacture of clinical trial supplies and commercial supplies are also in progress, as well as completion of the non-clinical and other clinical requirements necessary for the NDA filing which is anticipated before the end of calendar 2009.

During the year ended March 31, 2008, 2007 and 2006, the Company incurred research and development costs of approximately $13.9 million, $7.0 million and $2.8 million, respectively, related to the clinical trials and the development of vilazodone. There were no material variances associated with the underlying projections established in connection with the vilazodone project and reported results.

(5)  Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31:

	2008	2007
	(In thousands)

Laboratory equipment	$7,251	$3,413
Leasehold improvements	3,466	3,076
Computer equipment and software	2,467	1,899
Furniture and fixtures	676	370

	13,860	8,758
Less: accumulated depreciation and amortization	(4,691)	(3,447)

	$9,169	$5,311

Laboratory and computer equipment includes capital leases with a principal value of $2.9 million and $526,000 at March 31, 2008 and 2007, respectively. Amortization of assets under capital leases totaled $632,000, $84,000 and $27,000 during fiscal 2008, 2007 and 2006, respectively. Depreciation expense of $1.4 million, $1.6 million, and $868,000 has been charged to cost of revenue and $883,000, $1.1 million, and $594,000 has been charged to operating expenses during fiscal 2008, 2007 and 2006, respectively

(6)	Goodwill and Intangible Assets

Goodwill balances are as follows at March 31:

(In thousands)

Balance at April 1, 2006	$20,044
Purchase Price Adjustments, net	(1,071)

Balance at March 31, 2007	18,973

Adoption of FIN 48	(1,593)
Acquisition of Epidauros	10,344
Effect of foreign currency translation	3,356

Balance at March 31, 2008	$31,080

During the year ended March 31, 2008, the reduction in goodwill of $1.6 million was related to the adoption of FIN 48 effective April 1, 2007 in which a tax contingency was reversed. During the year ended March 31, 2007, the net reduction in goodwill was related to a favorable resolution of a pre-acquisition contingency, the remaining stock payment and an adjustment to the fair value of fixed assets acquired.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company completed its annual impairment test of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of December 31, 2007, and concluded that as of December 31, 2007, there was no impairment.

The intangible asset balances are as follows at March 31:

	Average
	Useful
	Life	2008	2007
	(In thousands)

Completed technology	5.6 years	$13,824	$9,210
Customer relationships	6.7 years	10,800	10,800
Other	3.3 years	670	666

		25,294	20,676
Less: accumulated amortization		(13,177)	(8,920)

Intangible assets, net		$12,117	$11,756

During fiscal 2008, 2007 and 2006, amortization of intangible assets totaled $4.2 million, $6.7 million and $2.9 million, respectively. During the year ended March 31, 2007, management assessed a $2.6 million impairment of the value primarily attributed to completed technology associated with the acquisition of Icoria, which was charged to general and administrative expense. The impairment reflects declining metabolic service revenues and the value of certain Icoria licenses within the agricultural business which was significantly reduced in fiscal 2007 and concluded in fiscal 2008. Fair value used in the impairment assessment was based on an analysis of discounted cash flows.

Amortization with regard to the intangible assets at March 31, 2008 is expected to total, $2.0 million in 2009, $2.0 million in 2010, $1.8 million in 2011, $1.6 million in 2012, $1.5 million in 2013 and $3.2 million in 2014 and beyond.

(7)	Accrued Expenses

Accrued expenses consist of the following at March 31:

	2008	2007
	(In thousands)

Payroll and payroll-related expenses	$4,095	$2,090
Commissions, royalties and license fees	1,013	1,002
Other	2,191	2,359

	$7,299	$5,451

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Debt

Long-term Debt

The Company’s long-term debt obligations are as follows at March 31:

	2008	2007
	(In thousands)

Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of PGxHealth’s leasehold improvements	$2,556	$3,033
Advances from French government under a program to stimulate national innovation, with final maturity on September 2010	1,274	1,123
Euro note payable, bearing interest at 6.5%, with maturity on June 2009	948	—
Convertible note payable, bearing interest at 10.75% with maturity on October 19, 2010	—	2,570
Euro note payable, bearing interest at 5.5%, with maturity on September 2007	—	166
Other note payable	—	18

	4,778	6,910
Less: current portion	(1,701)	(1,404)

	$3,077	$5,506

The holders of the convertible note payable exercised their option to convert the remaining balance of the note into 140,000 shares of the Company’s common stock on September 10, 2007 when the outstanding balance on the note was $2.3 million.

The maturities of the long-term debt as of March 31, 2008 are as follows:

2009	$1,701
2010	1,213
2011	1,635
2012	229
2013	—
After	—

Total	$4,778

(9)	Commitments and Contingencies

Litigation

The Company is, from time to time, subject to disputes arising in the normal course of business. While ultimate results of any such disputes cannot be predicted with certainty, at March 31, 2008, there were no asserted claims against the Company which in the opinion of management, if adversely decided would have a material adverse effect on the statement of financial position and cash flows.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Commitments and Commercial Obligations

The Company leases facilities, vehicles and computer equipment under operating and capital leases. Future minimum lease payments under these leases as of March 31, 2008 are as follows (in thousands):

	Operating	Capital
Year Ending March 31,	Leases	Leases

2009	$2,501	$1,032
2010	1,887	896
2011	820	751
2012	589	468
2013	582	—
Thereafter	—	—

Total	$6,379	3,147

Less: amount representing interest		(349)

Total principal obligations		2,798
Less: current portion		(861)

Long-term capital lease		$1,937

Rent expense was $1.6 million, $2.4 million and $1.1 million during fiscal 2008, 2007 and 2006, respectively.

During fiscal 2008 and 2007, the Company financed equipment purchased under capitalized leases with a principal value of $2.7 million and $279,000, respectively. No equipment purchases in fiscal 2006 were financed with capitalized leases.

Vilazodone Commitments

Under the terms of the Company’s license agreement with Merck, if the Company is successful in the continuation of its development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million will be payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (MAA) filing in the European Union for the first indication of vilazodone. In addition, separate €9.5 million payments would each be payable to Merck within 30 days of receipt of approval of the NDA or MAA, and the first sale of vilazodone in the U.S. or the European Union, and Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to co-development and co-commercialization of vilazodone.

(10)	Equity

Preferred Stock

In connection with the Genaissance acquisition, the Company authorized and issued 484,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 per share. The Series A Preferred Stock is senior in right of payment of dividends and on liquidation to the common stock. At March 31, 2007, 184,000 shares were outstanding and during the year ended March 31, 2008 all of the shares were converted to common stock. On June 10, 2008, the Board of Directors approved the elimination of the designation of the Series A Preferred Stock.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

On June 18, 2007, the Company increased the authorized common stock from 14 million shares to 60 million shares.

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

On September 25, 2007, the Company granted 31,000 shares of restricted common stock to certain members of the Board of Directors; one-half vested immediately with the remainder to vest one year after grant. The restricted shares were issued on October 1, 2007.

On December 7, 2007, the Company issued 135,000 shares of its common stock to Merck, the licensor of vilazodone, as a milestone payment in connection with the successful completion of the Company’s Phase III study of vilazodone. The value of the shares issued to Merck of $3.6 million was recorded as research and development expense in fiscal 2008.

On June 13, 2006, the Company closed a private placement of common stock in which it sold 1.6 million shares of common stock and warrants to purchase an additional 780,000 shares of common stock for net proceeds of $16.9 million, after transaction expenses of $63,000, to certain institutional investors, including certain members of our board of directors. The unit price was $10.85 per share. The exercise price of the warrants is $12.97. The warrants are exercisable between December 14, 2006 and June 13, 2011. In February 2007, Third Security, LLC and its affiliates, which are controlled by Randal J. Kirk, the Chairman of the Board of Directors, exercised warrants issued in connection with the private placement to purchase 286,000 shares of common stock at a price of $12.97 for net proceeds to the Company of approximately $3.7 million.

On August 16, 2006, the Company issued 37,000 shares of common stock to Merck to acquire a license to manufacture vilazodone in connection with the on-going Phase III clinical trial. On December 20, 2006, the Company issued an additional 117,000 shares of common stock to Merck to complete acquisition of the manufacturing rights. The total value of the shares issued to Merck of $1.6 million was recorded as a research and development expense in fiscal 2007.

On September 22, 2006, in connection with the exercise of common stock options, the Company’s former Chief Executive Officer sold 24,000 shares of common stock with a current value of $234,000 to the Company. Simultaneously, the board or directors voted to retire the shares from treasury.

On November 17, 2005, the Company entered into a securities purchase agreement to sell to certain qualified institutional buyers and accredited investors, including certain members of the Company’s board of directors, an aggregate of 921,000 shares of the Company’s common stock and warrants to purchase an additional 461,000 shares of common stock, for an aggregate purchase price, net of associated costs, of $11.9 million. The sale of securities was consummated on November 17, 2005. The exercise price of the warrants is $15.60 per share. The warrants are exercisable at any time after May 17, 2006 and expire on May 17, 2011.

On June 5, 2007, the holder of the Company’s Series A Preferred Stock converted 60,000 of the 184,000 preferred shares then outstanding into 90,000 shares of the Company’s common stock. On July 17, 2007, the holder of the Series A Preferred Stock converted the remaining 124,000 shares of preferred stock into 186,000 shares of the Company’s common stock. In fiscal 2007, the holder of Series A Preferred shares converted 50,000 shares into 75,000 shares of the Company’s common stock.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, the Company has warrants to purchase 1.0 million shares of the Company’s common stock outstanding at an average exercise price of $16.26 per share. The warrants have an average remaining contractual term of 2.8 years.

On June 10, 2008, the Board of Directors of the Company approved the restoration of the 15,000 shares of the Company’s common stock held as treasury to the status of authorized but unissued shares of common stock.

(11)	Income Taxes

The Company adopted FIN 48 effective April 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with SFAS 109. The effect of applying the provisions of this interpretation upon adoption was to reverse a tax contingency recorded in connection with the acquisition of Genaissance totaling $1.6 million against goodwill. There were no unrecognized tax benefits upon adoption and there have been no changes in unrecognized tax benefits since adoption.

The Company files income tax returns in the U.S. and several foreign countries.

The Company remains subject to tax examinations in the following jurisdictions at March 31, 2008:

Jurisdiction	Tax Years

United States	2005-2008
United Kingdom	2005-2008
France	2005-2008
Germany	2003-2008

The components for loss before income taxes were as follows at March 31:

	2008	2007	2006
		(In thousands)

United States	$(54,335)	$(30,933)	$(52,546)
Foreign	8,190	257	(325)

	$(46,145)	$(30,676)	$(52,871)

The provision for (benefit from) income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)

Current:
Federal	$(15)	$—	$(247)
Foreign	(13)	107	206

Total Current	(28)	107	(41)

Deferred:
Federal	—	(418)	(63)
Foreign	—	—	—
Change in valuation allowance	—	418	9

Total Deferred	—	—	(54)

	$(28)	$107	$(95)

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following for fiscal 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)

Benefits from taxes at statutory rate	$(15,689)	$(10,430)	$(17,976)
Losses not benefited	15,836	9,849	3,898
Prior losses utilized	(128)	(224)	—
Change in valuation reserves	—	418	9
Write-off of purchased research and development	—	—	13,498
Other	(47)	494	476

	$(28)	$107	$(95)

The income tax effect of each type of temporary difference comprising the net deferred tax (liability) asset at March 31 is as follows:

	2008	2007
	(In thousands)

Deferred tax assets:
Net operating losses	$74,097	$41,055
Capitalized research costs	8,332	10,287
Stock-based compensation, severance and accrued payroll	2,807	1,157
Fixed assets	2,070	2,185
Tax credits	778	1,787
Other reserves and accrued liabilities	5,676	2,678

Total assets	93,760	59,149

Deferred tax liabilities:
Purchased intangibles	(4,290)	(4,190)
Other	(17)	—

Total liabilities	4,307	(4,190)

Net deferred tax asset	89,453	54,959
Less: valuation allowance	(89,453)	(54,959)

	$—	$—

SFAS No. 109, Accounting for Income Taxes, requires the Company to assess whether it is more likely than not that the Company will realize its deferred tax assets. The Company determined that it was more likely than not that the net operating losses and the deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The Company has U.S. federal net operating loss carryforwards, after limitation for a change in ownership, of $150.5 million; these carryforwards will expire from 2011 through 2028. In addition, the Company has available U.S. federal tax credit carryforwards of $733,000. These carryforwards which will expire in 2028 may be used to offset future taxable income, if any, and are subject to review and possible review by the Internal Revenue Service. The Company has net operating loss carryforwards of $183.5 million for state purposes which expire from 2009 through 2028.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has foreign net operating loss carryforwards of $47.2 million of which $44.3 million are not subject to expiration and $2.9 million that expire between 2009 and 2018. A full valuation allowance has been provided on these losses for all periods presented as the amounts are not deemed recoverable.

(12)	Stock Incentive Plans and Equity Based Compensation

In September 2002, the stockholders approved the establishment of the 2002 Incentive and Stock Option Plan (the 2002 Plan) under which an aggregate of 375,000 shares of common stock were reserved.

In October 2005, the stockholders approved the establishment of the 2005 Equity Incentive Plan (the 2005 Plan) under which an aggregate of 1.5 million shares of common stock were reserved. On September 21, 2006, the stockholders approved an amendment to the 2005 Plan which (a) increased the aggregate number of shares issuable from 1.5 million to 3.0 million and (b) increased the maximum number of shares that may be awarded to any participant in any tax year from 225,000 to 750,000 shares. All options are granted at not less than the fair market value of the stock on the date of grant.

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

The following table summarizes stock option activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except for per share amounts)

Outstanding April 1, 2007	2,010	$12.24
Granted	908	17.71
Forfeited	(180)	13.32
Exercised	(199)	8.80

Outstanding March 31, 2008	2,539	$14.53	8.3 years	$13,282

Exercisable March 31, 2008	936	$14.19	7.2 years	$6,039

Exercisable March 31, 2007	640	$14.29

Available for future grants March 31, 2008	538

The intrinsic value of options exercised during fiscal 2008 and 2007 was $2.6 million and $1.2 million, respectively.

In May 2006, the Company granted 105,000 options to a former member of the Company’s Board of Directors, in connection with the settlement of an employment agreement. The options were exercisable immediately and had a fair value of approximately $896,000, which was expensed on the date of grant. In August 2006, the Company modified the terms of 93,000 options to accelerate the vesting; additional expense of $250,000 was recorded pursuant to the modification.

There was no restricted stock issued by the Company until 2006. During fiscal 2008, 2007 and 2006, the Company granted 31,000, 24,000 and 24,000 shares of restricted common stock in each year to certain members of the Board of Directors; one-half vested immediately and the remainder to vest one year after grant. The fair value of these shares totaled $707,000 or $23.03 per share in fiscal 2008, $239,000 or $9.87 per share in fiscal 2007 and

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$286,000 or $11.93 per share in fiscal 2006. During fiscal 2006, in connection with the acquisitions of Genaissance and Icoria, the Company issued 63,000 shares of restricted stock with a fair value of $236,000.

The following table presents the stock-based compensation expense for the period ended March 31:

	2008	2007
	(In thousands)

Cost of revenues	$349	$146
Sales and marketing	905	533
Research and development	731	99
General and administrative	4,951	3,719

Pre-tax stock based compensation expense	$6,936	$4,497
Income tax benefits	—	—

Stock based compensation expense, net	$6,936	$4,497

In addition, the Company expensed $49,000 and $134,000 in net income (loss) from discontinued operations in fiscal 2008 and 2007, respectively.

As of March 31, 2008, there was $13.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the stock plans. That cost is expected to be recognized over a weighted average remaining period of 1.6 years.

The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of the Company’s common stock over the expected life of the option. The average expected life in 2008 and 2007 was based on an average of the vesting period and the contractual term of the option in accordance with the simplified method described in SEC Staff Accounting Bulletins 107 and 110. The risk-free interest rate is based on zero-coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. No dividend yield has been assumed as the Company does not currently pay dividends on its common stock. Exclusive of the options assumed in connection with the recent business combinations, forfeitures have historically been minimal and are estimated to be 0% per annum.

For 2008, 2007 and 2006 the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2008	2007	2006

Weighted-average interest rate	2.75 - 4.75%	4.00 - 5.18%	3.88-4.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	6 years	5 - 6 years	3 - 5 years
Expected volatility	71 - 79%	73 - 82%	32 - 43%
Weighted average grant date fair value	$12.30	$6.89	$20.11

If the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee awards for the year ended March 31, 2006, the effect on the consolidated financial statements would have been immaterial.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The range of exercise prices for options outstanding and options exercisable at March 31, 2008 is as follows:

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Shares	Contractual Life	Exercise	Shares	Exercise
Price Range	(Thousands)	(Years)	Price	(Thousands)	Price

$3.21 - 5.23	27	1.02	$3.51	27	$3.51
$7.33 - 9.87	329	8.09	9.45	128	9.35
$10.31 - 12.61	1,196	7.82	11.99	671	12.09
$13.23 - 14.99	460	9.10	14.74	25	14.22
$15.00 - 18.71	158	9.15	16.73	8	16.62
$20.00 - 23.62	324	9.55	22.36	34	22.86
$26.20 - 27.49	23	5.61	26.29	23	26.29
$30.77 - 35.79	6	5.70	34.82	5	34.73
$37.75 - 42.05	5	5.88	39.31	4	39.30
$44.92 - 46.97	2	3.65	46.56	2	46.56
$52.40 - 3,024.99	9	2.48	175.40	9	175.42

	2,539	8.27	$14.53	936	$14.19

(13)	Defined Contribution Plans

The Company sponsors defined contribution plans for its employees. Contributions and expenses incurred by the Company amounted to $242,000, $388,000 and $73,000 during fiscal 2008, 2007 and 2006, respectively.

(14)	Segment Information

As part of its decision to focus on the development and commercialization of targeted therapeutics and predictive tests from its portfolio of proprietary genetic biomarkers, the Company sold Vital Diagnostics in November 2006, CDSS in June 2007, Vital Scientific in October 2007, and Electa Lab in November 2007. These entities previously comprised the Company’s Physician’s Office Laboratories and Clinics and Small Hospitals segments. All previously reported operating results of the Physician’s Office Laboratories and Clinics and Small Hospitals segments have been reported as discontinued operations in the consolidated financial statements for all periods presented and are no longer presented in the segment information which follows. See discussion of discontinued operations in Note 3.

The Company acquired Epidauros during fiscal 2008 and had sold four businesses during fiscal 2007 and 2008. These transactions have significantly changed the focus of the Company. As a result, during the fourth quarter of fiscal 2008 the Company modified its management and reporting structure and determined that it has reportable segments which correspond directly to its two core business/service offerings: PGxHealth and Cogenics. Financial information for the two segments is included below for all periods presented and each segment is described as follows:

As PGxHealth, the Company focuses on the development and commercialization of targeted therapeutics and predictive tests from its growing portfolio of proprietary genetic biomarkers with the objective of improving the efficacy and safety of drugs and to aid in the diagnosis and management of complex genetic diseases or syndromes. PGxHealth is seeking to gain marketing approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a companion pharmacogenetic test for the treatment of depression. PGxHealth’s predictive tests are marketed to providers and third-party payers and are available through prescription by healthcare providers.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As Cogenics, the Company offers a wide range of genomic services which are marketed and provided to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in scientific investigations relating to human, animal and plant genomics. Cogenics offers various services, performed on a wide variety of platforms, including sequencing, genotyping, gene expression and bio-banking that are offered to and utilized in both regulated and unregulated markets.

The Company’s chief decision-maker, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is the Chief Executive Officer, who regularly evaluates the Company’s performance based on revenues and operating income. Segment performance is currently only evaluated by revenues. In addition to revenues, the CEO regularly evaluates the cash flows and reported costs related to various research and development efforts, including those related to the development of vilazodone. Selling, general and administrative functions, as well as the treasury function, are administered on a global basis and therefore these expenses are recorded where disbursed. As such, the Company does not allocate these expenses to its segments, nor has the Company allocated assets, including goodwill, as of March 31, 2008, to the reported segments.

The accounting policies of the segments are the same as those policies discussed in Note 2 — Significant Accounting Policies. As the management structure and internal reporting structure are refined, the Company will continue to re-assess its reporting segments and may further refine operating metrics, including developing a measure of segment profitability.

Segment information for the years ended March 31 is as follows:

	2008	2007	2006
		(In thousands)

Revenues:
PGxHealth	$5,107	$3,828	$1,660
Cogenics	28,925	27,728	10,697

Total Revenues	34,032	31,556	12,357

Cost of revenues	26,266	19,703	9,412

Research and development expenses:
PGxHealth	16,889	9,265	2,797
Cogenics	1,697	2,286	696

Total research and development expenses	18,586	11,551	3,493

Other operating expenses	37,384	31,668	52,068

Operating loss	$(48,204)	$(31,366)	$(52,616)

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information for the years ended March 31 is as follows:

	North America	Europe	All Other	Consolidated
		(In thousands)

Revenues
2008	$22,423	$11,342	$267	$34,032
2007	22,717	8,288	551	31,556
2006	9,354	2,991	12	12,357
Property Plant & Equipment, net
2008	$6,611	$2,558	$—	$9,169
2007	4,421	890	—	5,311
Goodwill & Intangibles, net
2008	$19,466	$23,731	$—	$43,197
2007	24,952	5,777	—	30,729

Revenues are attributed to each region based on the location of the customer.

(15)	Related Party Transactions

The Company was billed for sales commissions by Third Security in the amount of $89,000 in fiscal 2007. There were no commissions in fiscal 2008 and 2006.

On June 9, 2006, the Company issued convertible promissory notes to two affiliates of Mr. Kirk. The lenders provided the Company with $2.0 million to fund working capital needs until such time as the Company could complete a new private offering, structured as a private placement to certain institutional and accredited investors exempt from registration under Section 4(2) of the Securities Act of 1933. The notes, which were payable thirty days from the date of issuance, accrued interest at a rate of 12% per annum and were convertible at the option of the holders into the same type of security sold by us to investors in the first financing following issuance, at a price per share equal to the last reported closing bid price of the our common stock as reported on the NASDAQ on the date of issuance. On June 14, 2006, the Company repaid the notes plus accrued interest of $4,000 using a portion of the proceeds from the private placement of common stock discussed below.

On June 13, 2006, the Company closed a private placement of common stock in which the Company sold 1.6 million shares of common stock and warrants to purchase an additional 780,000 shares of common stock for net proceeds of $17.0 million, after transaction expenses of $63,000, to certain institutional investors, including certain members of the Board of Directors. The unit price was $10.85, which equaled the closing bid price of our common stock on the NASDAQ on the closing date, plus $0.04 per share. The exercise price of the warrants is $12.97, equaling a twenty percent premium on the closing bid price of the Company’s common stock on the NASDAQ on the closing date. The warrants are exercisable between December 14, 2006 and June 13, 2011. In February 2007, Third Security, LLC and its affiliates, which are controlled by Mr. Kirk, exercised warrants issued in connection with the private placement to purchase 286,000 shares of common stock at a price of $12.97 for net proceeds to the Company of $3.7 million.

On November 13, 2006 the Company sold Vital Diagnostics for net proceeds of $1.0 million. The buyer was funded by Adrian Tennyenhuis, Vital Diagnostic’s general manager and holder of a 7.5% minority interest, and NRM. The Company recorded a loss on disposal of $178,000 in connection with the sale in the fiscal year ended March 31, 2007.

On June 18, 2007, the Company sold CDSS to VDHC for proceeds at closing of $7.0 million. During the year ended March 31, 2007, the Company recorded a loss of $7.0 million to adjust the net assets of CDSS to fair value. Based on the final closing working capital adjustments and the costs of the transaction, an additional loss of $635,000 was recognized in the year ended March 31, 2008.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

On July 23, 2007, the Company sold 3.4 million shares of its common stock to an affiliate of Mr. Kirk as part of the public offering. After this transaction, Mr. Kirk along with his affiliates owned approximately 46.0% of the outstanding common stock of the Company.

On November 14, 2007, the Company sold Electa Lab to VDBV for $2.5 million. A loss of $38,000 from the sale was recorded in the year ended March 31, 2008.

(16)	Quarterly Summarized Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter 2008	Quarter 2008	Quarter 2008	Quarter 2008
	(In thousands, except per share amounts)

Total revenues	$6,627	$9,071	$10,509	$7,825
Gross profit	1,394	1,692	3,196	1,484
Operating loss	(7,702)	(10,544)	(14,486)	(15,472)
Loss from continuing operations	(7,723)	(9,795)	(13,869)	(14,730)
Income (loss) from discontinued operations	2,310	(1,087)	9,521	43
Net loss	(5,413)	(10,882)	(4,348)	(14,687)
Net loss per basic and diluted share:
Continuing operations	$(0.51)	$(0.51)	$(0.66)	$(0.70)
Discontinued operations	$0.15	$(0.06)	$0.45	$0.00

	First	Second	Third	Fourth
	Quarter 2007	Quarter 2007	Quarter 2007	Quarter 2007(1,2)
	(In thousands, except per share amounts)

Total revenues	$9,202	$7,262	$7,999	$7,093
Gross profit	3,956	2,446	3,014	2,437
Operating loss	(6,744)	(8,295)	(6,832)	(9,495)
Loss from continuing operations	(6,724)	(8,177)	(6,244)	(9,638)
Income (loss) from discontinued operations	539	57	(28)	(7,307)
Net loss	(6,185)	(8,120)	(6,272)	(17,049)
Net loss per basic and diluted share:
Continuing operations	$(0.52)	$(0.51)	$(0.43)	$(0.65)
Discontinued operations	$0.04	$0.00	$(0.00)	$(0.49)

(1)	Loss from continuing operations includes a $2.6 million impairment charge relating to intangible assets at Icoria.

(2)	The loss from discontinued operations includes a disposal loss of $7.0 million related to the reduction of the carrying value of CDSS to fair value.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated as of June 20, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 28, 2005, and incorporated herein by reference.
2.2		First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 2, 2005, and incorporated herein by reference.
2.3		Agreement and Plan of Merger, dated as of September 19, 2005, among Clinical Data, Inc., Irides Acquisition Corporation and Icoria, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 22, 2005, and incorporated herein by reference.
2.4		Share Purchase Agreement, dated as of August 23, 2007, among Clinical Data, Inc., Clinical Data B.V, and the stockholders of Epidauros Biotechnologie AG. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 29, 2007, and incorporated herein by reference.
2.5		Stock Purchase Agreement, dated as of October 25, 2007, among Clinical Data, Inc., Clinical Data B.V, Financiere Elitech S.A.S. and Elitech Holding B.V. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on October 30, 2007, and incorporated herein by reference.
3.1		Certificate of Elimination of the Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed herewith.
3.2		Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed herewith.
3.3		Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.
4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.
10.1		2002 Incentive and Stock Plan. Filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on July 29, 2002, and incorporated herein by reference.
10.2		Form of Incentive Stock Option Certificate under the 2002 Equity Incentive and Stock Plan for all U.S. employees, including executive officers. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2005, and incorporated herein by reference.
10.3		Form of Non-Statutory Stock Option Certificate under the 2002 Incentive and Stock Plan for all U.S. employees, including executive officers. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2005, and incorporated herein by reference.
10.4		Amended and Restated 2005 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2007, and incorporated herein by reference.
10.5		Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2005 Equity Incentive Plan for all U.S. employees, including executive officers, and directors. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 29, 2006, and incorporated herein by reference.
10	.6*	Executive Employment Agreement of Andrew J. Fromkin effective as of May 12, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, filed with the Commission on November 13, 2006, and incorporated herein by reference.
10	.7*	Executive Employment Agreement of Caesar J. Belbel effective as of May 12, 2006. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, filed with the Commission on November 13, 2006, and incorporated herein by reference.
10	.8*	Executive Employment Agreement of C. Evan Ballantyne effective as of June 16, 2008. Filed herewith.
10	.9*	Form of Amended and Restated Indemnification Agreement between the Company and Arthur Malman. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2005, and incorporated herein by reference.
10	.10*	Form of Indemnification Agreement between the Company and certain executive officers and directors of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2005, and incorporated herein by reference.

Exhibit
Number		Description

10	.11*	Amended and Restated Executive Employment Agreement of Carol R. Reed, M.D. effective as of June 16, 2008. Filed herewith.
10.12		Form of Securities Purchase Agreement among the Company and the Investors listed therein, dated as of November 17, 2005. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.
10.13		Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement, dated as of November 17, 2005. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.
10.14		Form of Registration Rights Agreement among the Company and the Investors listed therein, dated as of November 17, 2005. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.
10.15		Form of Two Year Common Stock Purchase Warrant, dated as of August 31, 2006. Filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2006, and incorporated herein by reference.
10.16		Form of Securities Purchase Agreement among the Company and the Investors, dated as of June 13, 2006. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.
10.17		Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement, dated as of June 13, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.
10.18		Form of Registration Rights Agreement among the Company and the Investors, dated as of June 13, 2006. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.
10	.19†	License, Development and Cooperation Agreement by and between Merck KGaA and Genaissance Pharmaceuticals, Inc., dated September 22, 2004. Filed as Exhibit 99.1 to Genaissance’s Current Report on Form 8-K/A, filed with the Commission on October 13, 2004, and incorporated herein by reference.
10.20		Selective Share Buy-Back Agreement among Vital Diagnostics Pty. Ltd., Clinical Data, B.V., and Clinical Data, Inc. (with respect to Sections 4.4, 6 and 7 only) dated November 13, 2006. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2006, and incorporated herein by reference.
14.1		Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 29, 2006, and incorporated herein by reference.
21.1		Subsidiaries of the Company. Filed herewith.
23.1		Consent of Deloitte & Touche LLP, an independent registered public accounting firm. Filed herewith.
31.1		Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2		Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a contract with management.

†	Confidential treatment requested as to certain portions, which portions have been filed separately with the Commission.