Form 10-Q
period 2008-06-30
CLINICAL DATA INC
filed 2008-08-11
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (617) 527-9933
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 21,159,398.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	March 31,
(In thousands, except share amounts)	2008	2008

ASSETS
Current Assets:
Cash and cash equivalents	$38,557	$54,755
Accounts receivable, net	6,920	6,290
Prepaid expenses and other current assets	2,654	2,534

Total current assets	48,131	63,579

Marketable securities, at fair value	12,725	12,725
Property, plant and equipment, net	9,577	9,169
Goodwill	31,079	31,080
Intangible assets, net	11,609	12,117
Other assets, net	442	778

TOTAL ASSETS	$113,563	$129,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,592	$1,701
Current portion of capital leases	976	861
Accounts payable	5,209	6,134
Accrued expenses	5,110	7,299
Customer advances and deferred revenue	2,457	2,256

Total current liabilities	15,344	18,251

Long-Term Liabilities:
Long-term debt, net of current portion	2,698	3,077
Capital lease obligations, net of current portion	2,023	1,937
Other long-term liabilities	114	108

Total long-term liabilities	4,835	5,122

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 21,140,000 and 21,151,000 shares issued at June 30, 2008 and March 31, 2008, respectively; 21,140,000 shares and 21,136,000 shares outstanding at June 30, 2008 and March 31, 2008, respectively	211	212
Additional paid-in capital	223,182	221,059
Accumulated deficit	(133,630)	(118,766)
Treasury stock, none and 15,000 shares at cost at June 30, 2008 and March 31, 2008, respectively	—	(47)
Accumulated other comprehensive income	3,621	3,617

Total stockholders’ equity	93,384	106,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,563	$129,448

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2008	2007

Revenues	$9,189	$6,627
Cost of revenues	6,847	5,233

Gross profit	2,342	1,394

Operating expenses:
Research and development	8,282	1,867
Sales and marketing	3,317	1,823
General and administrative	6,090	5,406

Total operating expenses	17,689	9,096

Loss from operations	(15,347)	(7,702)
Interest expense	(118)	(66)
Interest income	371	70
Other income (expense), net	2	(8)

Loss from continuing operations before taxes	(15,092)	(7,706)
Provision for income taxes	(84)	(17)

Loss from continuing operations	(15,176)	(7,723)
Income from discontinued operations	312	2,310

Net loss	$(14,864)	$(5,413)

(Loss) income per basic and diluted share:
Continuing operations	$(0.71)	$(0.51)
Discontinued operations	0.01	0.15

Net loss	$(0.70)	$(0.36)

Weighted average shares:
Basic and diluted	21,138	15,042
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,864)	$(5,413)
Less income from discontinued operations	(312)	(2,310)

Loss from continuing operations	(15,176)	(7,723)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,334	2,008
Stock-based compensation	2,127	1,206
Loss (gain) on sale/disposal of equipment	158	(10)

Changes in current assets and liabilities:
Accounts receivable	(632)	579
Prepaid expenses and other current assets	(110)	201
Other assets	144	29
Accounts payable and accrued liabilities	(3,201)	(492)
Customer advances and deferred revenue	202	(471)

Cash used in continuing operations	(15,154)	(4,673)
Cash provided by discontinued operations	—	4,394

Net cash used in operating activities	(15,154)	(279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(770)	(307)
Proceeds from sale of equipment	22	12

Cash used in investing activities — continuing operations	(748)	(295)
Cash provided by investing activities — discontinued operations	312	6,740

Net cash (used in) provided by investing activities	(436)	6,445

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(702)	(538)
Exercise of stock options	43	—

Cash used in financing activities — continuing operations	(659)	(538)
Cash used in financing activities — discontinued operations	—	(3,563)

Net cash used in financing activities	(659)	(4,101)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51	85
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,198)	2,150

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,755	13,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,557	$16,099

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2008
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the Company) is a Delaware corporation headquartered in Newton, Massachusetts. The Company operates its business in two segments: PGxHealth® and Cogenics®.
     PGxHealth focuses on the development and commercialization of targeted therapeutics and predictive tests from its growing portfolio of late-stage compounds and proprietary genetic biomarkers with the objective of improving the efficacy and safety of drugs to aid in the diagnosis and management of complex clinical conditions. PGxHealth is seeking to gain marketing approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a potential companion pharmacogenetic test for the treatment of depression. PGxHealth’s predictive tests are marketed to healthcare providers, reimbursed by certain third-party payers, and are available through prescription by healthcare providers.
     Cogenics offers a wide range of genomic services which are marketed and provided to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in scientific investigations relating to human, animal and plant genomes performed on a variety of platforms. These genomic services include sequencing, genotyping, gene expression and bio-banking that are offered in both regulated and unregulated markets.
     The Company anticipates that the total remaining cash required to file a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for vilazodone will be between $55-60 million, which will require the Company to consider additional sources of capital in the future. These projections do not include any financial or other contributions to vilazodone’s clinical development program from third parties including potential partnering opportunities with pharmaceutical or biotechnology companies.
     On August 4, 2008, the Company acquired the assets of Adenosine Therapeutics, L.L.C., (Adenosine Therapeutics), a developer of drug products based on its extensive portfolio of composition of matter and method of use patents relating to selective adenosine receptor modulators. The Company paid $11 million in cash and entered into a $22 million five-year promissory note and a separate $3.2 million 32-month promissory note. Contingent consideration of up to $30 million in cash may be paid upon the achievement of certain regulatory and commercial milestones. Two compounds in the Adenosine Therapeutics pipeline are the subject of licensing option agreements. Novartis holds an option to partner on the development of ATL844, in preclinical study for the treatment of diabetes and asthma, and a confidential partner holds an option on another compound in preclinical development for an ophthalmic indication.
     At June 30, 2008, the Company had cash, cash equivalents and marketable securities totaling $51.3 million, including $12.7 million in auction rate preferred securities which are not currently liquid and therefore classified as non-current. The Company’s projected uses of cash include cash to fund operations, capital expenditures, continued research and product development, sales and marketing, existing debt service costs, and potential strategic acquisitions. As a result of the acquisition of Adenosine Therapeutics coupled with the acceleration of certain components of the vilazadone clinical trials, the Company believes that its cash and cash availability will only be sufficient to fund its operations through December 2008. The Company will need additional funds to continue operations and the development of vilazodone beyond December 2008. Additional funds could come from the following sources:
•	partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	license or sublicense payments from the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	the sale of equity or debt securities; and/or

•	the sale of non-core assets.
     The sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all. If the Company is unable to obtain financing, the Company may be required to reduce the scope of and delay the planned vilazodone NDA filing, which could harm the Company’s financial condition and operating results.
     The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
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
(2) Summary of Significant Accounting Policies
     Marketable Securities
     At June 30, 2008 and March 31, 2008, the Company held auction rate preferred securities (ARPS) with a par value of $13.2 million and fair value of $12.7 million. The Company’s investment in ARPS is variable-rate preferred shares in several closed-end mutual funds under one management investment company. These securities pay dividends and are tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company’s investment in these ARPS is classified as available-for-sale securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, due to recent events in credit markets, the auction events for these instruments, which provide liquidity to these investments and determine the reset rates for the rate of return on these investments, failed during the quarter ended March 31, 2008 and continued to fail during the quarter ended June 30, 2008. Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis (a level 3 input as defined in SFAS No. 157, Fair Value Measurements) as of June 30, 2008 and March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.
     As a result of the temporary declines in fair value for the Company’s ARPS, which the Company attributes to liquidity issues rather than credit issues, at June 30, 2008 and March 31, 2008, there was an unrealized loss of $500,000 which was recorded during the quarter ended March 31, 2008 to accumulated other comprehensive income. As of June 30, 2008, the Company continues to earn interest on all of its ARPS. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, is being recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings. Due to the lack of evidence relative to near term marketability of these instruments, these securities are classified as non-current assets in the condensed consolidated balance sheet at June 30, 2008 and March 31, 2008. Since June 30, 2008 to the date of filing this Form 10-Q with the SEC, ARPS with a par value of $2.35 million have been redeemed at par.
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
     The following dilutive securities were not included in the diluted earnings per share calculations because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

	As at June 30,
(in thousands)	2008	2007
Common stock options	2,889	2,332
Common stock warrants	1,011	1,184
Restricted stock	—	12
Convertible note	—	117
Voting convertible series A preferred stock	—	186

Potentially dilutive securities outstanding	3,900	3,831

      Comprehensive Loss
     The components of other comprehensive loss are as follows:

	Three Months Ended June 30,
(in thousands)	2008	2007
Net loss	$(14,864)	$(5,413)
Translation adjustment	4	49

Total comprehensive loss	$(14,860)	$(5,364)

      Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was effective for the Company beginning on April 1, 2008 and did not have a significant impact on the Company’s financial statements. In February 2008, the FASB deferred the implementation of SFAS 157 for certain non-financial assets and liabilities; that portion of SFAS 157 will become effective for the Company beginning on April 1, 2009. The Company is evaluating the impact of SFAS 157 related to certain non-financial assets and liabilities on the consolidated financial statements.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 became effective for the Company on April 1, 2008; management did not elect to account for any financial assets or liabilities at fair value at adoption.
     In July 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 was effective for the Company on April 1, 2008 and did not have a significant impact of the Company’s financial statements.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (EITF 07-1). EITF 07-1 requires participants in a collaborative arrangement to report costs incurred and revenue generated from transactions with third parties in the income statement. EITF 07-1 is effective for the Company beginning on April 1, 2009. The Company is currently evaluating the effect of EITF 07-1 on the consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies to the Company prospectively to business combinations for which the acquisition date is on or after April 1, 2009.
(3) Goodwill and Intangible Assets
     Goodwill balances are as follows:

(in thousands)
Balance at March 31, 2008	$31,080
Effect of foreign currency change	(1)

Balance at June 30, 2008	$31,079

     The intangible assets balances are as follows:

	Average
	Useful	June 30,	March 31,
(in thousands)	Life	2008	2008
Completed technology	5.6 years	$13,824	$13,824
Customer relationships	6.7 years	10,800	10,800
Other	3.3 years	574	670

		25,198	25,294
Less: accumulated amortization		(13,589)	(13,177)

Intangible assets, net		$11,609	$12,117

(4) Equity
     On June 10, 2008, the Company eliminated the designation of the Series A Preferred Stock and restored the 15,000 shares of the Company’s common stock held as treasury to the status of authorized but unissued shares of common stock.
(5) Segment Disclosures and Geographical Information
     The Company acquired Epidauros Biotechnologie AG (Epidauros) of Bernried, Germany during fiscal 2008 and sold four businesses during fiscal 2007 and 2008. These transactions have significantly changed the focus of the Company. As a result, during the fourth quarter of fiscal 2008, the Company modified its management and reporting structure and determined that it has reportable segments which correspond directly to its two core business/service offerings: PGxHealth and Cogenics. Financial information for the two segments is included below for all periods presented and each segment is described as follows:
     PGxHealth focuses on the development and commercialization of targeted therapeutics and predictive tests from its growing portfolio of late-stage compounds and proprietary genetic biomarkers with the objective of improving the efficacy and safety of drugs and to aid in the diagnosis and management of complex genetic diseases or syndromes. PGxHealth is seeking to gain marketing approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a companion pharmacogenetic test for the treatment of depression. PGxHealth’s predictive tests are marketed to providers and third-party payers and are available through prescription by healthcare providers.
     Cogenics offers a wide range of genomic services which are marketed and provided to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in scientific investigations relating to human, animal and plant genomics performed on a variety of platforms. The services include sequencing, genotyping, gene expression and bio-banking that are offered to and utilized in both regulated and unregulated markets.
     The Company’s chief decision-maker, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is the Chief Executive Officer (CEO), who regularly evaluates the Company’s performance based on revenues and operating income. In addition to revenues and operating income, the CEO regularly evaluates the cash flows and reported costs related to various research and development efforts, including those related to the development of vilazodone. Prior to the quarter ended March 31, 2008, selling, general and administrative functions, as well as the treasury function, are administered on a global basis and therefore these expenses are recorded where disbursed. As such, the Company did not allocate these expenses to its segments. The Company has not yet completed the process of allocating assets, including goodwill, as of June 30, 2008, to the reported segments.

     The accounting policies of the segments are the same as those policies discussed in the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and filed with the SEC on June 16, 2008. As the management structure and internal reporting structure are refined, the Company will continue to re-assess its reporting segments and may further refine operating metrics, including developing a measure of segment profitability.
     Segment information for the three months ended June 30, 2008 is as follows:

(in thousands)	Cogenics	PGxHealth	Corporate	Consolidated

Revenues	$7,152	$2,037	$—	$9,189
Cost of revenues	5,550	1,297	—	6,847

Gross profit	1,602	740	—	2,342

Operating expenses:
Research and development	663	7,619	—	8,282
All other	3,652	2,972	2,783	9,407

Total operating expenses	4,315	10,591	2,783	17,689

Loss from operations	$(2,713)	$(9,851)	$(2,783)	$(15,347)

     Segment information for the three months ended June 30, 2007 is as follows:

(in thousands)	Cogenics		PGxHealth		Corporate	Consolidated

Revenues	$5,677		$950		$—	$6,627
Cost of revenues		(1)		(1)	—	5,233

Gross profit		(1)		(1)	—	1,394

Operating expenses:
Research and development	146		1,721		—	1,867
All other		(1)		(1)	1,724	7,229

Total operating expenses		(1)		(1)	1,724	9,096

Loss from operations		(1)		(1)	$(1,724)	$(7,702)

(1)	During the quarter ended March 31, 2008, the Company modified its management and reporting structure and determined that it has reportable segments which correspond directly to its two core business/service offerings: PGxHealth and Cogenics. For the period prior to January 1, 2008, the Company did not have discrete financial information available for these reporting segments.
     Revenues by geographic area for the three months ended June 30 is as follows:

(in thousands)	North America	Europe	All Other	Consolidated

2008	$5,431	$3,722	$36	$9,189
2007	4,338	2,266	23	6,627
     Revenues are attributed to each region based on the location of the customer.
(6) Commitments
      Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck KGaA (Merck), if the Company is successful in the continuation of its development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million ($19.7 million at June 30, 2008) will be payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (MAA) filing in the European Union for the first indication of vilazodone. In addition, separate €9.5 million ($15.0 million at June 30, 2008) payments would be payable to Merck within 30 days of receipt of approval of the NDA or MAA, and the first sale of vilazodone in the U.S. or the European Union; Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to co-development and co-commercialization of vilazodone.

(7) Subsequent Event
     Acquisition of Adenosine Therapeutics, LLC
     On August 4, 2008, the Company acquired the assets of Adenosine Therapeutics, L.L.C., (Adenosine Therapeutics) a developer of drug products relating to selective adenosine receptor modulators. The consideration of the business combination was comprised of $11 million in cash, a $22 million five-year promissory note, a $3.2 million 32-month promissory note, and contingent consideration of up to $30 million cash to be paid in the following amounts and upon the following milestones: (i) $5 million upon the approval by the FDA for sale in the U.S. of any product covered by an Adenosine Therapeutics’ patent (a Seller Compound); (ii) $10 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in a fiscal year; and (iii) $15 million upon the initial achievement of $250 million in aggregate gross sales of a Seller Compound in a fiscal year. One-third of all licensing and/or sublicensing revenue received by the Company with respect to the license and/or sublicense of any Seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15 million, will be payable to Adenosine Therapeutics as a dollar-for-dollar offset against the first $15 million of milestones.
     The acquisition of Adenosine Therapeutics significantly expands PGxHealth’s therapeutics offerings by adding drug candidates in cardiology, diabetes, inflammatory diseases, and sickle cell anemia. The acquisition further enhances PGxHealth’s new drug pipeline with Stedivaze™ (apadenoson), which is expected to enter Phase III testing in 2009 as a pharmacologic stress agent for myocardial perfusion imaging.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward — Looking Statements and Risk Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and filed with the SEC on June 16, 2008.
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
Overview
     As a result of our growing portfolio of proprietary genetic biomarkers, genetic and pharmacogenetic tests and therapeutics, we believe we are emerging as a global leader in the development and commercialization of predictive tests and targeted therapeutics that improve the efficacy and safety of drugs and genetic tests for complex and difficult to diagnose diseases and syndromes. We are also a leading provider of genomic services to pharmaceutical and biotechnology companies. Within PGxHealth, we are utilizing pharmacogenetics to develop predictive tests and safer and more efficacious therapeutics by advancing genetic markers to guide drug development and utilization. We successfully completed our first Phase III clinical trial for vilazodone, our dual-serotonergic compound in development for the treatment of depression and identified proprietary biomarkers of response for vilazodone. In December 2007, we initiated a long-term safety study for vilazodone and a second confirmatory Phase III trial was initiated in March 2008. In August 2008, we acquired Adenosine Therapeutics, L.L.C., or Adenosine Therapeutics. The acquisition of Adenosine Therapeutics significantly expands PGxHealth’s therapeutics offerings by adding drug candidates in cardiology, diabetes, inflammatory diseases, and sickle cell anemia. The acquisition further enhances PGxHealth’s drug pipeline with Stedivaze™, or apadenoson.
      Therapeutics
           Vilazodone
     Vilazodone is a small molecule which is both an SSRI and a 5HT1A partial agonist, thus combining in one molecule the current utilized first-line and a common second-line therapy for depression. Our initial Phase III trial was designed to demonstrate the efficacy of vilazodone and to apply our expertise in pharmacogenetics to identify biomarkers that would form the foundation of a companion pharmacogenomic test for vilazodone response. Positive results of this clinical trial were released in September 2007. The drug met both its primary and related secondary efficacy endpoints. As a result of this achievement, we made a $3.6 million equity milestone payment to Merck. In addition, proprietary biomarkers of response for vilazodone were identified and patents for these biomarkers were filed. We also exercised an option to license from Merck the manufacturing rights of vilazodone for an equity payment of $1.6 million in December 2006 and are proceeding with the manufacturing of the clinical and commercial drug supply in accordance with the applicable regulatory guidelines.
     After the announcement of the study results in September 2007 and through the quarter ended December 31, 2007, we prepared and analyzed the data. In December 2007, we initiated a long-term safety study and our second Phase III study began in March 31, 2008. As previously communicated, these and the ongoing activities relating to vilazodone clinical and genetic development will lead to substantial increases in research and development expenses for PGxHealth over the next fifteen months.
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
     While we believe the market potential of vilazodone is significant, funding the continued development of vilazodone is a challenge as Phase III and related studies and other requirements associated with an NDA filing are expensive. We were able to create significant shareholder value by completing the successful Phase III trial and biomarker identification without relinquishing economics to a third party prior to these findings. In July 2007, we raised $71.4 million, net of offering costs, in a public offering which better positioned us to continue with the development of vilazodone, but currently do not have the cash reserves or the cash flow from other sources to fund such development through an NDA submission. In order to successfully commercialize this compound, we will likely enter into a partnership with a third party that has sufficient resources or be required to raise additional capital through the sale of equity and/or debt securities. Establishing a partnership to develop and/or commercialize vilazodone, may reduce financial and other burdens to us and enhance clinical and other co-development efforts for vilazodone. However, a partnership could have an impact on the future economics relating to the marketing of vilazodone and for our shareholders. Additionally, the sale of our equity and debt securities could serve to dilute our stockholders.
            Stedivaze
     Stedivaze is a selective A2A adenosine receptor agonist for use as a pharmacologic stress agent for myocardial perfusion imaging. Phase II data showed potential best-in-class attributes with an adverse event profile showing improvement over the current market leader and a rapid onset and offset of action. Planned Phase III studies include ease of use advantages which are expected to commence during the first half of calendar 2009.
      Genetic and Pharmacogenetic Tests
     PGxHealth also leverages its expertise and intellectual property to develop and commercialize predictive tests to aid in the prediction of drug response, as well as, to aid in the diagnosis and management of complex clinical conditions. We believe that advances in biomarker identification in the field of pharmacogenomics and in laboratory practices and testing platforms, and the manner in which we focus our development of our predictive tests, serve as a foundation for the adoption of predictive tests by providers and payers. These tests are used to determine which individuals will experience enhanced benefit from specific therapies and may result in the reduction of therapeutic and medical costs as patients experience better clinical outcomes.
     We continue to apply our efforts and expertise to the development of new pharmacogenetic tests that predict drug response, focusing on disease states within the central nervous system/psychiatry, cardiology, oncology and inflammatory diseases therapeutic areas. We are also pursuing additional tests for complex and difficult to diagnose diseases and syndromes that will compliment our FAMILION® family of tests. We have a robust pipeline of future tests and expect to launch up to three new tests in fiscal year 2009. We are also actively reviewing investment opportunities to acquire and advance intellectual property that will support test and therapeutic development, enhance and update infrastructure automation and information systems and other related initiatives. These activities are required to reduce the cost of delivery and to increase laboratory capacity relating to delivery of our tests, enhance scalability of lab operations as demand grows for our tests, drive adoption of existing tests, commercialize new tests and enhance reimbursement for the tests, among other key metrics. Based on the current growth of the business and related product development, we expect this increased investment to remain at higher than normal levels through September 30, 2009.
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
     We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. A full discussion of the following accounting policies is included in our 2008 Annual Report on Form 10-K filed with the SEC on June 16, 2008.
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Valuation of Intangibles

•	Accrued Expenses

•	Income Taxes
     We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended June 30, 2008. There have been no changes to our critical accounting policies in the quarter ended June 30, 2008.
Results of Operations
     Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Revenue. Revenue increased $2.6 million, or 39%, from $6.6 million for the three months ended June 30, 2007 to $9.2 million for the same period in fiscal 2009. Excluding the impact associated with the wind down of Icoria’s grant revenue in December 2007, which amounted to $1.0 million for the three months ended June 30, 2007, revenue increased $3.6 million, or 65%, from $5.6 million to $9.2 million compared to the same period a year ago.
     PGxHealth revenue for the three months ended June 30, 2008 increased $1.1 million, or 114%, to $2.0 million from $950,000 for the same period a year ago. This increase was primarily driven by the increase in sales of PGxHealth’s predictive tests of $1.0 million, or 122%, from the same period a year ago. The introduction of PGxHealth’s new commercial sales and marketing team in September 2007 has had a notable impact on PGxHealth’s revenues. We expect to continue to expand and invest in the development of our PGxHealth sales force and have added new test products, such as Hypertrophic Cardiomyopathy, or HCM, which was launched in May 2008, in an effort to continue the acceleration of revenue growth.
     Cogenics revenue increased $1.5 million, or 26%, to $7.2 million for the three months ended June 30, 2008 from $5.7 million for the same period in fiscal 2008. Excluding the impact associated with the wind down of Icoria’s grant revenue in December 2007, which amounted to $1.0 million for the three months ended June 30, 2007, Cogenics revenue increased $2.5 million, or 55% to $7.2 million for the three months ended June 30, 2008 from $4.6 million for the same period a year ago. The increase in Cogenics revenue is due to an increase in the core service lines of $1.4 million, or 30%, from $5.5 million for the three months ended June 30, 2007 to $6.0 million for the three months ended June 30, 2008. In addition, revenue for the three months ended June 30, 2008 includes revenue of $1.1 million from Epidauros, which was acquired on August 23, 2007.
     Gross Profit. Gross profit margins increased from 21% for the three months ended June 30, 2007 to 25% for the same period in fiscal 2009. The increase was primarily due to the increase in revenue during the same period. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature, thus, as revenue increases our gross margin will increase. To further improve our margins, during fiscal 2008, we initiated a program to significantly upgrade our technology platforms, laboratory information systems and other technologies to reduce the cost of production while increasing our capacity as our PGxHealth predictive test revenues grow. Gross profit margin for the three months ended June 30, 2008 was 22% for Cogenics and 36% for PGxHealth. We expect margins to improve as PGxHealth test volumes increase and the investments increase efficiencies in test production. In addition, we continue aggressive activities to increase efficiencies and reduce costs in Cogenics while allowing for expected growth in revenues.
     Research and Development Expense. Research and development expenses increased $6.4 million, or 344%, from $1.9 million for the three month ended June 30, 2007 to $8.3 million for the same period in fiscal 2009. The increase is primarily related to the ongoing vilazodone safety trials and Phase III confirmatory, which began in December 2007 and March 2008, respectively. We expect our ongoing research and development costs to continue to increase significantly as our vilazodone Phase III confirmatory and safety trials progress. In addition, stock-based compensation expense charged to research and development expense increased $148,000 for the three months ended June 30, 2008 to $304,000 from $156,000 for the same period in fiscal 2008.
     Sales and Marketing Expense. Sales and marketing expenses increased $1.5 million, or 82%, from $1.8 million for the three months ended June 30, 2007 to $3.3 million for the same period in fiscal 2009. The increase was principally due to the new sales and marketing function within PGxHealth, including the hiring of a new sales force and senior level sales and marketing management, and costs incurred by Epidauros for the three months ended June 30, 2008. Epidauros was not acquired until August 23, 2007 and accordingly, there were no expenses associated with Epidauros included in sales and marketing expenses during the three months ended June 30, 2007. In fiscal 2008, we implemented plans to aggressively expand our sales force. Although we expect to continue to expand our PGxHealth sales force, increasing expense in this area should take place at a lower rate. In addition, stock-based compensation expense charged to sales and marketing expense increased $170,000 for the three months ended June 30, 2008 to $309,000 from $139,000 for the same period in fiscal 2008.
     General and Administrative Expense General and administrative expenses increased $684,000, or 13%, from $5.4 million for the three months ended June 30, 2007 to $6.1 million for the same period in fiscal 2009. The increase was the result of the costs incurred by Epidauros of $620,000 for the three months ended June 30, 2008. Epidauros was not acquired until August 23, 2007 and accordingly, there were no expenses associated with Epidauros included in general and administrative expenses during the three months ended June 30, 2007. Stock-based compensation expense charged to general and administrative expense increased $594,000 for the three months ended June 30, 2008 to $1.4 million from $799,000 for the same period in fiscal 2008. These increases were partially offset by savings realized as a result of cost reduction efforts taken in fiscal 2008.

     Interest and Other Income (Expense), Net Interest expense increased $52,000 from $66,000 for the three months ended June 30, 2007 to $118,000 for the same period in fiscal 2009. Interest income increased $301,000 from $70,000 for the three months ended June 30, 2007 to $371,000 for the same period in fiscal 2009. As a result of the financing transaction completed in July 2007 for net proceeds of $71.4 million, we are investing our cash not required to fund current operations in interest bearing assets. Other income (expense), net increased $10,000 to $2,000 for the three months ended June 30, 2008 from $(8,000) for the same period in fiscal 2008.
Liquidity and Capital Resources
     We had cash, cash equivalents and marketable securities of approximately $51.3 million at June 30, 2008, including $12.7 million in auction rate preferred securities which are not currently liquid and therefore classified as non-current. Excluding the effect of exchange rate changes, we had a negative net cash flow of $16.2 million during the three months ended June 30, 2008 as compared to a positive $2.1 million in the same period last year. The positive net cash flow in the prior year was due to the proceeds generated from the sale of our non-core assets.
     Our long-term debt obligations were as follows:

	June 30,	March 31,
(in thousands)	2008	2008

Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of PGxHealth’s leasehold improvements	$2,420	$2,556
Advances from French government under a program to stimulate national innovation, with final maturity on September 2010	1,264	1,274
Euro note payable assumed, bearing interest at 6.5%, with maturity on June 2009	606	948

	4,290	4,778
Less: current portion	(1,592)	(1,701)

Long-term debt, net of current portion	$2,698	$3,077

     Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.
     For the three months ended June 30, 2008, we made capital expenditures of approximately $770,000 primarily to introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems. We expect to use our available cash and capital leases to fund these expenditures.
     Our sources of liquidity as of June 30, 2008 include our cash, cash equivalents and marketable securities balance of approximately $51.3 million, including $12.7 million in auction rate preferred securities which are not currently liquid and therefore classified as non-current, and possible future equity and/or debt financings. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development and potential strategic acquisitions.
     As of June 30, 2008, we held auction rate preferred securities, or ARPS, with a par value of $13.2 million and a fair value of $12.7 million. The investments at June 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible; however, as a result of the failed auctions we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. We do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation. Since June 30, 2008 to the date of filing this Form 10-Q with the SEC, ARPS with a par value of $2.35 million have been redeemed at par.
     On August 4, 2008, we acquired the assets of Adenosine Therapeutics for $11 million in cash and entered into a $22 million five-year promissory note and a separate $3.2 million 32-month promissory note. Contingent consideration of up to $30 million in cash may be paid upon the achievement of certain regulatory and commercial milestones. Two compounds in the Adenosine Therapeutics pipeline are the subject of licensing option agreements. Novartis holds an option to partner on the development of ATL844, in preclinical study for the treatment of diabetes and asthma, and a confidential partner holds an option on another compound in preclinical development for an ophthalmic indication.
     As a result of our most recent acquisition coupled with the acceleration of certain components of the vilazadone clinical trials, we believe that our cash and cash availability will only be sufficient to fund our operations through December 2008. We will need additional funds to continue operations and the development of vilazodone beyond December 2008. Additional funds could come from the following sources:
•	partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	license or sublicense payments from the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	the sale of equity or debt securities; and/or

•	the sale of non-core assets.
     The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, the Company may be required to reduce the scope of and timing of the planned vilazodone NDA filing, which could harm our financial condition and operating results.
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
Foreign Exchange
     The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Changes in foreign currencies would not materially impact our financial condition or operations.
Auction Rate Preferred Securities

     At June 30, 2008, we held auction rate preferred securities, or ARPS, with a par value of $13.2 million and fair value of $12.7 million. An unrealized loss of $500,000 was recorded at June 30, 2008 to reflect the lack of liquidity in the ARPS. The investments at June 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible; however, as a result of the failed auctions we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding these securities beyond their next scheduled auction reset dates, thus limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been adversely impacted. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates or the liquidity issues persist, we may be required to adjust the carrying value of these investments through an impairment charge. Based on our ability to access our cash, our expected operating cash flows, and our available credit lines, we do not anticipate the current lack of liquidity in these investments to have a material impact on our financial condition or results of operation. Since June 30, 2008 to the date of filing this Form 10-Q with the SEC, ARPS with a par value of $2.35 million have been redeemed at par.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of June 30, 2008 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2008, which was filed with the SEC on June 16, 2008, contains numerous risk factors relating to our business and operations, our intellectual property, our industry and our common stock. We have updated our risk factors since June 16, 2008 to include the following matters:
Risk factors relating to our Business and Operations
Without additional capital raising opportunities, we will not have sufficient cash resources available to fund our current level of activities beyond December 2008, including our Phase III clinical trials for our lead product candidate, vilazodone.
     As a result of our acquisition of Adenosine Therapeutics, LLC in August 2008 coupled with the acceleration of certain components of the vilazadone clinical trials, we believe that our current cash, cash equivalents and marketable securities will only be sufficient to fund our operations through December 2008, prior to the anticipated filing of the NDA with the FDA for vilazodone. Additional funds could come from the following sources:
•	partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	license or sublicense payments from the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	the sale of equity or debt securities; and/or

•	the sale of non-core assets.
     The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope of and delay the planned vilazodone NDA filing, which could harm our financial condition and operating results.
We may be unable to successfully complete the integration of the businesses of Genaissance, Genome Express, Epidauros and Adenosine Therapeutics.
     During fiscal year 2006, we consummated a merger with Genaissance and acquired Genome Express; in fiscal year 2008 we acquired Epidauros; and in fiscal year 2009 we acquired Adenosine Therapeutics. The integration of these businesses has required and continues to require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations. We have employees widely dispersed across our operations in Connecticut, Massachusetts, North Carolina, Virginia, Texas and other domestic and foreign locations, which has increased the difficulty of integrating operations. The continuing challenges involved in this integration include, but are not limited to:
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2008.

CLINICAL DATA, INC.
/s/ C. Evan Ballantyne
Dated: August 11, 2008	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 16, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

10.1*	Amended and Restated Executive Employment Agreement of Carol R. Reed, M.D., effective as of June 16, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a contract with management. This exhibit is being filed solely to correct a typographical error contained in the agreement filed as Exhibit 10.11 to our Annual Report on Form 10-K filed June 16, 2008. This should be considered the operative agreement.