Form 10-Q
period 2008-09-30
CLINICAL DATA INC
filed 2008-11-05
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 22,742,256.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	March 31,
(In thousands, except share amounts)	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$41,200	$54,755
Marketable securities, at fair value	10,875	—
Accounts receivable, net	7,102	6,290
Prepaid expenses and other current assets	2,882	2,534

Total current assets	62,059	63,579

Marketable securities, at fair value	—	12,725
Property, plant and equipment, net	9,479	9,169
Goodwill	29,412	31,080
Intangible assets, net	10,772	12,117
Other assets	508	778

TOTAL ASSETS	$112,230	$129,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,105	$1,701
Current portion of capital leases	964	861
Accounts payable	6,196	6,134
Accrued expenses and other current liabilities	6,481	7,299
Customer advances and deferred revenue	2,327	2,256

Total current liabilities	23,073	18,251

Long-Term Liabilities:
Long-term debt, net of current portion	21,988	3,077
Capital lease obligations, net of current portion	1,933	1,937
Contingent acquisition costs (Note 3)	15,738	—
Other long-term liabilities	122	108

Total long-term liabilities	39,781	5,122

Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 22,742,000 and 21,151,000 shares issued at September 30, 2008 and March 31, 2008, respectively; 22,742,000 shares and 21,136,000 shares outstanding at September 30, 2008 and March 31, 2008, respectively	227	212
Additional paid-in capital	251,044	221,059
Accumulated deficit	(203,640)	(118,766)
Treasury stock, none and 15,000 shares at cost at September 30, 2008 and March 31, 2008, respectively	—	(47)
Accumulated other comprehensive income	1,745	3,617

Total stockholders’ equity	49,376	106,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,230	$129,448

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenues	$8,832	$9,071	$18,021	$15,698
Cost of revenues	6,389	7,379	13,236	12,612

Gross profit	2,443	1,692	4,785	3,086

Operating expenses:
Research and development	9,411	2,901	17,693	4,768
Sales and marketing	3,647	2,258	6,965	4,081
General and administrative	7,333	7,077	13,422	12,483
Purchased in-process research and development (Note 3)	52,100	—	52,100	—

Total operating expenses	72,491	12,236	90,180	21,332

Loss from operations	(70,048)	(10,544)	(85,395)	(18,246)
Interest expense	(142)	(291)	(260)	(357)
Interest income	213	641	584	711
Other income, net	24	569	26	561

Loss from continuing operations before taxes	(69,953)	(9,625)	(85,045)	(17,331)
Provision for income taxes	(33)	(170)	(117)	(187)

Loss from continuing operations	(69,986)	(9,795)	(85,162)	(17,518)
(Loss) income from discontinued operations	(24)	(1,087)	288	1,223

Net loss	$(70,010)	$(10,882)	$(84,874)	$(16,295)

(Loss) income per basic and diluted share:
Continuing operations	$(3.30)	$(0.51)	$(4.04)	$(1.02)
Discontinued operations	—	(0.06)	0.01	0.07

Net loss	$(3.30)	$(0.57)	$(4.03)	$(0.95)

Weighted average shares:
Basic and diluted	21,233	19,194	21,070	17,130
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,874)	$(16,295)
Less income from discontinued operations	(288)	(1,223)

Loss from continuing operations	(85,162)	(17,518)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,439	4,183
Stock-based compensation	4,856	3,274
Purchased research and development	52,100	—
Loss (gain) on sale/disposal of equipment	188	(19)
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,037)	(618)
Prepaid expenses and other current assets	(406)	52
Other assets	651	(373)
Accounts payable and accrued liabilities	(1,146)	(1,958)
Customer advances and deferred revenue	241	(226)
Other liabilities	10	(81)

Cash used in continuing operations	(27,266)	(13,284)
Cash provided by discontinued operations	—	2,326

Net cash used in operating activities	(27,266)	(10,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,295)	(995)
Proceeds from sale of equipment	209	22
Purchases of marketable securities	—	(15,025)
Sales of marketable securities	2,350	—
Cash used in business combinations, net of cash acquired	(11,040)	(11,872)

Cash used in investing activities — continuing operations	(9,776)	(27,870)
Cash provided by investing activities — discontinued operations	288	6,785

Net cash used in investing activities	(9,488)	(21,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(1,046)	(899)
Proceeds from sale of common stock, net of transaction costs	24,982	71,409
Exercise of stock options	210	1,247

Cash provided by financing activities — continuing operations	24,146	71,757
Cash used in financing activities — discontinued operations	—	(3,691)

Net cash provided by financing activities	24,146	68,066

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(947)	11

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,555)	36,034
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,755	10,081

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,200	$46,115

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company operates its business in two segments: PGxHealth® and Cogenics®.
     PGxHealth develops and commercializes targeted therapeutics and predictive tests from its growing portfolio of late-stage compounds and proprietary genetic biomarkers with the objective of improving the efficacy and safety of drugs. PGxHealth is seeking to gain U.S. Food and Drug Administration (“FDA”) approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a companion pharmacogenetic test for the treatment of depression. PGxHealth’s genetic and pharmacogenetic tests are marketed to healthcare providers, reimbursed by certain third-party payers, and are available through prescription by healthcare providers.
     Cogenics markets a wide range of genomic services to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in scientific investigations relating to human, animal and plant genomes performed on a variety of platforms. These genomic services include sequencing, genotyping, gene expression and bio-banking that are offered in both regulated and unregulated markets.
     The Company anticipates that the total remaining cash required to file a New Drug Application (“NDA”) with the FDA for vilazodone will be between $50-55 million, which will require the Company to consider additional sources of capital in the future. These projections do not include any financial or other contributions to vilazodone’s clinical development program from third parties including potential partnering opportunities with pharmaceutical or biotechnology companies.
     On August 4, 2008, the Company acquired the assets of Adenosine Therapeutics, LLC, (“Adenosine Therapeutics”), a developer of drug products based on its extensive portfolio of composition of matter and method of use patents relating to selective adenosine receptor modulators (See Note 3 — Business Combinations).
     On September 17, 2008, the Company entered into an Amended Express Credit Line Revolving Loan Agreement (the “Credit Agreement”) with Citigroup Global Markets, Inc. (“Citigroup”). Under the Credit Agreement, Citigroup will liquidate or purchase the Company’s auction rate preferred securities (“ARPS”) in an aggregate par value not to exceed $7.2 million (See Note 5 — Debt). As of October 31, 2008, the par value of the Company’s ARPS was $3.9 million. The Company intends to use the proceeds from the Credit Agreement for general corporate purposes and anticipates drawing from the proceeds available under the Credit Agreement prior to the end of the calendar year.
     On September 26, 2008, the Company closed a private placement of common stock in which it sold 1.5 million shares of common stock and warrants to purchase an additional 757,000 shares of common stock for net proceeds of $25.0 million, after transaction expenses of $18,000, to certain institutional investors, including the Chairman of the Company’s Board of Directors and certain of his affiliates. The unit price was $16.50 per share. The exercise price of the warrants is $16.44. The warrants are exercisable any time after March 26, 2009 through March 26, 2014.
     At September 30, 2008, the Company had cash, cash equivalents and marketable securities totaling $52.1 million. The Company’s projected uses of cash include cash to fund operations, capital expenditures, continued research and product development, sales and marketing, existing debt service costs, and potential strategic acquisitions. As a result of the acquisition of Adenosine Therapeutics and the acceleration of certain components of the vilazadone clinical trials, the Company believes that its cash and cash availability will only be sufficient to fund its operations through March 2009.
     On October 27, 2008, the Company entered into a definitive merger agreement to acquire Avalon Pharmaceuticals, Inc. (“Avalon”) for approximately $10 million in Clinical Data’s common stock. The Company provided a $3.0 million term loan to Avalon and provided an upfront cash payment of $1.0 million to Avalon in exchange for a royalty-free, exclusive worldwide license to Avalon’s proprietary drug and biomarker discovery platform.
     The Company will need additional funds to continue operations and the development of vilazodone, as well as the operations of Adenosine Therapeutics and Avalon beyond March 2009. Management is always evaluating additional sources of financing and would consider any of the following options:
•	Partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	License or sublicense payments from the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	Sale of equity or debt securities; and/or

•	Sale of non-core assets.
     As evidenced by the September 2008 private placement, the Company has been successful in raising capital in the past. However, the sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all.
     If the Company is unable to obtain financing or partnering opportunities, the Company may be required to implement cost reduction strategies. The most significant portion of the research and development expenses as well as some portion of sales and marketing expenses are discretionary and in anticipation of development and commercial launch of vilazodone. These cost reduction strategies could reduce the scope of and delay the planned vilazodone NDA filing, which could harm the Company’s long-term financial condition and operating results. The Company is also in the process of prioritizing the various development projects that were acquired through the Adenosine Therapeutics acquisition. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the Company’s financial condition and operating results.
     The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
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
(2) Summary of Significant Accounting Policies
    Marketable Securities
     At September 30, 2008, the Company held ARPS with a par value of $10.9 million. The Company’s investment in ARPS is variable-rate preferred shares in several closed-end mutual funds under one management investment company. These securities pay dividends and are tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company’s investment in these ARPS is classified as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.
     At March 31, 2008, the fair value of these securities was estimated utilizing a discounted cash flow analysis (a level 3 input as defined in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)). As a result of this analysis, and lack of evidence as to the near term liquidity of these instruments, these securities were classified as non-current assets and the Company recorded an unrealized loss of $500,000 to accumulated other comprehensive income in the condensed consolidated balance sheet at March 31, 2008.
     During the three months ended September 30, 2008 and through October 31, 2008, ARPS with a par value of $9.3 million have been redeemed at par. In addition, as of September 30, 2008, the Company has entered into an arrangement with Citigroup to liquidate or purchase the Company’s remaining ARPS at par value. As a result of these liquidity events, the Company believes that the par value of the ARPS approximates the fair value as of September 30, 2008 and has classified these securities as current assets and reversed the aforementioned unrealized loss of $500,000 to accumulated other comprehensive income in the condensed consolidated balance sheet at September 30, 2008.
     At October 31, 2008, ARPS remaining to be redeemed amounted to $3.9 million.
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

	As at September 30,
(in thousands)	2008	2007
Common stock options	3,077	2,526
Common stock warrants	1,512	1,139

Potentially dilutive securities outstanding	4,589	3,665

    Comprehensive Loss
     The components of other comprehensive loss are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(70,010)	$(10,882)	$(84,874)	$(16,295)
Translation adjustment	(2,376)	(11)	(2,372)	38
Unrealized gain on marketable securities	500	—	500	—

Total comprehensive loss	$(71,886)	$(10,893)	$(86,746)	$(16,257)

The net loss for the three and six months ended September 30, 2008 includes a charge of $52.1 million for purchased in-process research and development costs (See Note 3 — Business Combinations for a detailed description).
    Discontinued Operations
     The net gains recognized from discontinued operations in fiscal 2009 represents the working capital adjustments recorded in connection with the disposition of Vital Scientific. The gains and losses recognized from discontinued operations in fiscal 2008 represent the operations and disposition of the businesses comprising the Company’s Physician’s Office Laboratories and Clinics and Small Hospitals segments, all of which is more fully described in the notes to the annual financial statements.
    Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 was effective for the Company beginning on April 1, 2008 and did not have a significant impact on the Company’s financial statements. In February 2008, the FASB deferred the implementation of SFAS 157 for certain non-financial assets and liabilities; that portion of SFAS 157 will become effective for the Company beginning on April 1, 2009. The Company is evaluating the impact of SFAS 157, if any, related to certain non-financial assets and liabilities on the consolidated financial statements.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments at fair value. Companies shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 became effective for the Company on April 1, 2008; management did not elect to account for any financial assets or liabilities at fair value at adoption.
     In July 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 was effective for the Company on April 1, 2008 and did not have a significant impact of the Company’s financial statements.
     In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”). EITF 07-1 requires participants in a collaborative arrangement to report costs incurred and revenue generated from transactions with third parties in the income statement. EITF 07-1 is effective for the Company beginning on April 1, 2009. The Company is currently evaluating the effect of EITF 07-1 on the consolidated financial statements.
     In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies to the Company prospectively to business combinations for which the acquisition date is on or after April 1, 2009.
(3) Business Combinations
   Adenosine Therapeutics, LLC
     On August 4, 2008, the Company acquired the assets of Adenosine Therapeutics, a developer of drug products, based on its extensive portfolio of composition of matter and method of use patents relating to selective adenosine receptor modulators. The Company paid $11 million in cash and entered into a $22 million five-year promissory note and a separate $3.2 million 32-month promissory note with the members of Adenosine Therapeutics, LLC (the “Sellers”). Contingent consideration of up to $30 million in cash may be paid upon the achievement of certain regulatory and commercial milestones. Two compounds in the Adenosine Therapeutics pipeline are the subject of licensing option agreements. Novartis holds an option to partner on the development of ATL844, in preclinical study for the treatment of diabetes and asthma, and a confidential partner holds an option on another compound in preclinical development for an ophthalmic indication.
     The acquisition of Adenosine Therapeutics significantly expands PGxHealth’s therapeutics offerings by adding a late-stage drug candidate, StedivazeTM, for use as a cardiac perfusion agent and other early stage drug candidates in cardiology, diabetes, asthma, inflammatory diseases, and sickle cell anemia. Stedivaze is expected to enter Phase III clinical trials in 2009.
     In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $15.7 million. Pursuant to SFAS No. 141, the Company recorded contingent consideration totaling $15.7 million as a liability. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the cost over the $15.7 million that was initially recognized as a liability shall be recognized as an additional cost of the acquired entity. If the fair value of the consideration issued or issuable is less than $15.7 million, that amount shall be allocated as a pro rata reduction of the amounts assigned to non-current assets acquired in accordance with SFAS No. 141. Any amount that remains after reducing those assets to zero shall be recognized as an extraordinary gain. The allocation of the purchase price remains subject to potential adjustments, including contingent consideration and the estimated transaction costs.

     The components of the preliminary purchase price allocation are as follows:

(in thousands)
Cash	$11,000
Debt	25,200
Contingent acquisition costs	15,738
Transaction costs	400

$52,338

Preliminary Purchase Price Allocation (in thousands)
Prepaid expenses and other current assets	$9
Property and Equipment	351
Other assets	23
Purchased in-process research and development costs	52,100
Accrued vacation	(47)
Capital lease obligations	(96)
Deferred rent	(2)

Total purchase price	$52,338

     Of the total purchase price, $52.1 million was allocated to purchased in-process research and development (“IPRD”) projects and was charged to operations at the date of acquisition. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to the FDA’s approval.
     The IRPD charge relates to Stedivaze which is a selective A2A adenosine receptor agonist for use as a pharmacologic stress agent for myocardial perfusion imaging. Phase II data showed potential best-in-class attributes with an adverse event profile showing improvement over the current market leader and a rapid onset and offset of action. Planned Phase III trials are expected to commence during the first half of calendar 2009.
     Stedivaze was valued based on discounted future cash flows. The Company prepared revenue and expense projections as well as technology assumptions through 2025 for Stedivaze. The revenue for Stedivaze was based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of the introduction of the new products. The estimated expenses were based upon the expected remaining costs to complete Stedivaze.
     The Company discounted the projected cash flows using a risk adjusted discount rate and considered the probability of success, where appropriate. The rate utilized to discount the net cash flows to their present values was the internal rate of return (“IRR”) based on the purchase price paid. Management believed that the IRR reflected the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the stage of completion of the project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these considerations, the IRR of 24% was deemed an appropriate discount rate for valuing the IPRD.
     The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results. The failure of Stedivaze to reach commercial success could have a material impact on the Company’s expected results.

     The results of operations of Adenosine Therapeutics have been included in the accompanying financial statements since the date of acquisition. Had the acquisition of Adenosine Therapeutics occurred at the beginning of the periods presented, the Company’s pro forma results would have been as follows:

	(UNAUDITED)
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenue	$9,155	$9,892	$18,990	$17,095
Net Loss	(70,541)	(63,815)	(86,708)	(70,769)
Basic and diluted net loss per share	$(3.32)	$(3.32)	$(4.12)	$(4.13)
     Net loss includes a charge of $52.1 million for purchased in-process research and development cost for all periods presented.
     This unaudited pro forma financial information may not be representative or be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or results which may occur in the future.
(4) Goodwill and Intangible Assets
Goodwill balances are as follows:

(in thousands)
Balance at March 31, 2008	$31,080
Effect of foreign currency change	(1,668)

Balance at September 30, 2008	$29,412

     The intangible assets balances are as follows:

	Average
	Useful	September 30,	March 31,
(in thousands)	Life	2008	2008
Completed technology	5.6 years	$13,429	$13,824
Customer relationships	6.7 years	10,800	10,800
Other	3.3 years	572	670

		24,801	25,294
Less: accumulated amortization		(14,029)	(13,177)

Intangible assets, net		$10,772	$12,117

(5) Debt
     In connection with the acquisition of Adenosine Therapeutics, the Company entered into a $22 million five-year promissory note (“Note 1”) and a separate $3.2 million 32-month promissory note (“Note 2” and collectively with Note 1, the “Notes”) with the Sellers.
     Note 1 accrues simple interest of 6% per annum, amortized over its five-year term. Note 2 accrues simple interest of 11% per annum, amortized over its thirty-two month term.
     The Notes are currently being repaid. Principal payments under Note 1 are $1.1 million per quarter and principal payments under Note 2 are $100,000 per month. The Notes may be prepaid at any time without payment of any premium or penalty, together with interest thereon accrued to the date of prepayment. In addition, upon the occurrence and during the continuance of an event of default (as defined in the Notes), the Sellers may accelerate payments due under the Notes and, in the event of such an acceleration, the amount due and owing to the Sellers shall be 100% of the then outstanding principal amount of the Notes plus accrued and unpaid interest, if any.

     As security for the obligations underlying the Notes, the Company and the Sellers entered into a security agreement, granting the Sellers a first priority continuing security interest in all of the assets that the Company acquired from the Sellers until the Notes are repaid in full, including but not limited to accounts receivable, inventory, equipment, intellectual property and general intangibles.
(6) Equity
     On June 10, 2008, the Company eliminated the designation of the Series A Preferred Stock and restored the 15,000 shares of the Company’s common stock held as treasury to the status of authorized but unissued shares of common stock.
     On September 26, 2008, the Company closed a private placement of common stock in which it sold 1.5 million shares of common stock and warrants to purchase an additional 757,000 shares of common stock for net proceeds of $25.0 million, after transaction expenses of $18,000, to certain institutional investors, including the Chairman of the Company’s Board of Directors. The unit price was $16.50 per share. The exercise price of the warrants is $16.44. The warrants are exercisable any time after March 26, 2009 through March 26, 2014.
(7) Segment Disclosures and Geographical Information
     During the fourth quarter of fiscal 2008, the Company modified its management and reporting structure and determined that it has reportable segments which correspond directly to its two core business/service offerings: PGxHealth and Cogenics.
     PGxHealth develops and commercializes targeted therapeutics and predictive tests from its growing portfolio of late-stage compounds and proprietary genetic biomarkers with the objective of improving the efficacy and safety of drugs. PGxHealth is seeking to gain FDA approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a companion pharmacogenetic test for the treatment of depression. PGxHealth’s genetic and pharmacogenetic tests are marketed to healthcare providers, reimbursed by certain third-party payers, and are available through prescription by healthcare providers.
     Cogenics markets a wide range of genomic services to pharmaceutical, biotechnology, academic, agricultural and government clients to assist them in scientific investigations relating to human, animal and plant genomics performed on a variety of platforms. The services include sequencing, genotyping, gene expression and bio-banking that are offered to and utilized in both regulated and unregulated markets.
     The Company’s chief decision-maker, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is the Chief Executive Officer (the “CEO”), who regularly evaluates the Company’s performance based on revenues and operating income. In addition to revenues and operating income, the CEO regularly evaluates the cash flows and reported costs related to various research and development efforts, including those related to the development of vilazodone. Prior to the quarter ended March 31, 2008, selling, general and administrative functions, as well as the treasury function, were administered on a global basis and therefore these expenses were recorded where disbursed. As such, the Company did not allocate these expenses to its segments, nor did the Company allocate assets, including goodwill, as of March 31, 2008, to the reported segments.
     During the three months ended September 30, 2008, the Company acquired the assets of Adenosine Therapeutics. The financial results of Adenosine Therapeutics from August 4, 2008 (date of acquisition) are included within the PGxHealth segment.
     The accounting policies of the segments are the same as those policies discussed in the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and filed with the SEC on June 16, 2008. As the management structure and internal reporting structure are refined, the Company will continue to re-assess its reporting segments and may further refine operating metrics.
     Segment information for the three months ended September 30, 2008 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated

Revenues	$2,400	$6,432	$—	$8,832
Cost of revenues	1,524	4,865	—	6,389

Gross profit	876	1,567	—	2,443

Operating expenses:
Research and development	8,571	840	—	9,411
All other (1)	56,299	3,375	3,406	63,080

Total operating expenses	64,870	4,215	3,406	72,491

Loss from operations	$(63,994)	$(2,648)	$(3,406)	$(70,048)

     Segment information for the three months ended September 30, 2007 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated

Revenues	$1,137	$7,934	$—	$9,071
Cost of revenues	NA	NA	—	7,379

Gross profit	NA	NA	—	1,692

Operating expenses:
Research and development	2,543	358	—	2,901
All other	NA	NA	2,685	9,335

Total operating expenses	NA	NA	2,685	12,236

Loss from operations	NA	NA	$(2,685)	$(10,544)

     Segment information for the six months ended September 30, 2008 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated

Revenues	$4,437	$13,584	$—	$18,021
Cost of revenues	3,016	10,220	—	13,236

Gross profit	1,421	3,364	—	4,785

Operating expenses:
Research and development	16,190	1,503	—	17,693
All other (1)	59,270	7,028	6,189	72,487

Total operating expenses	75,460	8,531	6,189	90,180

Loss from operations	$(74,039)	$(5,167)	$(6,189)	$(85,395)

     Segment information for the six months ended September 30, 2007 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated

Revenues	$2,087	$13,611	$—	$15,698
Cost of revenues	NA	NA	—	12,612

Gross profit	NA	NA	—	3,086

Operating expenses:
Research and development	4,313	455	—	4,768
All other	NA	NA	4,410	16,564

Total operating expenses	NA	NA	4,410	21,332

Loss from operations	NA	NA	$(4,410)	$(18,246)

NA -	Not Available. During the quarter ended March 31, 2008, the Company modified its management and reporting structure and determined that it has reportable segments which correspond directly to its two core business/service offerings: PGxHealth and Cogenics. For the period prior to January 1, 2008, the Company did not have discrete financial information available for these reporting segments.
(1)	All other expenses includes a charge of $52.1 million for purchased in-process research and development cost which has been allocated to the PGxHealth segment for the three and six months ended September 30, 2008.
     Revenues by geographic area for the three months ended September 30 are as follows:

(in thousands)	North America	Europe	All Other	Consolidated

2008	$5,464	$3,363	$5	$8,832
2007	$6,360	$1,890	$821	$9,071

     Revenues by geographic area for the six months ended September 30 are as follows:

(in thousands)	North America	Europe	All Other	Consolidated

2008	$11,216	$6,765	$40	$18,021
2007	$10,698	$4,156	$844	$15,698
Revenues are attributed to each region based on the location of the customer.
     At September 30, 2008, long-lived assets attributed to PGxHealth, Cogenics and Corporate are $34.2 million, $15.9 million and $111,000, respectively.
(8) Commitments
      Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck KGaA (“Merck”), if the Company is successful in the continuation of its development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million ($18.1 million at September 30, 2008) will be payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (MAA) filing in the European Union (“E.U.”) for the first indication of vilazodone. Additional payments of €9.5 million ($13.7 million at September 30, 2008) would be made to Merck within 30 days of receipt of approval of the NDA or MAA, and the first sale of vilazodone in the U.S. or the E.U. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to co-development and co-commercialization of vilazodone.
     Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics, for a period of ten years following the closing, contingent consideration of up to $30 million (of which $15.7 million is recorded in long-term liabilities as of September 30, 2008) in cash may be paid by the Company to the Sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any Seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15 million payable to the Sellers; provided, however, (a) that all amounts up to the first $5 million paid to the Sellers under section (iv) shall offset on a dollar-for-dollar basis the payment required by section (i) above and (b) all amounts paid to the Sellers in excess of $5 million pursuant to section (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above.
(9) Related Party Transactions
     On September 26, 2008, the Company entered into a securities purchase agreement to sell an aggregate of 1.5 million shares of the Company’s common stock and warrants (the “Warrants”) to purchase an additional 757,000 shares of common stock, for an aggregate purchase price of $25.0 million to Randal J. Kirk, the Chairman of the Company’s Board of Directors, and certain of Mr. Kirk’s affiliates (collectively, the “Investors”). The sale of securities was consummated on September 26, 2008 (the “Closing Date”). The unit price was $16.5025, which equaled the closing bid price of the common stock on the Nasdaq Global Market on the Closing Date, plus $0.0625 per share. The exercise price of the Warrants is $16.44, equaling the closing bid price of the common stock on the Nasdaq Global Market on the Closing Date. The Warrants are exercisable at any time after March 26, 2009 through March 26, 2014.
     The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors to register the resale of the shares of common stock sold in the offering and issuable upon exercise of the Warrants. Subject to the terms of the Registration Rights Agreement, the Company is required to file the registration statement with the SEC within 60 days of the Closing Date, to use its best efforts to cause the registration statement to be declared effective under the Securities Act of 1933 (the “Act”) as promptly as possible after the filing thereof, and to use its best efforts to keep the registration statement continuously effective under the Act until all the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Act.
     The Company did not use a placement agent in connection with the private placement.
(10) Subsequent Event
     On October 27, 2008, the Company entered into a definitive merger agreement to acquire Avalon Pharmaceuticals, Inc. (“Avalon”) for approximately $10 million in Clinical Data’s common stock, payable to current Avalon stockholders based upon the 15-day volume weighted average price of $12.49 for Clinical Data’s common stock through Monday, October 27, 2008. Additionally, as part of the merger, Clinical Data will issue contingent value rights to Avalon stockholders, payable for up to $2.5 million of additional shares of Clinical Data’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. Avalon’s board of directors has approved the merger agreement and has recommended the approval of the transaction to Avalon’s stockholders. The merger agreement is subject to various closing conditions, including approval by Avalon stockholders. Avalon stockholders will be asked to vote on the proposed transaction at a special meeting to be announced. The combined company will have a significantly expanded oncology business with a pipeline of promising oncology biomarkers and compounds, and a biomarker discovery platform to identify additional therapeutic and diagnostic candidates.
     The merger agreement was one of four separate definitive agreements signed by the companies which consisted of: a) a private placement, b) a secured term loan agreement, and c) an exclusive license to Avalon’s drug and biomarker discovery platform.
   Private Placement
     The Company purchased 3.4 million shares of Avalon’s common stock, equivalent to 19.9% of Avalon’s issued and outstanding shares. The shares were priced at a 15% discount to the closing price of Avalon’s common stock on October 27, 2008, or $0.07 per share, for a total purchase price of approximately $237,000. In addition, the Company received warrants to purchase up to an additional 1.7 million shares of Avalon’s common stock at an exercise price of $0.86 per share (equal to Avalon’s book value per share). The warrants are not exercisable for six months or to the extent that the exercise would result in the Company owning more than 19.9% of Avalon’s outstanding common stock.
    Term Loan
     The Company provided a $3.0 million term loan to Avalon, secured by a first priority lien on all of Avalon’s intellectual property. The loan bears interest at 7% and all principal and accrued interest will be due the Company in full on March 1, 2009.

    Exclusive License Agreement
     The Company provided an upfront cash payment of $1.0 million to Avalon in exchange for a royalty-free, exclusive worldwide perpetual license to Avalon’s proprietary drug and biomarker discovery platform, AvalonRx ®, with carve-outs for existing Avalon compounds and programs.

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
Overview
     As a result of our growing portfolio of proprietary genetic biomarkers, genetic and pharmacogenetic tests and therapeutics, we believe we are emerging as a global leader in the development and commercialization of predictive tests and targeted therapeutics. We are developing targeted therapeutics and pharmacogenetic tests with the objective of improving the efficacy and safety of drugs for patients and genetic tests to assist in the diagnosis of complex cardiac diseases and syndromes. We are also a leading provider of genomic services to pharmaceutical and biotechnology companies. Within PGxHealth, we are utilizing pharmacogenetics to develop predictive tests and safer and more efficacious therapeutics by advancing genetic markers to guide drug development and utilization. We successfully completed our first Phase III clinical trial for vilazodone, our dual-serotonergic compound in development for the treatment of depression and identified proprietary biomarkers of response for vilazodone. In December 2007, we initiated a long-term safety study for vilazodone and a second confirmatory Phase III trial was initiated in March 2008. In August 2008, we acquired Adenosine Therapeutics, LLC, or Adenosine Therapeutics. The acquisition of Adenosine Therapeutics significantly expands PGxHealth’s therapeutics offerings by adding a late-stage drug candidate, Stedivaze™, for use as a cardiac perfusion agent and other early stage drug candidates in cardiology, diabetes, asthma, inflammatory diseases, and sickle cell anemia.
Therapeutics
Vilazodone
     Vilazodone is a small molecule which is both an SSRI and a 5HT1A partial agonist, thus combining in one molecule the current utilized first-line and a common second-line therapy for depression. Our initial Phase III trial was designed to demonstrate the efficacy of vilazodone and to apply our expertise in pharmacogenetics to identify biomarkers that would form the foundation of a companion pharmacogenomic test for vilazodone response. Positive results of this clinical trial were released in September 2007. The drug met both its primary and related secondary efficacy endpoints. As a result of this achievement, we made a $3.6 million equity milestone payment to Merck during the third quarter of the fiscal year ended March 31, 2008. In addition, proprietary biomarkers of response for vilazodone were identified and patents for these biomarkers were filed. We also exercised an option to license from Merck the manufacturing rights of vilazodone for an equity payment of $1.6 million in December 2006 and are proceeding with the manufacturing of the clinical and commercial drug supply in accordance with the applicable regulatory guidelines.
     After the announcement of the study results in September 2007 and through the quarter ended December 31, 2007, we prepared and analyzed the data. In December 2007, we initiated a long-term safety study and our second Phase III study began in March 31, 2008. As previously communicated, these and the ongoing activities relating to vilazodone clinical and genetic development will lead to substantial increases in research and development expenses for PGxHealth over the next twelve months.
     These and additional studies are intended to support an NDA for vilazodone with the FDA, which could be accomplished as early as the end of calendar year 2009. With success, vilazodone would be an important proof-of-concept for us and an early example of a drug launched with the use of a companion pharmacogenetic test. Vilazodone would also be the first drug in the treatment for depression to target a segment of a population where the mean response would be greater than that in the overall, unselected population of patients with depression.
     While we believe the market potential of vilazodone is significant, funding the continued development of vilazodone is a challenge as Phase III and related studies and other requirements associated with an NDA filing are expensive. We were able to create significant shareholder value by completing the successful Phase III trial and biomarker identification without relinquishing economics to a third party prior to these findings. In September 2008, we raised $25.0 million in a private placement which better positioned us to continue with the development of vilazodone, but currently we do not have the cash reserves or the cash flow from other sources to fund such development through an NDA submission. In order to successfully commercialize this compound, we will likely enter into a partnership with a third party that has sufficient resources or be required to raise additional capital through the sale of equity and/or debt securities. Establishing a partnership to develop and/or commercialize vilazodone, may reduce financial and other burdens to us and enhance clinical and other co-development efforts for vilazodone. However, a partnership could have an impact on the future economics relating to the marketing of vilazodone and for our shareholders. Additionally, the sale of our equity and debt securities would dilute our stockholders.
Stedivaze
     Stedivaze is a selective A2A adenosine receptor agonist for use as a pharmacologic stress agent for myocardial perfusion imaging. Phase II data showed potential best-in-class attributes with an adverse event profile showing improvement over the current market leader and a rapid onset and offset of action. Planned Phase III trials are expected to commence during the first half of calendar 2009. We currently only have cash and cash availability to fund our operations, including the Stedivaze trials, through March 2009.
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
     We continue to apply our efforts and expertise to the development of new pharmacogenetic tests that predict drug response, focusing on disease states within the central nervous system/psychiatry, cardiology, oncology and inflammatory diseases therapeutic areas. We are also pursuing additional genetic tests for complex and difficult to diagnose cardiac diseases and syndromes that will compliment our FAMILION® family of tests. We have a robust pipeline of future tests and expect to launch up to three new tests in fiscal year 2009. We are also actively reviewing investment opportunities to acquire and advance intellectual property that will support test and therapeutic development, enhance and update infrastructure automation and information systems and other related initiatives. These activities are required to reduce the cost of delivery and to increase laboratory capacity relating to delivery of our tests, enhance scalability of lab operations as demand grows for our tests, drive adoption of existing tests, commercialize new tests and enhance reimbursement for the tests, among other key metrics. Based on the current growth of the business and related product development, we expect this increased investment to remain at higher than normal levels through at least September 30, 2009.
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
     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries, commissions and other related personnel costs, including stock-based compensation expense. Other costs include advertising and promotion expenses, direct mailings, trade shows, facility costs and travel and related expenses.
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
     General and Administrative Expense. General and administrative expense consists of salaries and other related costs for personnel, including stock-based compensation expense, in our executive, finance, accounting, information technology and human resource functions. Other costs primarily include facility costs and professional fees for accounting, consulting and legal services, including patent-related expenses.
     Purchased In-Process Research and Development Expense. Purchased in-process research and development expense represents the value of the research and development projects of Adenosine Therapeutics that had not yet reached technological feasibility, defined as being equivalent to FDA approval, and had no alternative use at the date of its acquisition. Such costs were expensed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. See Note 3 to the condensed consolidated financial statement for the method and assumptions used to value the in-process research and development.
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
•	Revenue recognition

•	Allowance for doubtful accounts

•	Valuation of intangibles, including acquired technologies

•	Accrued expenses

•	Income taxes
     We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended September 30, 2008. There have been no changes to our critical accounting policies in the quarter ended September 30, 2008.

Results of Operations
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Revenue. Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $1.8 million for the three months ended September 30, 2007, revenue increased $1.6 million, or 22%, from $7.2 million to $8.8 million compared to the same period a year ago. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, revenue decreased $239,000, or 3%, from $9.1 million for the three months ended September 30, 2007 to $8.8 million for the same period in fiscal 2009.
     PGxHealth revenue for the three months ended September 30, 2008 increased $1.3 million, or 111%, to $2.4 million from $1.1 million for the same period a year ago. This increase was primarily driven by increased sales of PGxHealth’s predictive tests of $1.3 million, or 127%, from the same period a year ago. The introduction of PGxHealth’s new commercial sales and marketing team in September 2007 and increased coverage from third-party payers, such as Medicare and Medicaid, has had a significant impact on PGxHealth’s revenues. As of September 30, 2008, PGxHealth is an approved Medicare provider for its genetic testing services, and a Medicaid provider in 37 states and the District of Columbia, up from just seven states in January 2008. In an effort to continue the acceleration of revenue growth, we continued to expand and invest in the development of our PGxHealth sales force and have expanded our service offerings by adding new genetic tests, such as Hypertrophic Cardiomyopathy, or HCM, which was launched in May 2008.
     Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $1.8 million for the three months ended September 30, 2007, Cogenics revenue increased $322,000, or 5% to $6.4 million for the three months ended September 30, 2008 from $6.1 million for the same period a year ago. The increase in Cogenics revenue is due to an increase in revenue from Epidauros, which was acquired on August 23, 2007, of $1.0 million from $253,000 to $1.3 million as a result of a full quarter of revenue for the three months ended September 30, 2008. This increase was partially offset by a decrease in the core service lines of $690,000, or 12%, from $5.9 million for the three months ended September 30, 2007 to $5.2 million for the three months ended September 30, 2008. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, Cogenics revenue decreased $1.5 million, or 19%, to $6.4 million for the three months ended September 30, 2008 from $7.9 million for the same period in fiscal 2008.
     Gross Profit. Gross profit margins increased from 19% for the three months ended September 30, 2007 to 28% for the same period in fiscal 2009. The increase was due to the increase in revenue and cost reduction activities within our Cogenics operations. Our PGxHealth cost structure, which includes personnel, equipment and facilities, is largely fixed in nature, thus, as revenue increases our gross margin will increase. To further improve our margins, during fiscal 2008, we initiated a program to significantly upgrade our technology platforms, laboratory information systems and other technologies to reduce the cost of production while increasing our capacity as our PGxHealth predictive test revenues grow. Gross profit margin for the three months ended September 30, 2008 was 25% for Cogenics and 36% for PGxHealth. We expect margins to improve as PGxHealth test volumes increase and the investments increase efficiencies in test production. In addition, we continue aggressive activities to increase efficiencies and reduce costs in Cogenics while allowing for expected growth in revenues.
     Research and Development Expense. Research and development expenses increased $6.5 million, or 224%, from $2.9 million for the three months ended September 30, 2007 to $9.4 million for the same period in fiscal 2009. The increase is primarily related to the ongoing vilazodone safety and Phase III confirmatory trials, which began in December 2007 and March 2008, respectively, and to a lesser extent costs incurred at Adenosine Therapeutics since the acquisition date for its ongoing clinical and pre-clinical programs. We expect our ongoing research and development costs to continue to increase significantly as our vilazodone Phase III confirmatory and safety trials progress and as we begin our Stedivaze Phase III trials. In addition, stock-based compensation expense charged to research and development expense increased $133,000 for the three months ended September 30, 2008 to $330,000 from $197,000 for the same period in fiscal 2008.
     Sales and Marketing Expense. Sales and marketing expenses increased $1.4 million, or 62%, from $2.2 million for the three months ended September 30, 2007 to $3.6 million for the same period in fiscal 2009. The increase was principally due to the new sales and marketing function within PGxHealth, including the hiring of a new sales force and senior level sales and marketing management, and costs incurred by Epidauros for the three months ended September 30, 2008. Epidauros was not acquired until August 23, 2007 and accordingly, there were minimal expenses associated with Epidauros included in sales and marketing expenses during the three months ended September 30, 2007. In fiscal 2008, we implemented plans to aggressively expand our sales force. Although we expect to continue to expand our PGxHealth sales force, increasing expense in this area should take place at a lower rate as we build upon an already established organization. In addition, stock-based compensation expense charged to sales and marketing expense increased $209,000 for the three months ended September 30, 2008 to $408,000 from $199,000 for the same period in fiscal 2008.
     General and Administrative Expense General and administrative expenses increased $256,000, or 4%, from $7.1 million for the three months ended September 30, 2007 to $7.3 million for the same period in fiscal 2009. The increase was the result of the increase in costs incurred by Epidauros of $388,000 for the three months ended September 30, 2008 to $677,000 from $289,000 for the period August 23, 2007 (date of acquisition) to September 30, 2007. Stock-based compensation expense charged to general and administrative expense increased $194,000 for the three months ended September 30, 2008 to $1.9 million from $1.7 million for the same period in fiscal 2008. These increases were partially offset by savings realized as a result of cost reduction efforts taken in fiscal 2008.
     Purchased In-Process Research and Development Expense Purchased in-process research and development expense of $52.1 million for the three months ended September 30, 2008 represents the fair value of the research and development projects at Adenosine Therapeutics at the date of its acquisition. Since the cost relates to a project that had not yet reached technological feasibility, defined as being equivalent to FDA approval, and had no alternative use at the date of acquisition, the cost were expensed during the three months ended September 30, 2008. There were no such costs in fiscal 2008.
     Interest and Other Income (Expense), Net Interest expense decreased $149,000 from $291,000 for the three months ended September 30, 2007 to $142,000 for the same period in fiscal 2009. However, we expect interest expense to significantly increase as a result of the notes issued in connection with the Adenosine Therapeutics acquisition. Interest income decreased $428,000 from $641,000 for the three months ended September 30, 2007 to $213,000 for the same period in fiscal 2009. We expect interest income to continue to decline as our invested cash, cash equivalents and marketable securities balances decrease. Other income, net decreased $545,000 to $24,000 for the three months ended September 30, 2008 from $569,000 for the same period in fiscal 2008.
Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007
     Revenue. Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $2.9 million for the six months ended September 30, 2007, revenue increased $5.2 million, or 41%, from $12.8 million to $18.0 million compared to the same period a year ago. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, revenue increased $2.3 million, or 15%, from $15.7 million for the six months ended September 30, 2007 to $18.0 million for the same period in fiscal 2009.
     PGxHealth revenue for the six months ended September 30, 2008 increased $2.3 million, or 113%, to $4.4 million from $2.1 million for the same period a year ago. This increase was primarily driven by increased sales of PGxHealth’s predictive tests of $2.3 million, or 125%, from the same period a year ago. The introduction of PGxHealth’s new commercial sales and marketing team in September 2007 and increased coverage from third-party payers, such as Medicare and Medicaid, has had a significant impact on PGxHealth’s revenues. As of September 30, 2008, PGxHealth is an approved Medicare provider for its genetic testing services, and a Medicaid provider in 37 states and the District of Columbia, up from just seven states in January 2008. In an effort to continue the acceleration of revenue growth, we continued to expand and invest in the development of our PGxHealth sales force and have expanded our service offerings by adding new genetic tests, such as Hypertrophic Cardiomyopathy, or HCM, which was launched in May 2008.
     Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $2.9 million for the six months ended September 30, 2007, Cogenics revenue increased $2.9 million, or 27% to $13.6 million for the six months ended September 30, 2008 from $10.7 million for the same period a year ago. The increase in Cogenics revenue is due to an increase in revenue from Epidauros, which was acquired on August 23, 2007, of $2.2 million from $253,000 to $2.4 million as a result of a full six months of revenue for the six months ended September 30, 2008. In addition, the increases in Cogenics revenue is due to an increase in the core service lines of $708,000, or 7%, from $10.5 million for the six months ended September 30, 2007 to $11.2 million for the six months ended September 30, 2008. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, Cogenics revenue remained flat at $13.6 million for the six months ended September 30, 2008 and 2007.
     Gross Profit. Gross profit margins increased from 20% for the six months ended September 30, 2007 to 27% for the same period in fiscal 2009. The increase was due to the increase in revenue and cost reduction activities within our Cogenics operations. Our PGxHealth cost structure, which includes personnel, equipment and facilities, is largely fixed in nature, thus, as revenue increases our gross margin will increase. To further improve our margins, during fiscal 2008, we initiated a program to significantly upgrade our technology platforms, laboratory information systems and other technologies to reduce the cost of production while increasing our capacity as our PGxHealth predictive test revenues grow. Gross profit margin for the six months ended September 30, 2008 was 32% for PGxHealth and 25% for Cogenics. We expect margins to improve as PGxHealth test volumes increase and the investments increase efficiencies in test production. In addition, we continue aggressive activities to increase efficiencies and reduce costs in Cogenics while allowing for expected growth in revenues.
     Research and Development Expense. Research and development expenses increased $12.9 million, or 271%, from $4.8 million for the six months ended September 30, 2007 to $17.7 million for the same period in fiscal 2009. The increase is primarily related to the ongoing vilazodone safety and Phase III confirmatory trials, which began in December 2007 and March 2008, respectively, and to a lesser extent costs incurred at Adenosine Therapeutics since the acquisition date for its clinical and pre-clinical programs. We expect our ongoing research and development costs to continue to increase significantly as our vilazodone Phase III confirmatory and safety trials progress and as we begin our Stedivaze Phase III trials. In addition, stock-based compensation expense charged to research and development expense increased $281,000 for the six months ended September 30, 2008 to $634,000 from $353,000 for the same period in fiscal 2008.
     Sales and Marketing Expense. Sales and marketing expenses increased $2.9 million, or 71%, from $4.1 million for the six months ended September 30, 2007 to $7.0 million for the same period in fiscal 2009. The increase was principally due to the new sales and marketing function within PGxHealth, including the hiring of a new sales force and senior level sales and marketing management, and costs incurred by Epidauros for the six months ended September 30, 2008. Epidauros was not acquired until August 23, 2007 and accordingly, there were minimal expenses associated with Epidauros included in sales and marketing expenses during the six months ended September 30, 2007. In fiscal 2008, we implemented plans to aggressively expand our sales force. Although we expect to continue to expand our PGxHealth sales force, increasing expense in this area should take place at a lower rate as we build upon an already established organization. Stock-based compensation expense charged to sales and marketing expense increased $379,000 for the six months ended September 30, 2008 to $717,000 from $338,000 for the same period in fiscal 2008.
     General and Administrative Expense General and administrative expenses increased $951,000, or 8%, from $12.5 million for the six months ended September 30, 2007 to $13.4 million for the same period in fiscal 2009. The increase was the result of the increase in costs incurred by Epidauros of $1.0 million for the six months ended September 30, 2008 to $1.3 million from $289,000 for the period August 23, 2007 (date of acquisition) to September 30, 2007. Stock-based compensation expense charged to general and administrative expense increased $788,000 for the three months ended September 30, 2008 to $3.3 million from $2.5 million for the same period in fiscal 2008. These increases were partially offset by savings realized as a result of cost reduction efforts taken in fiscal 2008.
     Purchased In-Process Research and Development Expense Purchased in-process research and development expense of $52.1 million for the six months ended September 30, 2008 represents the fair value of the in-process research and development projects at Adenosine Therapeutics at the date of its acquisition. Since the cost relates to a project that had not yet reached technological feasibility, defined as being equivalent to FDA approval, and had no alternative use at the date of acquisition, the cost were expensed during the six months ended September 30, 2008. There were no such costs in fiscal 2008.
     Interest and Other Income (Expense), Net Interest expense decreased $97,000 from $357,000 for the six months ended September 30, 2007 to $260,000 for the same period in fiscal 2009. However, we expect interest expense to significantly increase as a result of the notes issued in connection with the Adenosine Therapeutics acquisition. Interest income decreased $127,000 from $711,000 for the six months ended September 30, 2007 to $584,000 for the same period in fiscal 2009. We expect interest income to continue to decline as our invested cash, cash equivalents and marketable securities balances decrease. Other income, net decreased $535,000 to $26,000 for the six months ended September 30, 2008 from $561,000 for the same period in fiscal 2008.
Liquidity and Capital Resources
     Our sources of liquidity as of September 30, 2008 include our cash, cash equivalents and marketable securities balance of approximately $52.1 million and possible future equity and/or debt financings. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs, continued research and product development and potential strategic acquisitions.
     Our long-term debt obligations were as follows:

	September 30,	March 31,
(in thousands)	2008	2008

Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of PGxHealth’s leasehold improvements	$2,283	$2,556
Advances from French government under a program to stimulate national innovation, with final maturity on September 2010	1,156	1,274
Euro note payable assumed, bearing interest at 6.5%, with maturity on June 2009	554	948
Promissory note, bearing interest at 6%, with quarterly equal installments of $1.1 million with maturity on July 2013	22,000	—
Promissory note, bearing interest at 11%, with monthly equal installments of $100,000 with maturity on April 2011	3,100	—

	29,093	4,778
Less: current portion	(7,105)	(1,701)

Long-term debt, net of current portion	$21,988	$3,077

     Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.

     For the six months ended September 30, 2008, we made capital expenditures of approximately $1.3 million primarily to introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems.
     On August 4, 2008, we acquired the assets of Adenosine Therapeutics for $11 million in cash and entered into a $22 million five-year promissory note and a separate $3.2 million 32-month promissory note. Contingent consideration of up to $30 million in cash may be paid upon the achievement of certain regulatory and commercial milestones.
     As a result of our most recent acquisition and the acceleration of certain components of the vilazadone clinical trials, we believe that our cash and cash availability will only be sufficient to fund our operations through March 2009.
     On October 27, 2008, we entered into a definitive merger agreement to acquire Avalon Pharmaceuticals, Inc. (“Avalon”) for approximately $10 million in our common stock. We provided a $3.0 million term loan to Avalon and provided an upfront cash payment of $1.0 million to Avalon in exchange for a royalty-free, exclusive worldwide license to Avalon’s proprietary drug and biomarker discovery platform.
     We will need additional funds to continue operations and the development of vilazodone, as well as the operations of Adenosine Therapeutics and Avalon beyond March 2009. Management is always evaluating additional sources of financing and would consider any of the following options:
•	Partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	License or sublicense payments from the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	Sale of equity or debt securities; and/or

•	Sale of non-core assets.
     As evidenced by the September 30, 2008 private placement, we have been successful in raising capital in the past. However, the sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all.
     If we are unable to obtain financing or partnering opportunities, we may be required to implement cost reduction strategies. The most significant portion of the research and development expenses as well as some portion of sales and marketing expenses are discretionary and in anticipation of development and commercial launch of vilazodone. These cost reduction strategies could reduce the scope of and delay the timing of the planned vilazodone NDA filing, which could harm our long-term financial condition and operating results. We are also in the process of prioritizing the various development projects that were acquired through the Adenosine Therapeutics acquisition. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on our financial condition and operating results.
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
Auction Rate Preferred Securities
     At September 30, 2008, we held auction rate preferred securities, or ARPS, with a par value of $10.9 million. The investments at September 30, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible; however, as a result of the failed auctions we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate. During the month of October 2008, ARPS with a par value of $7.0 million have been redeemed at par.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of September 30, 2008 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk factors relating to our Business and Operations
Without additional capital raising opportunities, we will not have sufficient cash resources available to fund our current level of activities beyond March 2009, including our Phase III clinical trials for our lead product candidate, vilazodone.
     As a result of our acquisition of Adenosine Therapeutics, LLC in August 2008 and the acceleration of certain components of the vilazadone clinical trials, we believe that our current cash, cash equivalents and marketable securities will only be sufficient to fund our operations through March 2009, which is prior to the anticipated filing of the NDA with the FDA for vilazodone. We will need additional funds to continue operations and the development of vilazodone, as well as the operations of Adenosine beyond March 2009. Management is always evaluating additional sources of financing and would consider any of the following options:
•	Partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	License or sublicense payments from the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	Sale of equity or debt securities; and/or

•	Sale of non-core assets.
     As evidenced by the September 30, 2008 private placement, we have been successful in raising capital in the past. However, the sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or terms acceptable to us, if at all.
     If we are unable to obtain financing or partnering opportunities, we may be required to implement cost reduction strategies. The most significant portion of the research and development expenses as well as some portion of sales and marketing expenses are discretionary and in anticipation of development and commercial launch of vilazodone. These cost reduction strategies could reduce the scope of and delay the timing of the planned vilazodone NDA filing, which could harm our financial condition and operating results. We are also in the process of prioritizing the various development projects that were acquired through the Adenosine Therapeutics acquisition. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on our financial condition and operating results.
We may be unable to successfully complete the integration of the business of Adenosine Therapeutics.
     During fiscal 2009 we acquired Adenosine Therapeutics. The integration of this business has required and continues to require significant efforts from each company, including the coordination of product development, sales and marketing efforts and administrative operations. We have employees widely dispersed across our operations in Connecticut, Massachusetts, North Carolina, Virginia, Texas and other domestic and foreign locations, which has increased the difficulty of integrating operations. The continuing challenges involved in this integration include, but are not limited to:
•	Retaining existing customers and strategic partners of each company;

•	Coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

•	Preserving the value of various research and development, collaboration, distribution, manufacturing and other important relationships;

•	Effectively managing the diversion of management attention from business matters to integration issues;

•	Eliminating corporate overhead and consolidating administrative functions;

•	Combining product offerings and incorporating acquired technology and rights into product offerings effectively and quickly; and

•	Developing and maintaining uniform standards, controls, procedures and policies.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)	The Company’s annual meeting of stockholders was held on September 23, 2008.

b)	The following matters were voted on at the annual meeting:
1.	The stockholders elected all of management’s nominees for election as Directors. The results of the vote taken were as follows:

Directors:	For	Withheld

Randal J. Kirk	19,108,502	135,929
Andrew J. Fromkin	19,108,240	136,191
Larry D. Horner	18,901,741	342,690
Arthur B. Malman	18,876,021	368,410
Burton E. Sobel, M.D.	19,084,419	160,012
Richard J. Wallace	19,190,251	54,180
2.	The stockholders approved the amendment to Clinical Data’s 2005 Equity Incentive Plan (the “2005 Plan”) by increasing the aggregate number of shares issuable pursuant to the 2005 Plan from 3,000,000 shares to 4,600,000. The results of the vote taken were as follows:

For:	10,483,720
Against:	1,834,505
Abstain:	25,588
Broker Non-Votes:	6,900,618
The proposal was approved by a majority of the shares present and entitled to vote thereon.
3.	The stockholders ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending March 31, 2009. The results of the vote taken were as follows:

For:	19,135,172
Against:	33,795
Abstain:	75,461
The proposal was approved by a majority of the shares present and entitled to vote thereon.

ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2008.

CLINICAL DATA, INC.
/s/ C. Evan Ballantyne
Dated: November 4, 2008	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 16, 2008, and incorporated herein by reference.
3.2	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.
10.1	Asset Purchase Agreement, dated August 4, 2008. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.2	Secured Promissory Note (principal amount $22,000,000), dated August 4, 2008. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.3	Secured Promissory Note (principal amount $3,200,000), dated August 4, 2008. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.4	Security Agreement, dated August 4, 2008. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.5	Guaranty, dated August 4, 2008. Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.6	Form of Securities Purchase Agreement, dated September 26, 2008. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 2008, and incorporated herein by reference.
10.7	Form of Registration Rights Agreement, dated September 26, 2008. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 2008, and incorporated herein by reference.
10.8	Form of Common Stock Purchase Warrant, dated September 26, 2008. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 2008, and incorporated herein by reference.
10.9	Express CreditLine Revolving Loan Agreement and Amendment to Express CreditLine or Express Credit Loan Agreement, each dated September 17, 2008. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 23, 2008, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.