Form 10-Q
period 2008-12-31
CLINICAL DATA INC
filed 2009-02-09
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Registrant’s telephone number, including area code: (617) 527-9933
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of February 6, 2009 was 22,742,256.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
(In thousands, except share amounts)	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$25,723	$54,755
Accounts receivable, net	7,774	6,290
Prepaid expenses and other current assets	2,771	2,534

Total current assets	36,268	63,579

Marketable securities, at fair value	2,725	12,725
Property, plant and equipment, net	8,951	9,169
Goodwill	30,966	31,080
Intangible assets, net	9,719	12,117
Other assets (Note 3)	4,924	778

TOTAL ASSETS	$93,553	$129,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$7,161	$1,701
Current portion of capital leases	886	861
Accounts payable	8,449	6,134
Accrued expenses and other current liabilities	7,546	7,299
Customer advances and deferred revenue	2,465	2,256

Total current liabilities	26,507	18,251

Long-Term Liabilities:
Long-term debt, net of current portion	20,021	3,077
Capital lease obligations, net of current portion	1,770	1,937
Contingent acquisition costs (Note 3)	15,738	—
Other long-term liabilities	124	108

Total long-term liabilities	37,653	5,122

Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 22,742,000 and 21,151,000 shares issued at December 31, 2008 and March 31, 2008, respectively; 22,742,000 shares and 21,136,000 shares outstanding at December 31, 2008 and March 31, 2008, respectively	227	212
Additional paid-in capital	253,249	221,059
Accumulated deficit	(227,318)	(118,766)
Treasury stock, none and 15,000 shares at cost at December 31, 2008 and March 31, 2008, respectively	—	(47)
Accumulated other comprehensive income	3,235	3,617

Total stockholders’ equity	29,393	106,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,553	$129,448

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenues	$10,130	$10,509	$28,151	$26,207
Cost of revenues	6,942	7,313	20,178	19,925

Gross profit	3,188	3,196	7,973	6,282

Operating expenses:
Research and development	15,454	7,754	33,147	12,522
Sales and marketing	3,411	2,903	10,376	6,984
General and administrative	6,597	7,025	20,019	19,508
Purchased in-process research and development (Note 3)	1,000	—	53,100	—

Total operating expenses	26,462	17,682	116,642	39,014

Loss from operations	(23,274)	(14,486)	(108,669)	(32,732)
Interest expense	(397)	(76)	(657)	(433)
Interest income	163	683	747	1,394
Other (expense) income, net	(129)	(123)	(103)	438

Loss from continuing operations before taxes	(23,637)	(14,002)	(108,682)	(31,333)
(Provision) benefit for income taxes	(41)	133	(158)	(54)

Loss from continuing operations	(23,678)	(13,869)	(108,840)	(31,387)
Income from discontinued operations	—	9,521	288	10,744

Net loss	$(23,678)	$(4,348)	$(108,552)	$(20,643)

(Loss) income per basic and diluted share:
Continuing operations	$(1.04)	$(0.66)	$(5.03)	$(1.70)
Discontinued operations	—	0.45	0.01	0.58

Net loss	$(1.04)	$(0.21)	$(5.02)	$(1.12)

Weighted average shares:
Basic and diluted	22,742	20,937	21,629	18,403
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,552)	$(20,643)
Less income from discontinued operations	(288)	(10,744)

Loss from continuing operations	(108,840)	(31,387)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,853	5,517
Stock-based compensation	7,077	8,704
Purchased in-process research and development	53,100	—
Loss (gain) on sale/disposal of equipment	164	(119)
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,853)	(1,289)
Prepaid expenses and other current assets	(366)	731
Other assets	549	(135)
Accounts payable and accrued liabilities	2,563	6
Customer advances and deferred revenue	449	(674)
Other liabilities	12	(155)

Cash used in continuing operations	(43,292)	(18,801)
Cash provided by discontinued operations	—	2,897

Net cash used in operating activities	(43,292)	(15,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,824)	(2,033)
Proceeds from sale of equipment	233	123
Purchases of marketable securities	—	(15,175)
Sales of marketable securities	10,500	—
Cash used in business combinations, net of cash acquired	(15,337)	(11,994)

Cash used in investing activities — continuing operations	(6,428)	(29,079)
Cash provided by investing activities — discontinued operations	288	22,553

Net cash used in investing activities	(6,140)	(6,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(2,961)	(1,503)
Proceeds from sale of common stock, net of transaction costs	24,982	71,364
Exercise of stock options	210	4,006

Cash provided by financing activities — continuing operations	22,231	73,867
Cash used in financing activities — discontinued operations	—	(3,694)

Net cash provided by financing activities	22,231	70,173

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,831)	(86)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,032)	47,657
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,755	14,071

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,723	$61,728

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED DECEMBER 31, 2008
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company operates its business in two segments: PGxHealth® and Cogenics®.
     PGxHealth develops and commercializes targeted therapeutics and predictive tests from its growing portfolio of late and early stage compounds and proprietary genetic biomarkers with the objectives of improving patient outcomes and reducing healthcare costs. PGxHealth is seeking to gain U.S. Food and Drug Administration (“FDA”) approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a companion pharmacogenetic test for the treatment of depression. Furthermore, PGxHealth is advancing its late stage compound StedivazeTM, in development as a pharmacologic agent for myocardial perfusion imaging, into Phase III, as well as advancing into the clinic its deep pipeline of adenosine agonists and antagonists for a variety of indications into the clinic. PGxHealth’s genetic and pharmacogenetic tests are marketed to healthcare providers, reimbursed by certain third-party payers, and are available through prescription by healthcare providers.
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
     The Company anticipates that the total remaining cash required to file a New Drug Application (“NDA”) with the FDA for vilazodone will be between $25-30 million, which will require the Company to consider additional sources of capital in the future, including but not limited to public or private equity sales and/or sales of non-core assets. These projections do not include any financial or other contributions to vilazodone’s clinical development program from third parties including potential partnering opportunities with pharmaceutical or biotechnology companies.
     On August 4, 2008, the Company acquired the assets of Adenosine Therapeutics, LLC, (“Adenosine Therapeutics”), a developer of drug products based on its extensive portfolio of composition of matter and method of use patents relating to selective adenosine receptor modulators (See Note 3 — Business Combinations).
     On September 17, 2008, the Company entered into an Amended Express Credit Line Revolving Loan Agreement (the “Credit Agreement”) with Citigroup Global Markets, Inc. (“Citigroup”). Under the Credit Agreement, Citigroup would liquidate or purchase the Company’s auction rate preferred securities (“ARPS”) subsequent to September 17, 2008 and through December 31, 2008, the Company redeemed $8.2 million of ARPS through a settlement process and the Credit Agreement expired. The Company is currently working with Citigroup for alternative liquidation options on the remaining ARPS with a par value of 2.7 million held by the Company.
     On September 26, 2008, the Company closed a private placement of common stock in which it sold 1.5 million shares of common stock and warrants to purchase an additional 757,000 shares of common stock for net proceeds of $25.0 million, after transaction expenses of $35,000, to certain institutional investors, including the Chairman of the Company’s Board of Directors and certain of his affiliates. The unit price was $16.50 per share. The exercise price of the warrants is $16.44. The warrants are exercisable any time after March 26, 2009 through March 26, 2014.
     On October 27, 2008, the Company entered into a definitive merger agreement to acquire Avalon Pharmaceuticals, Inc. (“Avalon”) for approximately $10 million in Clinical Data’s common stock (See

Note 3 — Business Combinations). Concurrent with the merger agreement, the Company purchased 19.9% of Avalon’s issued and outstanding common stock for $237,000, provided a $3.0 million term loan to Avalon and provided an upfront cash payment of $1.0 million to Avalon in exchange for a royalty-free, exclusive worldwide license to Avalon’s proprietary drug and biomarker discovery platform.
     At December 31, 2008, the Company had cash and cash equivalents totaling $25.7 million. The Company’s projected uses of cash include cash to fund operations, including continued research and product development, capital expenditures, existing debt service costs, and potential strategic acquisitions. As a result of the acquisition of Adenosine Therapeutics, components of the merger structure with Avalon and the positive acceleration of certain components of the vilazodone clinical trials, the Company believes that its cash and cash availability will only be sufficient to fund its operations through March 2009. This is based on a steady state view of the Company’s financials and does not assume any cash inflows from partnerships, disposition of non-core assets or other dilutive or non-dilutive financings.
     The Company will need additional funds to continue operations and the development of vilazodone, Stedivaze and other products, as well as the operations of Adenosine Therapeutics and Avalon, beyond March 2009. Management is continually evaluating additional sources of financing that would extend runway for company operations including but not limited to the following options:
•	Partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	License, sublicense, or other sources of financing relating to the development programs of the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	Sale of non-core assets; and/or

•	Sale of equity or debt securities.
     As evidenced by the September 2008 private placement, the Company has been successful in raising capital with specific investors in the past. The Company believes that, if required, those same investors would consider providing capital in the future. However, the sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all. Additionally, the Company has from time to time strategically monetized non-core assets. The Company has engaged in active discussions with various parties regarding the sale of some or all of its Cogenics business segment. The discussions continue to progress; however, there can be no assurance that the Company will be able to arrive at terms, including the price, that are acceptable to the Company or the interested parties.
     If the Company is unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, the Company will be required to implement aggressive cost reduction strategies. The most significant portion of the research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other adenosine compounds. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs and may delay the planned vilazodone NDA filing, development of other compounds and commercialization and development of other marker and test programs, which could harm the Company’s long-term financial condition and operating results. The Company is prioritizing the various development projects that were acquired through the Adenosine Therapeutics acquisition as well as the biomarker and test development programs to focus its critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for the Company and its shareholders and on the Company’s financial condition and operating results.
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
(2) Summary of Significant Accounting Policies
Marketable Securities
     At December 31, 2008, the Company held ARPS with a par value of $2.7 million. The Company’s investment in ARPS is variable-rate preferred shares in several closed-end mutual funds under one management investment company. These securities pay dividends and are tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company’s investment in these ARPS is classified as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).
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
     During the nine months ended December 31, 2008, ARPS with a par value of $10.5 million have been redeemed at par and the Company reversed the aforementioned unrealized loss of $500,000 to accumulated other comprehensive income in the condensed consolidated balance sheet at December 31, 2008. The Company believes that the par value of the ARPS approximates the fair value as of December 31, 2008 but has classified these securities as non-current assets because of their illiquidity.
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

	As at December 31,
(in thousands)	2008	2007
Common stock options	3,636	2,533
Common stock warrants	1,512	1,011

Potentially dilutive securities outstanding	5,148	3,544

Comprehensive Loss
     The components of other comprehensive loss are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2008	2007	2008	2007
Net loss	$(23,678)	$(4,348)	$(108,552)	$(20,643)
Translation adjustment	745	2,262	(1,627)	2,300
Unrealized gain on marketable securities	745	—	1,245	—

Total comprehensive loss	$(22,188)	$(2,086)	$(108,934)	$(18,343)

Discontinued Operations
     The income recognized from discontinued operations in fiscal 2009 represents the working capital adjustments recorded in connection with the disposition of Vital Scientific. The income recognized from discontinued operations in fiscal 2008 represent the operations and disposition of the businesses comprising the Company’s Physician’s Office Laboratories and Clinics and Small Hospitals segments, all of which is more fully described in the notes to the annual financial statements.
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
     In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires the acquiring entity to recognize in process research and development at fair value at the date of acquisition and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. SFAS 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies prospectively to the Company on business combinations for which the acquisition date is on or after April 1, 2009. See Note 3 — Business Combinations for further discussion related to the impact of adopting SFAS No. 141R.
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
     The acquisition of Adenosine Therapeutics significantly expands PGxHealth’s therapeutics offerings by adding a late-stage drug candidate, Stedivaze, for use as a cardiac perfusion agent and other early stage drug candidates in cardiology, diabetes, asthma, inflammatory diseases, and sickle cell anemia. Stedivaze is expected to enter Phase III clinical trials in calendar 2009.

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
     The components of the preliminary purchase price allocation are as follows:

(in thousands)
Cash	$11,000
Debt	25,200
Contingent acquisition costs	15,738
Transaction costs	400

$52,338

Preliminary Purchase Price Allocation (in thousands)
Prepaid expenses and other current assests	$9
Property and equipment	351
Other assets	23
Purchased in-process research and development costs	52,100
Accrued vacation	(47)
Capital lease obligations	(96)
Deferred rent	(2)

Total purchase price	$52,338

     The purchase price provided for an adjustment to the cash purchase price and on January 9, 2009, the Sellers refunded $298,000 to the Company. This adjustment will be recorded during the quarter ended March 31, 2009 as a reduction to cash consideration with a corresponding increase to contingent acquisition costs, therefore having no effect on the purchase price.
     Of the total purchase price, $52.1 million was allocated to purchased in-process research and development (“IPRD”) projects and was charged to operations at the date of acquisition. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to the FDA’s approval.
     The IPRD charge relates to Stedivaze which is a selective A2A adenosine receptor agonist for use as a pharmacologic stress agent for myocardial perfusion imaging. Phase II data showed potential best-in-class attributes with an adverse event profile showing improvement over the current market leader and a rapid onset and offset of action. Planned Phase III trials are expected to commence during the first half of calendar 2009.

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
     The Company discounted the projected cash flows using a risk adjusted discount rate and considered the probability of success, where appropriate. The rate utilized to discount the net cash flows to their present values was the internal rate of return (“IRR”) based on the purchase price paid. Management believed that the IRR reflected the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the stage of completion of the project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these considerations, the IRR of 24% was deemed an appropriate discount for valuing the IPRD.
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
     The results of operations of Adenosine Therapeutics have been included in the accompanying financial statements since the date of acquisition. Had the acquisition of Adenosine Therapeutics occurred at the beginning of the periods presented, the Company’s pro forma results would have been as follows:

	(Unaudited)
	Three Months Ended	Nine Months Ended December 31,
(in thousands)	December 31, 2007	2008	2007
Revenue	$11,140	$29,120	$28,235
Net loss	(58,034)	(110,386)	(76,674)
Basic and diluted net loss per share	$(2.77)	$(5.10)	$(4.17)
     Net loss includes a charge of $52.1 million for purchased in-process research and development cost for all periods presented.
     This unaudited pro forma financial information may not be representative or be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or results which may occur in the future.
Avalon Pharmaceuticals, Inc.
     On October 27, 2008, the Company entered into a definitive merger agreement to acquire Avalon for approximately $10 million in Clinical Data’s common stock, payable to current Avalon stockholders based upon the 15-day volume weighted average price of $12.49 for Clinical Data’s common stock through Monday, October 27, 2008. Additionally, as part of the merger, Clinical Data will issue contingent value rights to Avalon stockholders, payable for up to $2.5 million of additional shares of Clinical Data’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. Avalon’s board of directors has approved the merger agreement and has recommended the approval of the transaction to Avalon’s stockholders. The merger agreement is subject to various closing conditions, including approval by Avalon stockholders. Avalon stockholders will be asked to vote on the proposed transaction at a special meeting to be announced. The combined company will have a significantly expanded oncology business with a pipeline of promising oncology biomarkers and compounds, and a biomarker discovery platform to identify additional therapeutic and diagnostic candidates.
     In addition to the merger agreement, three additional definitive agreements were entered into by the companies: 1) a private placement; 2) a secured term loan agreement; and 3) an exclusive license to Avalon’s drug and biomarker discovery platform.
     The Company will account for this transaction as a purchase business combination in accordance with SFAS No. 141, if the merger is consummated before April 1, 2009. As such the purchase price will be allocated to the assets acquired and the liabilities assumed based on fair value. The measurement of the merger consideration is based on the guidance included in Emerging Issues Task Force No. 96-19, Determination of the Measurement Date for the Market Price of the Acquirer Securities Issued in a Purchase Business Combination. The consideration was determined to be $8.9 million and transaction fees are estimated to be $1.0 million. The fair value of the shares to be issued was based on (i) 800,782 shares of the Company’s common stock to be issued (based on an exchange ratio of 0.047 for each 17,037,928 shares of Avalon’s common stock outstanding) and (ii) the value per share of the Company’s common of $11.11 per share (the average of the trading prices two days before and two days after October 28, 2008, the date of the announced acquisition). If the acquisition of Avalon is completed subsequent to March 31, 2009, the Company will be required to account for the transaction in accordance with SFAS 141R. In accordance with SFAS 141R, the value of common stock issued in the transaction would be measured at the date of the acquisition rather than the date that the transaction was announced. The transaction costs that have been incurred through March 31, 2009 that have been capitalized would be required to be recognized as a charge to retained earnings and reported as the cumulative effect of a change in accounting. Transaction costs incurred after March 31, 2009 would be recognized as an expense as incurred. Finally, amounts allocated to in-process research and development will be recognized as an intangible asset and subject to amortization or impairment analysis rather than immediate recognition as an operating expense as required under the current standard.
     As of December 31, 2008, the merger has not been consummated and accordingly, the financial position does not include the effects of the purchase accounting nor have the results of operations of Avalon been included for any period presented.
Private Placement
     The Company purchased 3.4 million shares of Avalon’s common stock, equivalent to 19.9% of Avalon’s issued and outstanding shares on a pre-transaction basis. The shares were priced at a 15% discount to the closing price of Avalon’s common stock on October 27, 2008, or $0.07 per share, for a total purchase price of approximately $237,000. In addition, the Company received warrants to purchase up to an additional 1.7 million shares of Avalon’s common stock at an exercise price of $0.86 per share (equal to Avalon’s book value per share). The warrants are not exercisable for six months or to the extent that the exercise would result in the Company owning more than 19.9% of Avalon’s outstanding common stock.
     The Avalon shares are accounted for in accordance with SFAS No. 115. As of December 31, 2008, the fair value of the Avalon shares was $0.29 per share, or $983,000, resulting in an unrealized gain of $745,000 which is included in other comprehensive income on the accompanying balance sheet.
     The fair value of the Avalon shares, together with costs incurred as of December 31, 2008 of $429,000 associated with the merger, is recorded as prepaid merger consideration at December 31, 2008 and is included in other non-current assets in the accompanying balance sheet.
Term Loan
     The Company provided a $3.0 million term loan to Avalon, secured by a first priority lien on all of Avalon’s intellectual property. The loan bears interest at 7% and all principal and accrued interest will be due the Company in full on March 1, 2009. On January 12, 2009, Avalon and the Company extended the maturity of the note until April 30, 2009.
     Avalon has the right to prepay the term note, together with any accrued interest, at any time without penalty. The term note is secured by collateral consisting of certain intellectual property rights of Avalon under the terms of an intellectual property security agreement between Avalon and the Company.
     The Company provided the term loan to Avalon primarily to ensure that Avalon had sufficient cash to finance Avalon’s development efforts on its therapeutic and diagnostic drug candidates during the period between the announcement of the transaction and the actual completion of the transaction. Because the nature and economics of the term loan were to fund the losses of Avalon, the Company has recognized in the Company’s financial statements a portion of the losses incurred by Avalon during the period from October 27, 2008 to December 31, 2008. These losses have been reported within IPRD in the accompanying condensed consolidated statement of operations for the three and nine months ended December 31, 2008. The amount recognized of $1.0 million was determined based upon a ratable allocation of the net loss of Avalon during the period from October 27, 2008 to December 31, 2008 and the consideration of the proceeds of the term loan relative to the total cash available to Avalon prior to receipt of the proceeds of the term loan. The classification of these losses as IPRD is considered appropriate given that substantially all of the losses incurred by Avalon during this period were comprised of research and development expenses. Further, the amount advanced under the term loan would be considered to be purchase price consideration that would have otherwise been recognized as IPRD expenses if the transaction had closed on October 27, 2008. The difference between the amounts advanced under the term note of $3.0 million and the $1.0 million recognized as purchased in-process research and development, has been capitalized as of December 31, 2008 and is included in other non-current assets in the accompanying balance sheet.
Exclusive License Agreement
     The Company provided an upfront cash payment of $1.0 million to Avalon in exchange for a royalty-free, exclusive worldwide perpetual license to Avalon’s proprietary drug and biomarker discovery platform, AvalonRx ®, with carve-outs for existing Avalon compounds and programs.
     The amounts advanced under the licensing agreement are recorded as prepaid merger consideration at December 31, 2008 and are included in other non-current assets in the accompanying balance sheet.
(4) Goodwill and Intangible Assets
     Goodwill balances are as follows:

(in thousands)
Balance at March 31, 2008	$31,080
Effect of foreign currency change	(114)

Balance at December 31, 2008	$30,966

The intangible assets balances are as follows:

	Average
	Useful	December 31,	March 31,
(in thousands)	Life	2008	2008
Completed technology	5.6 years	$12,165	$13,824
Customer relationships	6.7 years	10,800	10,800
Other	3.3 years	571	670

		23,536	25,294
Less: accumulated amortization		(13,817)	(13,177)

Intangible assets, net		$9,719	$12,117

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
     The Notes are currently being repaid. Principal payments under Note 1 are $1.1 million per quarter and principal payments under Note 2 are $100,000 per month. The Notes may be prepaid at any time without payment of any premium or penalty, together with interest thereon accrued to the date of prepayment. In addition, upon the occurrence and during the continuance of an event of default (as defined in the Notes), including the completion of a merger in which the Company is not the surviving corporation, or the sale of all or substantially all of the stock or assets of the Company, Cogenics, Inc. or PGxHealth LLC without the prior written consent or waiver of the holders of the Notes, the holders of the Notes may accelerate payments of the then outstanding principal amount of the Notes plus accrued and unpaid interest, if any.
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
     On September 26, 2008, the Company closed a private placement of common stock in which it sold 1.5 million shares of common stock and warrants to purchase an additional 757,000 shares of common stock for net proceeds of $25.0 million, after transaction expenses of $35,000, to certain institutional investors, including the Chairman of the Company’s Board of Directors. The unit price was $16.50 per share. The exercise price of the warrants is $16.44. The warrants are exercisable any time after March 26, 2009 through March 26, 2014.

(7) Segment Disclosures and Geographical Information
     During the fourth quarter of fiscal 2008, the Company modified its management and reporting structure and determined that it has reportable segments which correspond directly to its two core business/service offerings: PGxHealth and Cogenics.
     PGxHealth develops and commercializes targeted therapeutics and predictive tests from its growing portfolio of late and early stage compounds and proprietary genetic biomarkers with the objectives of improving patient outcomes and reducing healthcare costs. PGxHealth is seeking to gain FDA approval to commercialize its novel dual-serotonergic drug candidate, vilazodone, along with a companion pharmacogenetic test for the treatment of depression. Furthermore, PGxHealth is advancing its late stage compound Stedivaze, in development as a pharmacologic agent for myocardial perfusion imaging, into Phase III, as well as advancing into the clinic its deep pipeline of adenosine agonists and antagonists for a variety of indications. PGxHealth’s genetic and pharmacogenetic tests are marketed to healthcare providers, reimbursed by certain third-party payers, and are available through prescription by healthcare providers.
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
     On August 4, 2008, the Company acquired the assets of Adenosine Therapeutics. The financial results of Adenosine Therapeutics from August 4, 2008 (date of acquisition) are included within the PGxHealth segment.
     The accounting policies of the segments are the same as those policies discussed in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and filed with the SEC on June 16, 2008. As the management structure and internal reporting structure are refined, the Company will continue to re-assess its reporting segments and may further refine operating metrics.

Segment information for the three months ended December 31, 2008 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated
Revenues	$2,781	$7,349	$—	$10,130
Cost of revenues	1,817	5,125	—	6,942

Gross profit	964	2,224	—	3,188

Operating expenses:
Research and development	14,938	516	—	15,454
All other	5,445	2,974	2,589	11,008

Total operating expenses	20,383	3,490	2,589	26,462

Loss from operations	$(19,419)	$(1,266)	$(2,589)	$(23,274)

     Segment information for the three months ended December 31, 2007 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated
Revenues	$1,428	$9,081	$—	$10,509
Cost of revenues	NA	NA	—	7,313

Gross profit	NA	NA	—	3,196

Operating expenses:
Research and development	7,223	531	—	7,754
All other	NA	NA	2,615	9,928

Total operating expenses	NA	NA	2,615	17,682

Loss from operations	NA	NA	$(2,615)	$(14,486)

Segment information for the nine months ended December 31, 2008 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated
Revenues	$7,218	$20,933	$—	$28,151
Cost of revenues	4,833	15,345	—	20,178

Gross profit	2,385	5,588	—	7,973

Operating expenses:
Research and development	31,128	2,019	—	33,147
All other (1)	64,715	10,002	8,778	83,495

Total operating expenses	95,843	12,021	8,778	116,642

Loss from operations	$(93,458)	$(6,433)	$(8,778)	$(108,669)

Segment information for the nine months ended December 31, 2007 is as follows:

(in thousands)	PGxHealth	Cogenics	Corporate	Consolidated
Revenues	$3,515	$22,692	$—	$26,207
Cost of revenues	NA	NA	—	19,925

Gross profit	NA	NA	—	6,282

Operating expenses:
Research and development	11,561	961	—	12,522
All other	NA	NA	7,025	26,492

Total operating expenses	NA	NA	7,025	39,014

Loss from operations	NA	NA	$(7,025)	$(32,732)

NA-	Not Available. During the quarter ended March 31, 2008, the Company modified its management and reporting structure and determined that it has reportable segments which correspond directly to its two core business/service offerings: PGxHealth and Cogenics. For the period prior to January 1, 2008, the Company did not have discrete financial information available for these reporting segments.

(1)-	All other expenses includes a charge of $1.0 million and $53.1 million for purchased in-process research and development costs for the three and nine months ended December 31, 2008, respectively, which has been allocated to the PGxHealth segment.
     Revenues by geographic area for the three months ended December 31 are as follows:

	North		All
(in thousands)	America	Europe	Other	Consolidated

2008	$7,782	$2,348	$—	$10,130
2007	$6,749	$3,560	$200	$10,509
     Revenues by geographic area for the nine months ended December 31 are as follows:

	North		All
(in thousands)	America	Europe	Other	Consolidated

2008	$18,998	$9,113	$40	$28,151
2007	$17,448	$8,532	$227	$26,207
Revenues are attributed to each region based on the location of the customer.
     At December 31, 2008, long-lived assets attributed to PGxHealth, Cogenics and Corporate are $41.7 million, $12.8 million and $2.8 million, respectively. The capitalized costs associated with the proposed Avalon merger of $4.4 million as of December 31, 2008, have been allocated to the PGxHealth segment.

(8) Commitments
   Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck KGaA, now Merck-Serono, (“Merck”), if the Company is successful in the continuation of its development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million ($17.6 million at December 31, 2008) will be payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union (“E.U.”) for the first indication of vilazodone. Additional payments of €9.5 million ($13.4 million at December 31, 2008) would be made to Merck within 30 days of receipt of approval of the NDA or MAA, and the first sale of vilazodone in the U.S. or the E.U. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to co-development and co-commercialization of vilazodone.
   Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics, for a period of ten years following the closing, contingent consideration of up to $30 million (of which $15.7 million is recorded in long-term liabilities as of December 31, 2008) in cash may be paid by the Company to the Sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any Seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15 million payable to the Sellers; provided, however, (a) that all amounts up to the first $5 million paid to the Sellers under section (iv) shall offset on a dollar-for-dollar basis the payment required by section (i) above and (b) all amounts paid to the Sellers in excess of $5 million pursuant to section (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above.
(9) Related Party Transactions
     On September 26, 2008 (the “Closing Date”), the Company sold an aggregate of 1.5 million shares of the Company’s common stock and warrants (the “Warrants”) to purchase an additional 757,000 shares of common stock, for an aggregate purchase price of $25.0 million to Randal J. Kirk, the Chairman of the Company’s Board of Directors, and certain of Mr. Kirk’s affiliates. The unit price was $16.5025, which equaled the closing bid price of the common stock on the Nasdaq Global Market on the Closing Date, plus $0.0625 per share. The exercise price of the Warrants is $16.44, equaling the closing bid price of the common stock on the Nasdaq Global Market on the Closing Date. The Warrants are exercisable at any time after March 26, 2009 through March 26, 2014.

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
Overview
     As a result of our growing portfolio of late and early stage compounds, proprietary genetic biomarkers and genetic and pharmacogenetic tests, we believe we are emerging as a biotechnology company with a leadership position in the development and commercialization of targeted therapeutics and predictive tests. We are developing targeted therapeutics and pharmacogenetic and genetic tests with the objectives of improving patient outcomes and reducing healthcare costs. We are also a leading provider of genomic services to pharmaceutical and biotechnology companies. Within PGxHealth, we are utilizing genetic biomarkers to develop safer and more efficacious therapeutics and predictive tests and to guide drug development and utilization. We are seeking to gain FDA approval to commercialize our novel dual-serotonergic drug candidate, vilazodone, along with a companion pharmacogenetic test for the treatment of depression. In August 2008, we acquired Adenosine Therapeutics, LLC, or Adenosine Therapeutics. The acquisition of Adenosine Therapeutics significantly expands PGxHealth’s therapeutics offerings by adding a late-stage drug candidate, Stedivaze™, in development as a pharmacologic agent for myocardial perfusion imaging, and other early stage drug candidates that may be developed for indications in oncology, cardiology, diabetes, asthma, inflammatory diseases, and other large and costly disease areas.
   Therapeutics
          Vilazodone
     Vilazodone is a small molecule which is both an SSRI and a 5HT1A partial agonist, thus combining in one molecule the current utilized first-line and a common second-line therapy for depression. Our initial Phase III trial was designed to demonstrate the efficacy of vilazodone and to apply our expertise in pharmacogenetics to identify biomarkers that would form the foundation of a companion pharmacogenomic test for vilazodone response. Positive results of this clinical trial were released in September 2007. The drug met both its primary and related secondary efficacy endpoints. As a result of this achievement, we made a $3.6 million equity milestone payment to Merck during the third quarter of the fiscal year ended March 31, 2008. In addition, proprietary biomarkers of response to vilazodone were identified and patents for these biomarkers were filed. We also exercised an option to license from Merck the manufacturing rights for vilazodone for an equity payment of $1.6 million in December 2006 and are proceeding with the manufacturing of the clinical and commercial drug supply in accordance with the applicable regulatory guidelines.
     After the announcement of the study results in September 2007 and through the quarter ended December 31, 2007, we prepared and analyzed the data and engaged actively in the design of additional studies needed for the NDA filing, including obtaining agreement with the FDA on the program design and contracting with research organizations to prepare for additional clinical studies. Subsequently in December 2007, we initiated a long-term safety study and our second Phase III registration study began in March 31, 2008. We completed patient enrollment, nearly two months ahead of schedule in our second Phase III registration trial. Results of the 470-patient study are still expected in the first half of calendar 2009. In addition, we achieved the goal, in our long-term safety study of vilazodone, of having 300 patients complete six months of treatment with vilazodone as recommended by FDA guidelines. These and the ongoing activities relating to vilazodone clinical have led to substantial increases in research and development expenses for PGxHealth during this period.
     These and additional studies are intended to support an NDA for vilazodone with the FDA, which could be accomplished as early as the end of calendar year 2009. With success, vilazodone would be an important proof-of-concept for us and our first example of a drug launched with the use of a companion pharmacogenetic test. Vilazodone would also be the first drug in the treatment of depression to target a segment of a population where the mean response would be greater than that in the overall, unselected population of patients with depression. We believe that we can leverage this approach in our other drug development programs.
     While we believe the market potential of vilazodone is significant, funding the continued development of vilazodone is a challenge as Phase III and related studies and other requirements associated with an NDA filing are expensive. We were able to create significant shareholder value by completing the successful Phase III trial and biomarker identification without relinquishing economics to a third party prior to these findings. In September 2008, we raised $25.0 million in a private placement which better positioned us to continue with the development of vilazodone, but currently we do not have the cash reserves or the cash flow from other sources to fund such development through an NDA submission. In order to successfully commercialize this compound, we may choose to seek various forms of partnerships or other methods of financing to optimize the commercialization and marketing of vilazodone. Establishing a partnership or other methods of financing, including the sale of non-core assets, to develop and/or commercialize vilazodone may reduce financial and other burdens to us and enhance clinical and other co-development efforts for vilazodone. However, a partnership could have an impact on the future economics relating to the marketing of vilazodone and for our shareholders. Additionally, the sale of our equity and debt securities would dilute our stockholders, and any sale of assets may affect our future profitability.
          Stedivaze
     Stedivaze is a selective A2A (adenosine receptor 2A) agonist in development as a pharmacologic agent for myocardial perfusion imaging. Phase II data showed potential best-in-class attributes with an adverse event profile showing improvement over the current market leader and a rapid onset and offset of action. We met with the FDA in January 2009, as planned, to review the results from the Phase II studies of Stedivaze and to discuss the protocol for Phase III trials. Based on the meeting, we believe that we have reached agreement with the FDA on the initial design elements for our Phase III trials which are expected to commence during the first half of calendar 2009. We currently only have cash and cash availability to fund our operations, including the Stedivaze trials, through March 2009. We believe that Stedivaze may be a complimentary addition to products sold by our specialized cardiovascular sales force and therefore, could be marketed by us directly to providers. Furthermore, we have reason to believe that Stedivaze could be complimentary and valuable to the pipelines of other well-established biotechnology and specialty healthcare companies.

   Genetic and Pharmacogenetic Tests
     PGxHealth also leverages its expertise and intellectual property to develop and commercialize predictive tests to aid in the prediction of drug response, as well as to aid in the diagnosis and management of complex clinical conditions. We believe that advances in biomarker identification in the field of pharmacogenomics and in laboratory practices and testing platforms, and the manner in which we focus development of our predictive tests, serve as a foundation for the adoption of predictive tests by providers and payers. These tests are used to determine which individuals will experience enhanced benefit from specific therapies and may result in the reduction of therapeutic and medical costs as patients experience better clinical outcomes.
     We continue to apply our efforts and expertise to the development of new pharmacogenetic tests that predict drug response, focusing on disease states within the areas of oncology, cardiology, central nervous system and inflammatory diseases. We are also pursuing the development and launch of additional genetic tests for complex and difficult to diagnose cardiac diseases and syndromes that will enhance our FAMILION® family of tests. During fiscal 2009, we launched two new genetic tests: Hypertrophic Cardiomyopathy, or HCM, which was launched in May 2008; and Arrhythmogenic Right Ventricular Cardiomyopathy, or ARVC, which was launched in November 2008. In addition, we have a robust pipeline of future tests. We are also actively reviewing investment opportunities to acquire and advance intellectual property that will support test and therapeutic development, enhance and update infrastructure automation and information systems and other related initiatives. These activities are required to reduce the cost of delivery and to increase laboratory capacity relating to delivery of our tests, enhance scalability of lab operations as demand grows for our tests, drive adoption of existing tests, commercialize new tests and enhance reimbursement for the tests, among other key metrics. Based on the current growth of the business and related product development, we expect this increased investment to remain at higher than normal levels through at least December 31, 2009.
     The areas of oncology and inflammatory diseases have in common the increasing use of biomarker-based tests to guide treatment decisions (e.g., trastuzumab and her2/neu testing, cetuximab and kras testing) regarding the use of expensive monoclonal antibodies (mAbs) to treat these conditions. One of the key targets for mAbs used in these therapeutic areas are the Fc gamma receptors (FCGRs) that mediate innate or host immunity. Based on the fact that variations in the genes that code for these receptors affect therapeutic response, we have exclusively in-licensed the rights to detect the F158V variant in the gene FCGR3A and currently offer the PGxPredict:RITUXIMAB test. The FCGR3A receptor is crucial to Antibody-Dependent Cellular Cytotoxicity (ADCC) and therefore predicted to impact the efficacy of any drug (particularly IgG1 monoclonal antibodies) whose mechanism of action includes ADCC. PGxHealth has marketed the PGxPredict:RITUXIMAB test (FCGR3A F158V genotyping) since 2007, although without a focused sales and marketing effort. This test is positioned to predict the likelihood of a patient responding to rituximab monotherapy in the treatment of follicular non-Hodgkin’s lymphoma (NHL). New evidence in breast and colorectal cancer treatment supports the role of FCGRIIA in response to treatment with Herceptin® and Erbitux®. In December 2008, we entered into a sponsored research agreement with Dr. Antonio Mussolino in the area of metastatic breast cancer and the impact of FCGRIIA in predicting response. We are supporting new research in these areas to further develop indications for this biomarker in breast and colorectal cancers and possibly others.
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
     Cost of Revenue. Cost of revenue consists primarily of salaries and related expenses for personnel, including stock-based compensation expense, laboratory expenses, depreciation and facility costs.
     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries, commissions and other related personnel costs, including stock-based compensation expense. Other costs include advertising and promotion expenses, direct mailings, trade shows, facility costs, travel and related expenses.
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
     Purchased In-Process Research and Development Expense. Purchased in-process research and development expense represents the value of the research and development projects of Adenosine Therapeutics and Avalon that had not yet reached technological feasibility, defined as being equivalent to FDA approval, and had no alternative use at the date of its acquisition. Such costs were expensed in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. See Note 3 to the condensed consolidated financial statement for the method and assumptions used to value the in-process research and development.

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
     We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended December 31, 2008. There have been no changes to our critical accounting policies in the quarter ended December 31, 2008.

Results of Operations
Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007
     Revenue. Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $1.8 million for the three months ended December 31, 2007, revenue increased $1.4 million, or 16%, from $8.7 million to $10.1 million compared to the same period a year ago, despite unfavorable fluctuations in foreign currency of $470,000 for the three months ended December 31, 2008 compared with the same period in fiscal 2008. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, revenue decreased $379,000, or 4%, from $10.5 million for the three months ended December 31, 2007 to $10.1 million for the same period in fiscal 2009.
     PGxHealth test revenue for the three months ended December 31, 2008 increased $1.3 million, or 105%, to $2.6 million from $1.3 million for the same period a year ago. The introduction of PGxHealth’s new commercial sales and marketing team in September 2007 and increased coverage from third-party payers, such as Medicare, Medicaid and Aetna, has had a significant impact on PGxHealth’s revenues. As of December 31, 2008, PGxHealth is an approved Medicare provider for its genetic testing services, and a Medicaid provider in 38 states and the District of Columbia, up from just seven states in January 2008. In an effort to continue the acceleration of revenue growth, we continued to expand and invest in the development of our PGxHealth sales force and have expanded our service offerings by adding two new genetic tests in fiscal 2009: Hypertrophic Cardiomyopathy, or HCM, which was launched in May 2008; and Arrhythmogenic Right Ventricular Cardiomyopathy, or ARVC, which was launched in November 2008. Total PGxHealth revenue for the three months ended December 31, 2008 increased $1.4 million, or 95%, to $2.8 million from $1.4 million for the same period a year ago.
     Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $1.8 million for the three months ended December 31, 2007, Cogenics revenue remained flat at $7.3 million for the three months ended December 31, 2008 and for the same period a year ago, despite unfavorable fluctuations in foreign currency of $470,000 for the three months ended December 31, 2008 compared with the same period in fiscal 2008. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, Cogenics revenue decreased $1.7 million, or 19%, to $7.3 million for the three months ended December 31, 2008 from $9.1 million for the same period in fiscal 2008.
     Gross Profit. Gross profit margins increased from 30% for the three months ended December 31, 2007 to 31% for the same period in fiscal 2009. The increase was due to the increase in revenue and cost reduction activities within our Cogenics operations. Our PGxHealth cost structure, which includes personnel, equipment and facilities, is largely fixed in nature, thus, as revenue increases our gross margin will increase. To further improve our margins, during fiscal 2008, we initiated a program to significantly upgrade our technology platforms, laboratory information systems and other technologies to reduce the cost of production while increasing our capacity as our PGxHealth predictive test revenues grow. Gross profit margin for the three months ended December 31, 2008 was 35% for PGxHealth and 30% for Cogenics. We expect margins to continue to improve as PGxHealth test volumes increase and the investments increase efficiencies in test production. In addition, we continue aggressive activities to increase efficiencies and reduce costs in Cogenics while allowing for expected growth in revenues.
     Research and Development Expense. Research and development expenses increased $7.7 million, or 99%, from $7.8 million for the three months ended December 31, 2007 to $15.5 million for the same period in fiscal 2009. The increase is primarily related to the ongoing vilazodone safety and Phase III confirmatory trials, which began in December 2007 and March 2008, respectively, and to a lesser extent, costs incurred with advancing the Adenosine Therapeutics pipeline during the three months ended December 31, 2008 for its ongoing clinical and pre-clinical programs. We expect our ongoing research and development costs to continue to increase significantly as our vilazodone Phase III confirmatory and safety trials progress and as we begin our Stedivaze Phase III trials.

     Sales and Marketing Expense. Sales and marketing expenses increased $508,000, or 17%, from $2.9 million for the three months ended December 31, 2007 to $3.4 million for the same period in fiscal 2009. The increase was principally due to the continued expansion of our sales and marketing team within PGxHealth. In fiscal 2008, we implemented plans to aggressively expand our sales force. Although we expect to continue to expand our PGxHealth sales force, increasing expense in this area should take place at a lower rate as we build upon an already established organization.
     General and Administrative Expense General and administrative expenses decreased $428,000, or 6%, from $7.0 million for the three months ended December 31, 2007 to $6.6 million for the same period in fiscal 2009. The decrease was the result of savings realized as a result of cost reduction efforts taken in fiscal 2008. These savings were partially offset by increases in stock-based compensation charged to general and administrative expense of $117,000 for the three months ended December 31, 2008 to $1.3 million from $1.2 million for the same period in fiscal 2008.
     Purchased In-Process Research and Development Expense Purchased in-process research and development expenses were $1.0 million for the three months ended December 31, 2008. Because the nature and economics of the term loan were to fund the losses of Avalon, we have recognized in our financial statements a portion of the losses incurred by Avalon during the period from October 27, 2008 to December 31, 2008 as purchased in-process research and development expenses. The amount recognized was determined based upon a ratable allocation of the net loss of Avalon during the period from October 27, 2008 to December 31, 2008 and the consideration of the proceeds of the term loan relative to the total cash available to Avalon prior to receipt of the proceeds of the term loan. There were no such costs in fiscal 2008.
     Interest and Other Income (Expense), Net Interest expense increased $321,000 from $76,000 for the three months ended December 31, 2007 to $397,000 for the same period in fiscal 2009. This increase was primarily due to the interest on the notes issued in connection with the Adenosine Therapeutics acquisition. Interest income decreased $520,000 from $683,000 for the three months ended December 31, 2007 to $163,000 for the same period in fiscal 2009. We expect interest income to continue to decline as our invested cash, cash equivalents and marketable securities balances decrease. Other expense, net increased $6,000 to $129,000 for the three months ended December 31, 2008 from $123,000 for the same period in fiscal 2008.
Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007
     Revenue. Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $4.7 million for the nine months ended December 31, 2007, revenue increased $6.6 million, or 31%, from $21.5 million to $28.2 million compared to the same period a year ago. Favorable fluctuations in foreign currency only accounted for $138,000 of the increase. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, revenue increased $1.9 million, or 7%, from $26.2 million for the nine months ended December 31, 2007 to $28.2 million for the same period in fiscal 2009.
     PGxHealth test revenue for the nine months ended December 31, 2008 increased $3.6 million, or 117%, to $6.7 million from $3.1 million for the same period a year ago. The introduction of PGxHealth’s new commercial sales and marketing team in September 2007 and increased coverage from third-party payers, such as Medicare, Medicaid and Aetna, has had a significant impact on PGxHealth’s revenues. As of December 31, 2008, PGxHealth is an approved Medicare provider for its genetic testing services, and a Medicaid provider in 38 states and the District of Columbia, up from just seven states in January 2008. In an effort to continue the acceleration of revenue growth, we continued to expand and invest in the development of our PGxHealth sales force and have expanded our service offerings by adding two new genetic tests in fiscal 2009: HCM, which was launched in May 2008; and ARVC, which was launched in November 2008. PGxHealth revenue for the nine months ended December 31, 2008 increased $3.7 million, or 105%, to $7.2 million from $3.5 million for the same period a year ago.

     Excluding the impact associated with the conclusion of certain grant funded research projects of Cogenics Icoria in December 2007, which amounted to $4.7 million for the nine months ended December 31, 2007, Cogenics revenue increased $2.9 million, or 16% to $20.9 million for the nine months ended December 31, 2008 from $18.0 million for the same period a year ago. Favorable fluctuations in foreign currency only accounted for $138,000 of the increase. The increase in Cogenics revenue is due to an increase in revenue from Epidauros, which was acquired on August 23, 2007, of $2.4 million from $1.4 million to $3.8 million as a result of a full nine months of revenue for the nine months ended December 31, 2008. In addition, the increases in Cogenics revenue is due to an increase in the core service lines of $513,000, or 3%, from $16.7 million for the nine months ended December 31, 2007 to $17.2 million for the nine months ended December 31, 2008. Including the grant funded research projects of Cogenics Icoria in fiscal 2008, Cogenics revenue decreased $1.8 million, or 8%, to $20.9 million for the nine months ended December 31, 2008 from $22.7 million for the same period in fiscal 2008.
     Gross Profit. Gross profit margins increased from 24% for the nine months ended December 31, 2007 to 28% for the same period in fiscal 2009. The increase was due to the increase in revenue and cost reduction activities within our Cogenics operations. Our PGxHealth cost structure, which includes personnel, equipment and facilities, is largely fixed in nature, thus, as revenue increases our gross margin will increase. To further improve our margins, during fiscal 2008, we initiated a program to significantly upgrade our technology platforms, laboratory information systems and other technologies to reduce the cost of production while increasing our capacity as our PGxHealth predictive test revenues grow. Gross profit margin for the nine months ended December 31, 2008 was 33% for PGxHealth and 27% for Cogenics. We expect margins to improve as PGxHealth test volumes increase and the investments increase efficiencies in test production. In addition, we continue aggressive activities to increase efficiencies and reduce costs in Cogenics while allowing for expected growth in revenues.
     Research and Development Expense. Research and development expenses increased $20.6 million, or 165%, from $33.1 million for the nine months ended December 31, 2007 to $32.9 million for the same period in fiscal 2009. The increase is primarily related to the ongoing vilazodone safety and Phase III confirmatory trials, which began in December 2007 and March 2008, respectively, and to a lesser extent costs incurred with advancing the Adenosine Therapeutics pipeline since the acquisition date for its clinical and pre-clinical programs. We expect our ongoing research and development costs to continue to increase significantly as our vilazodone Phase III confirmatory and safety trials progress and as we begin our Stedivaze Phase III trials. In addition, stock-based compensation expense charged to research and development expense increased $601,000 for the nine months ended December 31, 2008 to $1.1 million from $509,000 for the same period in fiscal 2008.
     Sales and Marketing Expense. Sales and marketing expenses increased $3.4 million, or 49%, from $7.0 million for the nine months ended December 31, 2007 to $10.4 million for the same period in fiscal 2009. The increase was principally due to the new sales and marketing function within PGxHealth, including the hiring of a new sales force and senior level sales and marketing management, and costs incurred by Epidauros for the nine months ended December 31, 2008. Epidauros was not acquired until August 23, 2007 and accordingly, there were minimal expenses associated with Epidauros included in sales and marketing expenses during the nine months ended December 31, 2007. In fiscal 2008, we implemented plans to aggressively expand our sales force. Although we expect to continue to expand our PGxHealth sales force, increasing expense in this area should take place at a lower rate as we build upon an already established organization. Stock-based compensation expense charged to sales and marketing expense increased $446,000 for the nine months ended December 31, 2008 to $1.0 million from $592,000 for the same period in fiscal 2008.
     General and Administrative Expense General and administrative expenses increased $511,000, or 3%, from $19.5 million for the nine months ended December 31, 2007 to $20.0 million for the same period in fiscal 2009. The increase was the result of the increase in costs incurred by Epidauros of $820,000 for the nine months ended December 31, 2008 to $1.8 million from $960,000 for the period August 23, 2007 (date of acquisition) to December 31, 2007. Stock-based compensation expense charged to general and administrative expense increased $905,000 for the three months ended December 31, 2008 to $4.6 million from $3.7 million for the same period in fiscal 2008. These increases were partially offset by savings realized as a result of cost reduction efforts taken in fiscal 2008.
     Purchased In-Process Research and Development Expense Purchased in-process research and development expense of $53.1 million for the nine months ended December 31, 2008 includes $1.0 million related to the proposed merger with Avalon and $52.1 million related to the acquisition of Adenosine Therapeutics. Because the nature and economics of the term loan were to fund the losses of Avalon, we have recognized in our financial statements a portion of the losses incurred by Avalon during the period from October 27, 2008 to December 31, 2008 as purchased in-process research and development expense. The amount recognized was determined based upon a ratable allocation of the net loss of Avalon during the period from October 27, 2008 to December 31, 2008 and the consideration of the proceeds of the term loan relative to the total cash available to Avalon prior to receipt of the proceeds of the term loan. The $52.1 million related to the acquisition of Adenosine represents the fair value of the in-process research and development projects at Adenosine Therapeutics at the date of its acquisition. Since the cost relates to a project that had not yet reached technological feasibility, defined as being equivalent to FDA approval, and which had no alternative use at the date of acquisition, the costs were expensed during the nine months ended December 31, 2008. There were no such costs in fiscal 2008.
     Interest and Other Income (Expense), Net Interest expense decreased $224,000 from $433,000 for the nine months ended December 31, 2007 to $657,000 for the same period in fiscal 2009. However, we expect interest expense to significantly increase as a result of the notes issued in connection with the Adenosine Therapeutics acquisition. Interest income decreased $647,000 from $1.4 million for the nine months ended December 31, 2007 to $747,000 for the same period in fiscal 2009. We expect interest income to continue to decline as our invested cash, cash equivalents and marketable securities balances decrease. Other (expense) income, net decreased $541,000 to ($103,000) for the nine months ended December 31, 2008 from $438,000 for the same period in fiscal 2008.
Liquidity and Capital Resources
     Our sources of liquidity as of December 31, 2008 include our cash and cash equivalents balance of approximately $25.7 million and the possible redemption of our marketable securities of $2.7 million. Our projected uses of cash include cash used to fund operations, including research and product development, capital expenditures, existing debt service costs, and potential strategic acquisitions.

     Our long-term debt obligations were as follows:

	December 31,	March 31,
(in thousands)	2008	2008
Notes payable, bearing interest at 6.5%, with maturities between February 2009 and May 2011 and secured by certain of PGxHealth’s leasehold improvements	$2,143	$2,556
Advances from French government under a program to stimulate national innovation, with final maturity on September 2010	1,104	1,274
Euro note payable assumed, bearing interest at 6.5%, with maturity on June 2009	235	948
Promissory note, bearing interest at 6%, with quarterly equal installments of $1.1 million with maturity on July 2013	20,900	—
Promissory note, bearing interest at 11%, with monthly equal installments of $100,000 with maturity on April 2011	2,800	—

	27,182	4,778
Less: current portion	(7,161)	(1,701)

Long-term debt, net of current portion	$20,021	$3,077

     For the nine months ended December 31, 2008, we made capital expenditures of approximately $1.8 million primarily to introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems.
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
     We will need additional funds to continue operations and the development of vilazodone, as well as the operations of Adenosine Therapeutics and Avalon, beyond March 2009. Management is continually evaluating additional sources of financing including but not limited to the following options:
•	Partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	License, sublicense, or other sources of financing relating to the development programs of the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	Sale of non-core assets; and/or

•	Sale of equity or debt securities.

     As evidenced by the September 26, 2008 private placement, we have been successful in raising capital with specific investors in the past. We believe that, if required, those same investors would consider providing capital in the future. However, the sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. Additionally, we have from time to time strategically monetized non-core assets. We are currently engaged in active discussions with various parties regarding the sale of some or all of our Cogenics business segment. The discussions continue to progress; however, there can be no assurance that we will be able to arrive at terms, including the price, that are acceptable to us or the interested parties.
     If we are unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, we will be required to implement aggressive cost reduction strategies. The most significant portion of the research and development expenses as well as some portion of sales and marketing expenses are discretionary and in anticipation of development and commercial launch of vilazodone. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs and may delay the timing of the planned vilazodone NDA filing, development of other compounds and commercialization and development of other marker and test programs, which could harm our long-term financial condition and operating results. We are also in the process of prioritizing the various development projects that were acquired through the Adenosine Therapeutics acquisition as well as the biomarker and test development programs to focus our critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for us and our shareholders and on our financial condition and operating results.
Off-Balance Sheet Arrangements
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
Auction Rate Preferred Securities
     At December 31, 2008, we held auction rate preferred securities, or ARPS, with a par value of $2.7 million. The investments at December 31, 2008 consisted of preferred stock issued by closed end mutual funds; none of the auction rate securities in our portfolio are mortgage-backed. The most recent auctions for the ARPS in our investment portfolio failed. Our goal is to liquidate these securities as soon as possible;

however, as a result of the failed auctions we continue to hold these securities and the issuers continue to pay interest at the maximum contractual rate.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of December 31, 2008 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As a result of our acquisition of Adenosine Therapeutics, LLC in August 2008, as well as the proposed acquisition of Avalon and the acceleration of certain components of the vilazadone clinical trials, we believe that our current cash, cash equivalents and marketable securities will only be sufficient to fund our operations through March 2009, which is prior to the anticipated filing of the NDA with the FDA for vilazodone. We will need additional funds to continue operations and the development of vilazodone, as well as the operations of Adenosine and Avalon, beyond March 2009. Management is continually evaluating additional sources of financing including but not limited to the following options:
•	Partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	License, sublicense, or other sources of financing relating to the development programs of the recently acquired Adenosine Therapeutics’ compounds and/or patents;

•	Sale of non-core assets; and/or

•	Sale of equity or debt securities.
     As evidenced by the September 26, 2008 private placement, we have been successful in raising capital with specific investors in the past. We believe that, if required, those same investors would consider providing capital in the future. However, the sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or terms acceptable to us, if at all. Additionally, we have from time to time strategically monetized non-core assets. We are currently engaged in active discussions with various parties regarding the sale of some or all of our Cogenics business segment. The discussions continue to progress; however, there can be no assurance that we will be able to arrive at terms, including the price, that are acceptable to us or the interested parties.
     If we are unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, we will be required to implement aggressive cost reduction strategies. The most significant portion of the research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other adenosine compounds. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs and may delay the planned vilazodone NDA filing, development of other compounds and commercialization and development of other marker and test programs, which could harm our financial condition and operating results. We are also prioritizing the various development projects that were acquired through the Adenosine Therapeutics acquisition as well as the biomarker and test development programs to focus our critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for us and our shareholders and on our financial condition and operating results.

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

The Avalon merger is subject to closing conditions that could result in the completion of the merger being delayed or not consummated, which could negatively impact stock price and future business and operations.
     Completion of the merger is conditioned upon Clinical Data and Avalon satisfying closing conditions, including adoption of the merger agreement by Avalon’s stockholders, all as set forth in the merger agreement. The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the merger may not be consummated. Failure to consummate the merger could negatively impact stock price, future business and operations, and financial condition. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger may adversely affect the future business, growth, revenue and results of operations.
Failure to complete the Avalon merger could negatively impact the market price of common stock and the future business and financial results.
     If the Avalon merger is not completed for any reason, on-going business may be adversely affected and will be subject to a number of risks, including:
•	the diversion of management’s attention, the reduction in capital spending and acquisitions, the suspension of planned hiring and other affirmative and negative covenants in the merger agreement restricting the companies’ businesses;

•	failure to pursue other beneficial opportunities as a result of the focus of our management on the merger, without realizing any of the anticipated benefits of the merger;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	We may experience negative reactions to the termination of the merger from licensors, collaborators, suppliers, or other strategic partners;

•	Our costs incurred related to the merger, such as legal and accounting fees, must be paid even if the merger are not completed; and

In the event the Avalon merger is completed, we will incur significant additional expenses in connection with the integration of Avalon.
     In the event the Avalon merger is completed, we expect to incur significant additional expenses in connection with the integration of Avalon, including integrating personnel, information technology systems, accounting systems, vendors and strategic partners of each company and implementing consistent standards, policies, and procedures, and may be subject to possibly material write downs in assets and charges to earnings, which are expected to include severance pay and other costs.

ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2009.

CLINICAL DATA, INC.
/s/ C. Evan Ballantyne
Dated: February 9, 2009	C. Evan Ballantyne
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 27, 2008, by and among Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. Filed as Exhibit 99.1 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

2.2	Form of Contingent Value Rights Agreement. Filed as Exhibit 99.2 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 16, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Clinical Data’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Securities and Exchange Commission on March 17, 1983, and incorporated herein by reference.

10.1	Securities Purchase Agreement, dated October 27, 2008, between Clinical Data, Inc. and Avalon Pharmaceuticals, Inc. Filed as Exhibit 99.4 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

10.2	Common Stock Purchase Warrant issued by Avalon Pharmaceuticals, Inc. to Clinical Data, Inc. Filed as Exhibit 99.5 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

10.3	Common Stock Purchase Warrant issued by Avalon Pharmaceuticals, Inc. to Clinical Data, Inc. Filed as Exhibit 99.5 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

10.4	Letter Agreement, dated November 17, 2008, between Clinical Data, Inc. and Avalon Pharmaceuticals, Inc. Filed as Exhibit 10.3B to the Company’s Registration Statement on Form S-4 (Registration No. 333-156011), as filed with the Securities and Exchange Commission on December 9, 2008, and incorporated herein by reference.

10.5	License Agreement, dated October 27, 2008, between Clinical Data, Inc. and Avalon Pharmaceuticals, Inc. Filed as Exhibit 99.7 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

10.6	Note Purchase Agreement, dated October 27, 2008, between Clinical Data, Inc. and Avalon Pharmaceuticals, Inc. Filed as Exhibit 99.8 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

10.7	Term Note, dated October 27, 2008, issued by Avalon Pharmaceuticals, Inc. to Clinical Data, Inc. Filed as Exhibit 99.9 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

10.8	Intellectual Property Security Agreement, dated October 27, 2008, between Clinical Data, Inc. and Avalon Pharmaceuticals, Inc. Filed as Exhibit 99.10 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

Exhibit
Number	Description
10.9	Form of Voting Agreement. Filed as Exhibit 99.3 to Clinical Data’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.