Form 10-Q
period 2009-06-30
CLINICAL DATA INC
filed 2009-08-10
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (617) 527-9933
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit ad post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 7, 2009 was 23,568,279.

PGxHealth®, StedivazeTM, FAMILION® and AvalonRx® are either trademarks or registered trademarks, as the case may be, of Clinical Data, Inc. All other trademarks used herein, if any, are the property of their respective owners.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51,272	$55,180
Marketable securities, at fair value	1,175	1,175
Accounts receivable, net	3,041	2,471
Prepaid expenses and other current assets	1,385	1,240
Assets of discontinued operations	—	18,541

Total current assets	56,873	78,607

Property, plant and equipment, net	6,172	2,942
Goodwill	31,849	29,496
Intangible assets, net	11,880	4,747
Other assets, net	50	4,405

TOTAL ASSETS	$106,824	$120,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,083	$6,337
Current portion of capital leases	116	730
Accounts payable	5,332	5,562
Accrued expenses	9,600	6,131
Liabilities of discontinued operations	—	8,902

Total current liabilities	21,131	27,662

Long-Term Liabilities:
Long-term debt, net of current portion	45,621	46,832
Capital lease obligations, net of current portion	198	226
Other long-term liabilities	28	26
Contingent acquisition costs	17,842	16,039

Total long-term liabilities	63,689	63,123

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 23,543,000 and 22,742,000 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	235	227
Additional paid-in capital	288,382	276,788
Accumulated deficit	(266,613)	(251,204)
Accumulated other comprehensive income	—	3,601

Total stockholders’ equity	22,004	29,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,824	$120,197

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2009	2008
Revenues	$3,695	$2,037
Cost of revenues	1,669	1,473

Gross profit	2,026	564

Operating expenses:
Research and development	11,482	7,619
Sales and marketing	2,084	1,681
General and administrative	5,192	4,070
Transaction costs incurred in connection with the Avalon acquisition (Note 4)	1,978	—

Total operating expenses	20,736	13,370

Loss from operations	(18,710)	(12,806)

Interest expense	(3,561)	(54)
Interest income	36	358
Other income (expense), net	1,989	(24)

Loss from continuing operations	(20,246)	(12,526)
Income (loss) from discontinued operations	4,837	(2,338)

Net loss	$(15,409)	$(14,864)

(Loss) income per basic and diluted share:
Continuing operations	$(0.88)	$(0.59)
Discontinued operations	0.21	(0.11)

Net loss	$(0.67)	$(0.70)

Weighted average shares:
Basic and diluted	23,033	21,138
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,409)	$(14,864)
(Income) loss from discontinued operations	(4,837)	2,338

Loss from continuing operations	(20,246)	(12,526)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	711	400
Stock-based compensation	2,000	1,779
Allowance for doubtful accounts	472	158
Loss on sale/disposal of equipment	—	29
Accretion of discount on convertible note	312	—
Gain on Avalon stock held by Clinical Data prior to the merger	(1,773)	—
Gain on revaluation of the contingent value rights	(159)	—
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,000)	(293)
Prepaid expenses and other current assets	231	8
Other assets	75	38
Accounts payable and accrued liabilities	(475)	(2,808)
Other liabilities	2	(124)

Cash used in continuing operations	(19,850)	(13,339)
Cash provided by (used in) discontinued operations	1,245	(1,815)

Net cash used in operating activities	(18,605)	(15,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(164)	(352)
Cash acquired in business combination	4,187	—

Cash provided by (used in) investing activities — continuing operations	4,023	(352)
Cash provided by (used in) investing activities — discontinued operations	13,093	(84)

Net cash provided by (used in) investing activities	17,116	(436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(2,419)	(169)
Exercise of stock options	—	43

Cash used in financing activities — continuing operations	(2,419)	(126)
Cash used in financing activities — discontinued operations	—	(533)

Net cash used in financing activities	(2,419)	(659)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	51

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,908)	(16,198)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,180	54,755

CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,272	$38,557

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2009
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s sole operating business is PGxHealth.
     The Company is a biotechnology company with a primary focus on the development of therapeutics. Its late-stage compounds include: (i) vilazodone – a potential first-in-class drug candidate for the treatment of depression; and (ii) apadenoson, which is trademarked under the name Stedivaze – a potential best-in-class vasodilator for use in myocardial perfusion imaging.
     As part of its decision to focus on therapeutics, the Company sold its Cogenics division, which was comprised of Cogenics, Inc., Epidauros Biotechnologie AG and Cogenics Genome Express S.A., in April 2009. Accordingly, this division has been presented in the consolidated financial statements as discontinued operations.
Basis of Presentation
     At June 30, 2009, the Company had cash, cash equivalents and marketable securities totaling $52.4 million. This does not include $2.5 million of cash from the sale of Cogenics that is held in escrow. The Company’s projected uses of cash include cash to fund operations, including continued research and product development, sales and marketing, capital expenditures and existing debt service costs. The Company has undertaken several steps to improve liquidity and reduce its projected uses of cash, including the divestiture of non-core assets. The Company believes that its cash and cash availability will be sufficient to fund its operations at least through December 2009. This is based on a management’s current operations and planned activities at normal levels and does not assume any cash inflows from partnerships, disposition of additional non-core assets or other dilutive or non-dilutive financings.
     The Company will need additional funds to continue operations and the development of vilazodone, Stedivaze and other products, as well as the operations of Avalon, beyond December 2009. Management is always evaluating additional sources of financing including any of the following options:
•	partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	license, sublicense, or other relationships with third-parties relating to the development programs of Adenosine Therapeutics’ and Avalon compounds and/or patents;

•	sale of non-core assets; and/or

•	sale of equity or debt securities.
     In September 2008 and in February 2009, the Company raised $25.0 million and $50.0 million, respectively, with specific investors. The Company believes that, if required, those same investors would consider providing capital in the future. However, the sale of any equity or debt securities may result in additional dilution to the Company’s stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all. Additionally, the Company has from time to time strategically monetized non-core assets.
     If the Company is unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, the Company will be required to implement aggressive cost reduction strategies. The most significant portion of the research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other pre-clinical compounds. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs planned clinical and pre-clinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm the Company’s long-term financial condition and operating results. The Company is prioritizing the various development projects that were acquired through the Adenosine Therapeutics and Avalon acquisitions as well as the biomarker and test development programs to focus its critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for the Company and its shareholders and on the Company’s financial condition and operating results.
     The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
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
(2) Summary of Significant Accounting Policies
Marketable Securities
     At June 30, 2009, the Company held auction rate preferred securities, or ARPS, with a par value of $1.2 million. The Company’s investment in these ARPS is classified as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Subsequent to June 30, 2009, all of the ARPS have been redeemed at par.

Fair Value of Financial Instruments
     The Company’s financial instruments consist of accounts receivable, marketable securities, accounts payable, long-term debt and contingent value rights. SFAS 157, Fair Value Measurements (“SFAS 157”), establishes a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. These inputs include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s instruments, the fair value of long-term debt was not significantly different than the carrying value at June 30, 2009.
     The following table presents information about the assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:
(in thousands)

Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$36,140	$—	$—	$36,140
Marketable securities — ARPS	—	—	1,175	1,175
Liabilities:
Contingent value rights	—	1,803	—	1,803
     Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

Auction Rate
(in thousands)	Securities
Balance at March 31, 2009	$1,175

Balance at June 30, 2009	$1,175

Loss per Share
     Basic net loss per share is determined by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible notes using the “if-converted” method.

     The following dilutive securities were not included in the diluted earnings per share calculations because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

	As at June 30,
(in thousands)	2009	2008
Common stock options	3,703	2,889
Common stock warrants	4,588	1,011
Convertible notes payable	6,110	—
Contingent value rights	205	—

Potentially dilutive securities outstanding	14,606	3,900

Comprehensive Loss
     Comprehensive loss includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive loss for the Company are the cumulative translation adjustments related to the net assets of the foreign operations and changes in unrealized gains and losses on marketable securities. As of June 30, 2009, there were no amounts within the stockholders’ equity section of the consolidated balance sheet under the caption accumulated other comprehensive loss.
Segment and Geographical Information
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined. Prior to the quarter ended March 31, 2009, the Company operated its business as two reporting segments: PGxHealth and Cogenics.
     As discussed in Notes 1 and 3, the Company disposed of its Cogenics segment on April 14, 2009. This transaction has significantly changed the focus of the Company. During the quarter ended March 31, 2009 and into fiscal 2010, management has modified and expects to continue to modify its management structure and internal reporting to align with the new strategic focus of the Company. For the three months ended June 30, 2009, the Company operates its business as a single reporting segment. As the management structure and internal reporting structure are refined, the Company will re-assess its reporting segments.
Subsequent Events
     The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 10, 2009, the date of issuance of these financial statements.

Recent Accounting Pronouncements
     In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements, (“EITF 07-1”). EITF 07-1 requires participants in a collaborative arrangement to report costs incurred and revenue generated from transactions with third parties in the income statement. EITF 07-1 was effective for the Company beginning on April 1, 2009 and did not have a significant impact on the Company’s financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The Statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires the acquiring entity to recognize in-process research and development at fair value at the date of acquisition and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. SFAS 141R requires acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R applies to the Company prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The acquisition of Avalon has been accounted for under SFAS 141R.
     In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 also clarifies the impact of exercise prices that are denominated in a foreign currency and valuation consideration of market-based employee stock options. EITF 07-5 was effective for the Company beginning April 1, 2009 and did not have an impact on the Company’s financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 as of June 30, 2009. Although the adoption of SFAS 165 did not impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures, which are included above.
     In April 2009, the FASB issued three FASB Staff Positions, or FSPs, related to fair value measurement and disclosure. FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amending the accounting guidance for other-than-temporary impairments of debt securities and the disclosure requirements of equity securities and debt securities. The FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-2 and APB 28-1 require the disclosure of fair value for assets and liabilities within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, for interim periods. These pronouncements were effective during the quarter ended June 30, 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows but required additional disclosures, which are included elsewhere herein.

(3) Discontinued Operations
     During fiscal 2009, the Company determined that the Cogenics division did not fit with the Company’s strategic direction. Management believed that the Company’s capital resources and the cash derived from the sale of this division would be better allocated to investments and growth opportunities to increase the Company’s presence in the therapeutics markets.
     In March 2009, the Company entered into a letter of intent to sell its Cogenics division, which was comprised of Cogenics, Inc., Epidauros Biotechnologie AG, and Cogenics Genome Express S.A. Cogenics was sold on April 14, 2009 for net proceeds of $13.1 million, excluding $2.5 million held in escrow for a period of up to eighteen months. Accordingly, the Company has classified this business as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.
     Summarized statement of operations data for discontinued operations for the three months ended June 30, 2009 and 2008 is set forth below:

	Three months ended June 30,
	2009	2008
	(in thousands)
Revenue	$499	$7,152

Loss from Operations Before Disposal:
Loss before taxes	(485)	(2,566)
Income taxes	(14)	(84)

Loss from discontinued operations, net of taxes	(499)	(2,650)

Disposal:
Gain on disposal, net of taxes	5,336	312

Income (loss) from discontinued operations, net of tax	$4,837	$(2,338)

The three months ended June 30, 2008 includes $312,000 of income recognized as a result of a purchase price adjustment realized in connection with the disposition of Vital Scientific BV completed in October 2007.

(4) Business Combinations
Avalon Pharmaceuticals, Inc.
     On May 28, 2009, the Company acquired Avalon by issuing approximately 800,847 shares of Clinical Data’s common stock in exchange for all of the issued and outstanding common stock of Avalon. Additionally, as part of the merger, Clinical Data issued contingent value rights, or CVRs, to Avalon stockholders, payable for up to 204,503 additional shares of Clinical Data’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. As of May 28, 2009, Avalon had received $4 million of these milestones and accordingly, Clinical Data is obligated to issue 163,602 additional shares of Clinical Data common stock on or after June 30, 2010. The common stock and CVRs issued in connection with the merger were valued at fair value, or $11.99 per share, the last reported sale price of Clinical Data’s common stock as reported on NASDAQ on May 28, 2009. The Company does not expect the remaining milestone to be achieved prior to June 30, 2010. The Company has also included as consideration for the merger: (i) the fair value of the Avalon common stock, which the Company acquired on October 27, 2008, and (ii) the $1.0 million paid by the Company to Avalon on October 27, 2009 for an exclusive license to Avalon’s drug and biomarker discovery platform. As a result of remeasuring the fair value of the Avalon stock immediately prior to the completion of the merger, the Company recorded a gain of $1.8 million which is included in other income (expense), net on the accompanying statement of operations. The combined company has a significantly expanded oncology business with a pipeline of promising oncology biomarkers and compounds, and a biomarker discovery platform to identify additional therapeutic and diagnostic candidates, which resulted in goodwill from this transaction.
      The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration has been measured at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings. The excess purchase price over those assigned values was recorded as goodwill. As of June 30, 2009, the purchase price and related allocation for the Avalon acquisition was preliminary. The preliminary allocation may be revised as a result of adjustments made to the purchase price, as well as additional information regarding assets and liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. During the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The Company expects to finalize any outstanding information no later than one year from the date of acquisition.

     The components of the purchase price and preliminary allocation are as follows:

(in thousands)
Clinical Data common stock issued	$9,602
Contingent value rights	1,961
Acquisition date fair value of Avalon common stock held by Clinical Data	2,010
Cash paid in October 2008 for license to Avalon technology	1,000

$14,573

Preliminary Purchase Price Allocation (in thousands)
Cash and cash equivalents	$4,187
Prepaid expenses and other current assests	419
Property and equipment	3,292
Purchased in-process research and development costs	3,200
Intangible asset — Completed technology (5 years)	3,700
Intangible asset — Tradename (5 years)	600
Goodwill	2,353
Accounts payable	(1,851)
Accrued expenses and other current liabilities	(1,327)

Total purchase price	$14,573

     Goodwill arising from this acquisition is not deductible for tax purposes.
     Of the total purchase price, $3.2 million was allocated to purchased in-process research and development (“IPRD”) projects. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to the FDA’s approval. IPRD is measured at fair value at acquisition date and is capitalized and subsequently accounted for as an indefinite-lived asset until completion or abandonment of the associated research and development efforts`.
     IPRD relates to a structurally distinct chemical compound (internally referred to as “AVN316”) that appears to affect the beta-catenin pathway. Avalon identified this compound using its AvalonRx platform.
     AVN316 was valued based on discounted future cash flows. The Company prepared revenue and expense projections through 2031 for AVN316. The revenue for AVN316 was based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of the introduction of the new products. Projected revenues were adjusted for a probability of 12% to reflect the probability of getting from Phase I to market. The estimated expenses were based upon the expected remaining costs to complete AVN316.
     The Company discounted the projected cash flows using a risk adjusted discount rate and considered the probability of success, where appropriate. The rate utilized to discount the net cash flows to their present values was the internal rate of return (“IRR”) based on the purchase price paid. Management believed that the IRR reflected the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the stage of completion of the project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these considerations, the IRR of 19% was deemed an appropriate discount for valuing the IPRD.
     The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results. The failure of AVN316 to reach commercial success could have a material impact on the Company’s expected results.
     Upon the adoption of SFAS 141R on April 1, 2009, the capitalized transaction costs of $719,000 that had been incurred through March 31, 2009 have been expensed and are included in transaction costs incurred in connection with the Avalon acquisition on the accompanying statement of operations. Transaction costs incurred after March 31, 2009 of $1.3 million have been recognized as an expense as incurred and are also included in transaction costs incurred in connection with the Avalon acquisition on the accompanying statement of operations.
     The CVRs are remeasured to fair value each reporting period and any changes in fair value are recognized each period. On June 30, 2009, the CVRs were valued at $11.02 per share, the last reported sale price of Clinical Data’s common stock as reported on NASDAQ on June 30, 2009, or $1.8 million. This resulted in a gain of $159,000 being recognized during the three months ended June 30, 2009 and is included in other income (expense), net on the accompanying statement of operations.
     The results of operations of Avalon have been included in the accompanying financial statements since the date of acquisition. Pro forma information related to this acquisition is not presented, as the effect of the acquisition is not material.
In August 2009, the Company was in negotiations with a related party concerning the potential sale of certain assets held and assumption of a lease by one of its subsidiaries.
(5) Debt
     The Company’s long-term debt obligations are as follows:

	June 30,	March 31,
(in thousands)	2009	2009
Notes payable, bearing interest at 6.5%, with monthly pricipal payments due through May 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,624	$2,001
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by substantially all of the assets of the Company	2,200	2,500
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by substantially all of the assets of the Company	18,700	19,800
Unsecured convertible notes payable, bearing interest at 9.72% and maturing on February 25, 2017	50,000	50,000

	72,524	74,301
Less: current portion	(6,083)	(6,337)
unamortized discount	(20,820)	(21,132)

	$45,621	$46,832

(6) Equity
     On May 28, 2009, in connection with the merger with Avalon, the Company issued 800,847 shares of its common stock. The stock was valued at $11.99 per share, which equaled the last reported sale price of the Company’s common stock on the NASDAQ.
(7) Commitments
Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck KGaA, now Merck-Serono, (“Merck”), if the Company is successful in the continuation of its development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million ($17.6 million at June 30, 2009) will be payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union (“E.U.”) for the first indication of vilazodone. Additional payments of €9.5 million ($13.3 million at June 30, 2009) would be made to Merck within 30 days of receipt of approval of the NDA or MAA, and the first sale of vilazodone in the U.S. or the E.U. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to co-development and co-commercialization of vilazodone.
Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics, for a period of ten years following the closing, contingent consideration of up to $30 million (of which $16.0 million is recorded in long-term liabilities as of June 30, 2009) in cash may be paid by the Company to the Sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any Seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15 million payable to the Sellers; provided, however, (a) that all amounts up to the first $5 million paid to the Sellers under section (iv) shall offset on a dollar-for-dollar basis the payment required by section (i) above and (b) all amounts paid to the Sellers in excess of $5 million pursuant to section (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above. Along with these acquisition costs, the Company has assumed all of Adenosine Therapeutics rights and obligations under licensing agreements with the University of Virginia Patent Foundation, the Public Health Service of the National Institutes of Health, the University of Massachusetts and the Penn State Research Foundation.
Avalon Acquisition Commitments
     In connection with the merger of Avalon, the Company issued contingent value rights, or CVRs, as part of the merger consideration. The CVRs provide each holder entitled to receive them the right to receive a proportionate share of an aggregate of up to 204,503 shares of Clinical Data common stock based on milestone payments received on or prior to June 30, 2010 (the “Milestone Date”). In particular, any payment received by Avalon or its affiliates (including Clinical Data following the closing of the merger) under either Avalon’s License and Research Collaboration Agreement with Merck & Co., Inc (the “Merck Agreement”) or Avalon’s Amended Pilot Study Agreement with Novartis Institutes for Biomedical Research, Inc. (the “Novartis Agreement”) at any time during the period commencing on October 27, 2008 through and including the Milestone Date (up to a maximum amount of $5 million) constitutes a “milestone payment.” On May 7, 2009, Avalon received a $4 million milestone payment and, as a result, Clinical Data is obligated to issue 163,602 shares of its common stock on or after June 30, 2010 as additional consideration (of which $1.8 million is recorded in long-term liabilities as of June 30, 2009).

(8) Related Party Transactions
In connection with the February 2009 financing transaction with accredited investors (the “Investors”) affiliated with Randal J. Kirk, the Chairman of the Company’s Board of Directors, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors to register the resale of the shares of common stock issuable upon conversion of the unsecured convertible notes of the Company or exercise of the warrants to purchase an aggregate of 3,055,300 shares of the Company’s common stock. Subject to the terms of the Registration Rights Agreement, the Company was required to meet, among other things, certain deadlines and requirements related to the registration of shares of common stock underlying the notes and the warrants. As a result of not having the shares registered for resale until July 30, 2009, the Company was obligated to and paid $1.6 million for liquidating damages, including interest of $15,000. This amount has been recorded as interest expense for the three months ended June 30, 2009 and is included in accrued expenses as of June 30, 2009 on the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward – Looking Statements
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and filed with the SEC on June 15, 2009.
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
Overview
     We are a biotechnology company with a primary focus on the development of therapeutics. Our late-stage compounds include: (i) vilazodone – a potential first-in-class drug candidate for the treatment of depression, which recently completed its second Phase III trial with positive results; and (ii) apadenoson, which is trademarked under the name Stedivaze, — a potential best-in-category vasodilator for use in myocardial perfusion imaging, which is entering its Phase III clinical trial program.
     Our sources of liquidity as of June 30, 2009 include our cash, cash equivalents and marketable securities balance of approximately $52.4 million. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development.
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
Therapeutics:
     Vilazodone
     Vilazodone, a novel dual-acting serotonergic agent in development for the treatment of depression, is a potent and selective serotonin reuptake inhibitor, or SSRI, a mechanism of action proven successful as a first line therapy for major depressive disorder, and also a partial agonist of the 5-hydroxytryptamine 1a, or 5-HT1A, receptor, a mechanism of action of medications approved as first-line therapy for anxiety disorders.

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
     Our second Phase III vilazodone clinical trial has been completed. In the study, vilazodone achieved statistically significant results on the primary endpoint and secondary efficacy endpoints related to major depressive disorder. Vilazodone was generally well-tolerated and the efficacy and safety data were consistent with the findings from the previous Phase III trial. In addition, study findings corroborate that the impact on sexual function as measured by a validated scale was comparable to placebo. This is an important finding since many antidepressants have been associated with causing sexual dysfunction or exacerbating pre-existing sexual dysfunction. A statistically significant improvement in the symptoms of anxiety associated with major depressive disorder was also observed. Separately, the Phase III study also sought to replicate a proprietary biomarker associated with response to vilazodone from the first Phase III trial. Although this preselected biomarker did not replicate, analyses remains ongoing.
     Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the commercial product, we plan to submit an NDA for vilazodone with the FDA by the end of calendar year 2009.
     Stedivaze
     Stedivaze is a selective adenosine receptor 2A, or A2A, agonist in development as a vasodilator for myocardial perfusion imaging. We plan to launch our Phase III clinical development program for Stedivaze in the next several months. Phase II data showed potential best-in-category attributes with an improved adverse event profile over the current standard of care and favorable pharmacokinetic and target binding affinity profiles. We conducted an End of Phase II meeting with the FDA in January 2009. Based on this meeting, we believe that we have reached agreement with the FDA on the overall design elements for our Phase III trial program. Our Phase III trial protocol has been submitted to the FDA and we are in discussions with the FDA to finalize this study plan. Stedivaze could be marketed by us directly to providers or partnered as a complementary and valuable asset to the pipelines of other well-established biotechnology and specialty healthcare companies.
     If we are successful in Phase III clinical development, there is no assurance that we will be successful marketing Stedivaze. In addition, while some new imaging modalities offer growth potential to work adjunctively with Stedivaze, other diagnostic imaging techniques may be developed in the coming years that will limit the market for myocardial perfusion imaging.
Other Therapeutic Products in Development
     We are developing ATL844 as a therapeutic for the treatment of asthma and/or diabetes, both of which are multi-billion dollar growing markets. Acting as an agonist of the adenosine A2B receptor sub-type, the compound has shown significant pharmacodynamic effects in animal models of both asthma and diabetes. We are proceeding with a toxicology and chemistry program and with success we may proceed to an investigational new drug, or IND, filing. ATL844 is the subject of an option agreement for an exclusive license by Novartis.
     ATL1222 is a highly selective agonist of the adenosine A2A receptor subtype, in development as an anti-inflammatory agent for the treatment of acute inflammatory conditions. The compound has shown significant effects in animal models of a number of inflammatory mediated diseases. ATL1222 is being evaluated in toxicology studies and with success we may proceed to an IND filing.

     ATL313 is a selective agonist of the adenosine A2A receptor subtype that is targeted as a treatment for ophthalmologic disease. The compound has shown significant effect in both small and large animal models of disease. ATL313 is the subject of a confidential collaboration with a larger pharmaceutical partner, who has an option to the ophthalmologic program. This compound may be well positioned to be used in other major therapeutic areas and some work is being conducted currently to identify and advance these opportunities.
     In June 2008, Avalon announced that it had identified a compound for clinical development, named AVN316. This compound potentially inhibits the beta-catenin pathway in a variety of model systems. We are currently conducting lead optimization efforts around AVN316 and have synthesized compounds in this family that cause an expression profile characteristic of inhibition of the beta-catenin pathway, induce cell cycle arrest in tumor xenograft models and cause a dose dependent decrease in beta-catenin protein levels. To date, we are not aware of any specific inhibitors of the beta-catenin pathway that are approved for use.
Genetic Tests
     We are pursuing additional tests for complex and difficult to diagnose cardiac diseases and syndromes that will complement our FAMILION family of tests. These activities will improve the utility of our tests and reduce the cost of delivery by increasing capacity and scalability as demand grows. In addition, our sales and marketing efforts are driving adoption of existing tests, and increasing reimbursement and demand for new tests.
     We have made significant progress in our efforts to contract with private and government health insurers for test coverage and reimbursement. Our work with private insurers resulted in the FAMILION LQTS, BrS, and FAMILION Family tests receiving S-codes effective October 2008 followed by the FAMILION HCM and FAMILION Family tests receiving S-codes effective April 2009. We expect that S-codes should speed the adoption of these tests by private insurers. In October 2008, we became an in-network provider with Aetna for healthcare coverage of our FAMILION LQTS and Family tests. We are utilizing our national contract with the BCBS Association signed in December 2008 to work with individual BCBS companies to provide their customers with access to our FAMILION Family of Tests. In addition, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 40 states and the District of Columbia. These providers and other private payers with positive coverage policies offer access to genetic testing for nearly 230 million patients. The positive changes to the reimbursement landscape for our genetic tests demonstrate our commitment to working with private and government payers to improve patient access to these vital tests.
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
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations and, in fiscal 2010, liquidating damages including interest in connection with registering securities. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Other income (expense), net consists primarily of foreign currency gains (losses).
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
     We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. A full discussion of the following accounting policies is included in our 2009 Annual Report on Form 10-K filed with the SEC on June 15, 2009.
•	Revenue recognition

•	Allowance for doubtful accounts and contractual allowances

•	Valuation of intangibles and goodwill

•	Accrued expenses

•	Income taxes
     We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended June 30, 2009. There have been no changes to our critical accounting policies in the quarter ended June 30, 2009.
Results of Operations
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Revenue. Revenue increased $1.7 million, or 81%, from $2.0 million for the three months ended June 30, 2008 to $3.7 million for the three months ended June 30, 2009. This increase was largely driven by the increase in sales of our genetic tests of $1.5 million, or 81%, from the same period a year ago. The continued expansion of our commercial sales and marketing team in fiscal 2009 and increased coverage from third-party payors, such as BCBS, Aetna and Humana, have had a significant impact on our revenue.

As of June 30, 2009, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 40 states and the District of Columbia, up from just seven states in January 2008. In an effort to continue the acceleration of revenue growth, we continued to expand and invest in the development of our sales force and marketing efforts and have expanded our service offerings by adding two new genetic tests in fiscal 2009: Hypertrophic Cardiomyopathy, or HCM, was launched in May 2008 and Arrhythmogenic Right Ventricular Cardiomyopathy, or ARVC, was launched in November 2008. We expect to continue to expand our marketing efforts, third-party payor base and our product offerings in fiscal 2010.
     Gross Profit. Gross profit margins increased from 28% for the three months ended June 30, 2008 to 55% for the three months ended June 30, 2009. The improvement in gross profit from fiscal 2009 to 2010 was due to the increase in revenue as well as the realization of the infrastructure improvements and lab efficiencies that were implemented in fiscal 2009. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature, thus, as revenue increases our gross margin should increase.
     Research and Development Expense. Research and development expenses increased $3.9 million to $11.5 million for the three months ended June 30, 2009, or 51%, from $7.6 million for the three months ended June 30, 2008. The increase is primarily related to the wrap-up and completion of the vilazodone safety and Phase III confirmatory trials and the preparation of the New Drug Application, or NDA, for vilazodone which is planned to be submitted by the end of calendar 2009, and to a lesser extent, costs incurred with advancing the Adenosine Therapeutics pipeline for its clinical and pre-clinical programs. We expect our ongoing research and development costs to continue to increase as we prepare for the NDA filing for vilazodone and begin our Stedivaze Phase III clinical trials.
     Sales and Marketing Expense. Sales and marketing expenses increased $403,000 to $2.1 million for the three months ended June 30, 2009, or 24%, from $1.7 million for the three months ended June 30, 2008. The increase was principally due to a full quarter of expense relating to our expanded sales force and marketing team. In fiscal 2009, we continued with the expansion of our sales force. Although we expect to continue to expand our sales force, increasing expense in this area should take place at a lower rate as we build upon an already established organization.
     General and Administrative Expense. General and administrative expenses increased $1.1 million to $5.2 million for the three months ended June 30, 2009, or 28%, from $4.1 million for the three months ended June 30, 2008. The increase was, in part, the result of an increase in our provision for uncollectible accounts of $314,000 for the three months ended June 30, 2009 to $472,000 from $158,000 for the same period in fiscal 2009, which was directly attributable to the increase in revenue during the same period, and $296,000 of additional amortization of purchased intangible assets. The remaining increase was largely due to increased professional fees.
     Interest and Other Income (Expense), Net. Interest expense increased $3.5 million from $54,000 for the three months ended June 30, 2008 to $3.6 million for the three months ended June 30, 2009. This increase was due to the interest of $343,000 on the notes issued in connection with the Adenosine Therapeutics acquisition and interest on the convertible notes issued in February 2009 of $3.2 million, which is comprised of $1.2 million coupon interest at 9.72% per annum, $312,000 accretion of discount on the notes and $1.6 million liquidating damages for not having the underlying shares registered for resale with the SEC before June 25, 2009. Interest income decreased $322,000 from $358,000 for the three months ended June 30, 2008 to $36,000 for the three months ended June 30, 2009. We expect interest income to continue to decline as our invested cash, cash equivalents and marketable securities balances decrease. Other income, net increased to $2.0 million for the three months ended June 30, 2009 from other expense, net of $24,000 for the three months ended June 30, 2008. The increase is largely the result of remeasuring the Avalon stock held by us immediately prior to the merger resulting in a $1.8 million gain and the remeasurement of the contingent value rights issued in connection with the Avalon merger as of June 30, 2009 resulting in a gain of $159,000.

Liquidity and Capital Resources
     Our sources of liquidity as of June 30, 2009 include our cash, cash equivalents and marketable securities balance of approximately $52.4 million. This amount does not include $2.5 million of cash held in escrow from the sale of Cogenics. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development.
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
     Management is always evaluating additional sources of financing including any of the following options:
•	partnering opportunities with pharmaceutical or biotechnology companies for the marketing of vilazodone;

•	license, sublicense, or other relationships with third-parties relating to the development programs of Adenosine Therapeutics’ and Avalon compounds and/or patents;

•	sale of non-core assets; and/or

•	sale of equity or debt securities.
     In September 2008 and in February 2009, we raised $25.0 million and $50.0 million, respectively, with specific investors. We believe that, if required, those same investors would consider providing capital in the future. However, the sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all. Additionally, we have from time to time strategically monetized non-core assets.
     If we are unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, we will be required to implement aggressive cost reduction strategies. The most significant portion of the research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other adenosine compounds. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs planned clinical and pre-clinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm our long-term financial condition and operating results. We are prioritizing the various development projects that were acquired through the Adenosine Therapeutics and Avalon acquisitions as well as the biomarker and test development programs to focus our critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for us and our shareholders and on our financial condition and operating results.
     Our long-term debt obligations were as follows:

	June 30,	March 31,
(in thousands)	2009	2009
Notes payable, bearing interest at 6.5%, with monthly principal payments through May 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,624	$2,001
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by substantially all of the assets of the Company	2,200	2,500
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by substantially all of the assets of the Company	18,700	19,800
Unsecured convertible notes payable, bearing interest at 9.72% and maturing on February 25, 2017	50,000	50,000

	72,524	74,301
Less: current portion	(6,083)	(6,337)
unamortized discount	(20,820)	(21,132)

	$45,621	$46,832

     For the three months ended June 30, 2009, we made capital expenditures of approximately $164,000 primarily to replace outdated equipment. We have no significant capital expenditures planned for the remainder of this fiscal year.
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
Auction Rate Preferred Securities
     At June 30, 2009, we held auction rate preferred securities, or ARPS, with a par value of $1.2 million. Subsequent to June 30, 2009, all of the ARPS have been redeemed at par.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of June 30, 2009 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
     Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2009, which was filed with the SEC on June 15, 2009, contains numerous risk factors relating to our business and operations, our intellectual property, regulatory matters, our industry and our common stock. We have updated our risk factors since June 15, 2009 to include the following matters:
Risk factors relating to our Business and Operations
If we are unable to protect effectively our intellectual property, we may not be able to operate our business and third parties may use our technology, both of which would impair our ability to compete in our markets.
     Our success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. The patent positions of pharmaceutical and diagnostic companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Key questions of patent law underlying pharmaceutical and diagnostic patents remain unresolved or in flux in the United States and even more so outside the United States. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. As a result, our patents may not afford us substantial protection or commercial benefit.
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
Divestiture of our Cogenics division may materially adversely affect our business, results of operations and financial condition.
     On April 14, 2009, we closed the sale of our Cogenics division to Beckman Coulter, Inc. This divestiture will result in significant reduction in our revenues which could have a material adverse effect on our business, results of operations and financial condition. Significantly, our Cogenics business segment accounted for approximately 72% and 85% of our revenues for the years ended March 31, 2009 and 2008, respectively. This disposition could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting this business segment, which could harm our operations.

ITEM 6.	EXHIBITS
     See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2009.

CLINICAL DATA, INC.
/s/ C. Evan Ballantyne
Dated: August 10, 2009	C. Evan Ballantyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of October 27, 2008, by and among Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. Filed as Exhibit 99.1 to Clinical Data’s Current Report on Form 8-K, filed with the Commission on October 31, 2008, and incorporated herein by reference.

2.2	First Amendment to the Agreement and Plan of Merger and Reorganization, dated January 12, 2009, between Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. Filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-156011), filed with the Commission on January 13, 2009, and incorporated herein by reference.

2.3	Second Amendment to the Agreement and Plan of Merger and Reorganization, dated March 30, 2009, between Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. Filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-156011), filed with the Commission on April 2, 2009, and incorporated herein by reference.

2.4	Stock Purchase Agreement, dated April 1, 2009, among Clinical Data, Inc., Clinical Data B.V., Beckman Coulter, Inc., Beckman Coulter GmbH, and Beckman Coulter Holdings GmbH. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 16, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Certificate of Contingent Value Rights to receive common stock. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 15, 2009, and incorporated herein by reference.

10.1	Escrow Agreement, dated April 14, 2009, by and among Clinical Data, Inc., Beckman Coulter, Inc. and Wells Fargo, N.A. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.

10.2	Transition Services Agreement, dated April 14, 2009, by and among Clinical Data, Inc., Cogenics, Inc., Epidauros Biotechnologie, Aktiengesellschaft, and Cogenics Genome Express, S.A. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.

10.3	Patent License Agreement, dated April 14, 2009, by and between PGxHealth, LLC and Beckman Coulter, Inc. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.

10.4	Contingent Value Rights Agreement, dated May 28, 2009, by and between Clinical Data, Inc. and American Stock Transfer and Trust Co. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 3, 2009, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.