Form 10-Q
period 2009-09-30
CLINICAL DATA INC
filed 2009-11-09
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 6, 2009 was 26,491,786.

PGxHealth®, StedivazeTM, FAMILION® and AvalonRx® are either trademarks or registered trademarks, as the case may be, of Clinical Data, Inc. All other trademarks used herein, if any, are the property of their respective owners.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(In thousands, except share and per share amounts)	2009	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,219	$55,180
Marketable securities, at fair value	—	1,175
Accounts receivable, net	2,181	2,471
Prepaid expenses and other current assets	2,264	1,240
Assets of discontinued operations	—	18,541

Total current assets	41,664	78,607

Property, plant and equipment, net	2,922	2,942
Goodwill	31,849	29,496
Intangible assets, net	11,369	4,747
Other assets, net	350	4,405

TOTAL ASSETS	$88,154	$120,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,784	$6,337
Current portion of capital leases	115	730
Accounts payable	4,074	5,562
Accrued expenses	9,364	6,131
Liabilities of discontinued operations	—	8,902

Total current liabilities	20,337	27,662

Long-Term Liabilities:
Long-term debt, net of current portion	43,713	46,832
Capital lease obligations, net of current portion	169	226
Other long-term liabilities	24	26
Contingent acquisition costs	16,039	16,039

Total long-term liabilities	59,945	63,123

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 23,615,000 and 22,742,000 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	236	227
Additional paid-in capital	292,911	276,788
Accumulated deficit	(285,275)	(251,204)
Accumulated other comprehensive income	—	3,601

Total stockholders’ equity	7,872	29,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,154	$120,197

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net revenues	$3,042	$2,400	$6,737	$4,437
Cost of revenues	1,609	1,544	3,278	3,017

Gross profit	1,433	856	3,459	1,420

Operating expenses:
Research and development	8,940	8,590	20,422	16,209
Sales and marketing	2,034	1,973	4,118	3,654
General and administrative	5,319	5,631	10,511	9,701
Restructuring and lease exiting costs	1,783	—	1,783	—
Purchased in-process research and development	—	52,100	—	52,100
Transaction costs incurred in connection with the Avalon acquisition	—	—	1,978	—

Total operating expenses	18,076	68,294	38,812	81,664

Loss from operations	(16,643)	(67,438)	(35,353)	(80,244)
Interest expense	(1,889)	(82)	(5,450)	(136)
Interest income	18	204	54	562
Other (expense), income net	(148)	40	1,841	16

Loss from continuing operations	(18,662)	(67,276)	(38,908)	(79,802)
(Loss) income from discontinued operations	—	(2,734)	4,837	(5,072)

Net loss	$(18,662)	$(70,010)	$(34,071)	$(84,874)

(Loss) income per basic and diluted share:
Continuing operations	$(0.79)	$(3.17)	$(1.66)	$(3.79)
Discontinued operations	—	(0.13)	0.20	(0.24)

Net loss	$(0.79)	$(3.30)	$(1.46)	$(4.03)

Weighted average shares:
Basic and diluted	23,728	21,233	23,412	21,070
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,071)	$(84,874)
(Income) loss from discontinued operations	(4,837)	5,072

Loss from continuing operations	(38,908)	(79,802)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,694	721
Stock-based compensation	4,187	4,404
Provision for doubtful accounts	1,000	424
Purchased in-process research and development	—	52,100
Loss on sale/disposal of equipment	—	88
Accretion of discount on convertible note	623	—
Gain on Avalon stock held by Clinical Data prior to the merger	(1,773)	—
Restructuring and lease exiting costs	1,783	—
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(668)	(972)
Prepaid expenses and other current assets	(695)	(494)
Other assets	1,494	651
Accounts payable and accrued liabilities	(1,424)	(191)
Other liabilities	6	(1)

Cash used in continuing operations	(32,681)	(23,072)
Cash used in discontinued operations	(891)	(4,194)

Net cash used in operating activities	(33,572)	(27,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(508)	(713)
Proceeds from sale of marketable securities	1,175	2,350
Proceeds from sale of equipment , net of transaction costs	1,249	—
Cash used in business combinations, net of cash acquired	—	(11,040)
Cash acquired in business combination, net of transaction costs	4,187	—

Cash provided by (used in) investing activities — continuing operations	6,103	(9,403)
Cash provided by (used in) investing activities — discontinued operations	13,093	(85)

Net cash provided by (used in) investing activities	19,196	(9,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(3,967)	(438)
Proceeds from sale of common stock and warrants, net of transaction costs	—	24,982
Exercise of stock options	382	210

Cash (used in) provided by financing activities — continuing operations	(3,585)	24,754
Cash used in financing activities — discontinued operations	—	(608)

Net cash (used in) provided by financing activities	(3,585)	24,146

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(947)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,961)	(13,555)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,180	54,755

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,219	$41,200

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s sole operating business is PGxHealth.
     The Company is a biotechnology company focused on the development of therapeutics. Its late-stage compounds include: (i) vilazodone — a potential first-in-class drug candidate for the treatment of depression that has completed two successful Phase III clinical trials and a long-term safety study for which the Company expects to submit a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) during the quarter ending March 31, 2010; and (ii) apadenoson, trademarked under the name Stedivaze — a potential best-in-category vasodilator for use in myocardial perfusion imaging which is entering its first Phase III clinical trial.
     The Company also has early stage, preclinical compounds in development. Options for licenses exist for two programs, one for asthma and diabetes and the other for an ophthalmic indication. Further, the Company has partnered a compound for the treatment of B-cell cancers, including multiple myeloma.
     In addition, the Company provides a family of genetic tests for inherited cardiac syndromes.
     As part of its decision to focus on therapeutics, the Company sold its Cogenics division, which was comprised of Cogenics, Inc., Epidauros Biotechnologie AG and Cogenics Genome Express S.A., in April 2009. Accordingly, this division has been presented in the consolidated financial statements as discontinued operations.
Basis of Presentation
     At September 30, 2009, the Company had cash and cash equivalents totaling $37.2 million. This does not include net proceeds received of approximately $44.1 million from an underwritten public offering completed in November 2009 in which the Company sold 2.8 million shares of its common stock at a price of $17.25 per share. Based on its projected uses of cash, the Company believes that its cash, including the $44.1 million received in November 2009, will be sufficient to fund its operations, including continued research and product development, sales and marketing, capital expenditures and existing debt service costs, at least through December 2010. This is based on management’s current operational plans and activities at normal levels and does not assume cash inflows from partnerships, disposition of additional non-core assets or other dilutive or non-dilutive financings.
     The Company will need additional funds to continue operations, including the commercialization of vilazodone, the development of Stedivaze and other products beyond December 2010. Management is always evaluating and prioritizing additional sources of financing including any of the following options:
•	partnering opportunities for the marketing of vilazodone;

•	partnering opportunities for the development and marketing of Stedivaze;

•	license, sublicense, or other relationships with third-parties relating to the development programs of our preclinical compounds and/or patents;

•	sale of non-core assets; and/or

•	sale of equity or debt securities.
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
     The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 9, 2009, the date of issuance of these financial statements.
(2) Summary of Significant Accounting Policies
Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. U.S. GAAP establishes a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. These inputs include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s instruments, the fair value of long-term debt was not significantly different than the carrying value at September 30, 2009.
     The following table presents information about the financial instruments measured at fair value on a recurring basis as of September 30, 2009:
(in thousands)

Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,051	$—	$—	$24,051

     Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Auction Rate Securities
	Three and Six months ended September 30,
(in thousands)	2009	2008

Beginning balance	$1,175	$12,725

Redemptions at par	(1,175)	(2,350)

Reversal of previously recognized unrealized loss	—	500

Ending balance	$—	$10,875

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

	As at September 30,
(in thousands)	2009	2008
Common stock options	3,543	3,077
Common stock warrants	4,585	1,512
Convertible notes payable	6,110	—
Contingent value rights	41	—

Potentially dilutive securities outstanding	14,279	4,589

Comprehensive Income
     Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income for the Company are the cumulative translation adjustments related to the net assets of the foreign operations and changes in unrealized gains and losses on marketable securities. As of September 30, 2009, there were no amounts within the stockholders’ equity section of the consolidated balance sheet under the caption accumulated other comprehensive income.
Segment and Geographical Information
     U.S. GAAP requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined. Prior to the quarter ended March 31, 2009, the Company operated its business as two reporting segments: PGxHealth and Cogenics.
     As discussed in Notes (1) and (3), the Company disposed of its Cogenics segment on April 14, 2009. This transaction has significantly changed the focus of the Company. During the quarter ended March 31, 2009 and into fiscal 2010, management has modified and expects to continue to modify its management structure and internal reporting to align with the new strategic focus of the Company. For the six months ended September 30, 2009, the Company operates its business as a single reporting segment. As the management structure and internal reporting structure are refined, the Company will re-assess its reporting segments.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 made the FASB Accounting Standards Codification (“ASC”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts (“EITF”); instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASU as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.
     In September 2009, the FASB ratified the final EITF consensus and issued EITF 08-1, Revenue Arrangements with Multiple Deliverables, primarily codified into ASU No. 2009-13. ASU No. 2009-13 modifies the requirements for determining whether deliverables meet the separate unit of accounting criteria and requires allocation of arrangement consideration based on relative selling price. The Company must adopt ASU No. 2009-13 no later than in the first fiscal year beginning after June 15, 2010, but earlier adoption is permitted. Companies may adopt prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU No. 2009-13 will have on the Company’s consolidated financial position and results of operations.
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
     Summarized statements of operations data for discontinued operations for the three and six months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue	$—	$6,432	$499	$13,584

Loss from Operations Before Disposal:
Loss before taxes	—	(2,677)	(485)	(5,243)
Income taxes	—	(33)	(14)	(117)

Loss from discontinued operations, net of taxes	—	(2,710)	(499)	(5,360)

Disposal:
(Loss) gain on disposal, net of taxes	—	(24)	5,336	288

(Loss) income from discontinued operations, net of tax	$—	$(2,734)	$4,837	$(5,072)

The six months ended September 30, 2008 includes $312,000 of income recognized as a result of a purchase price adjustment realized in connection with the disposition of Vital Scientific BV completed in October 2007.
(4) Business Combinations
Avalon Pharmaceuticals, Inc.
     On May 28, 2009 (the “Acquisition Date”), the Company acquired Avalon by issuing approximately 800,847 shares of Clinical Data’s common stock in exchange for all of the issued and outstanding common stock of Avalon. Additionally, as part of the merger, Clinical Data issued contingent value rights, or CVRs, to Avalon stockholders, payable for up to 204,503 additional shares of Clinical Data’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with

Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. As of the Acquisition Date, Avalon had received $4 million of these milestones and accordingly, Clinical Data is obligated to issue 163,602 additional shares of Clinical Data common on or after June 30, 2010. The common stock and CVRs issued in connection with the merger were valued at fair value, or $11.99 per share, the last reported sale price of Clinical Data’s common stock as reported on the Nasdaq Global Market on the Acquisition Date. The Company does not expect the remaining milestones to be achieved prior to June 30, 2010 and accordingly no value has been assigned to the remaining CVRs. The Company has also included as consideration for the merger: (i) the fair value of the Avalon common stock, which the Company acquired on October 27, 2008; and (ii) the $1.0 million paid by the Company to Avalon on October 27, 2008 for an exclusive license to Avalon’s drug and biomarker discovery platform. As a result of remeasuring the fair value of the Avalon stock immediately prior to the completion of the merger, the Company recorded a gain of $1.8 million which is included in other income (expense), net on the accompanying statement of operations. The combined company has a significantly expanded oncology business with a pipeline of what we believe to be promising oncology biomarkers and compounds, and a biomarker discovery platform to identify additional therapeutic and diagnostic candidates, which resulted in goodwill from this transaction.
     The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The excess purchase price over those assigned values was recorded as goodwill. As of September 30, 2009, the purchase price and related allocation for the Avalon acquisition was finalized for the tangible assets and is preliminary for the other assets and liabilities assumed. The preliminary allocation may be revised as a result of additional information regarding assets and liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. During the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The Company expects to finalize any outstanding information no later than one year from the date of acquisition.
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
     Of the total purchase price, $3.2 million was allocated to purchased in-process research and development (“IPRD”) projects. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to the approval by the FDA. IPRD is measured at fair value at acquisition date and capitalized; it is subsequently accounted for as an indefinite-lived asset until completion or abandonment of the associated research and development efforts.
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
     The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results. The failure of AVN316 to reach commercial success could have an adverse impact on the Company’s expected results.
     Upon the adoption of ASC 805 (formerly SFAS No. 141 (revised 2007), Business Combinations), on April 1, 2009, the capitalized transaction costs of $719,000 that had been incurred through March 31, 2009 have been expensed and are included in transaction costs incurred in connection with the Avalon acquisition on the accompanying statement of operations. Transaction costs incurred after March 31, 2009 of $1.3 million have been recognized as an expense as incurred and are also included in transaction costs incurred in connection with the Avalon acquisition on the accompanying statements of operations.
     The results of operations of Avalon have been included in the accompanying financial statements since the date of acquisition. Pro forma information related to this acquisition is not presented, as the effect of the acquisition is not material.
     On August 31, 2009, the Company sold to Intrexon Corporation substantially all of the equipment (the “Assets”) located at Avalon’s facility in Germantown, Maryland (the “Facility”). Intrexon is majority-owned by certain affiliates of the Company’s Chairman, Randal J. Kirk. In exchange for the Assets, the Company received approximately $1.5 million (the “Purchase Price”) in cash and Intrexon assumed certain liabilities associated with the Assets. The Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009. The carrying value of the assets at the time of the sale was approximately $1.3 million. After deducting transaction fees, including banker and legal fees, no gain was recognized in connection with the sale during the three months ended September 30, 2009.
Restructuring of Avalon Operations
     In an effort to reduce overhead expenses, the Company assigned the lease for the Facility to Intrexon. As a result of exiting the lease, the Company recorded a loss of $1.8 million related to writing off the unamortized acquired leasehold improvements. This loss is included in restructuring and lease exiting costs on the statements of operations for the three and six months ended September 30, 2009. In connection with the lease assignment, the Company contributed $300,000 of the Purchase Price to a new security deposit for the Facility, which is included in other long-term assets on the accompanying balance sheet. The Company also terminated and Intrexon hired 11 of the Company’s employees located at the Facility. No termination costs or benefit payments were made or will be made in future periods in connection with the employee terminations. The Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009, and all of the employees who support the Company’s AVN316 program. All notifications and actions related to the restructuring were completed by September 30, 2009.
(5) Debt
     The Company’s long-term debt obligations are as follows:

	September 30,	March 31,
(in thousands)	2009	2009

Notes payable, bearing interest at 6.5%, with monthly pricipal payments due through May 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,506	$2,001
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by substantially all of the assets of the Company	1,900	2,500
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by substantially all of the assets of the Company	17,600	19,800
Unsecured convertible notes payable, bearing interest at 9.72% and maturing on February 25, 2017	50,000	50,000

	71,006	74,301
Less: current portion	(6,784)	(6,337)
unamortized discount	(20,509)	(21,132)

	$43,713	$46,832

(6) Equity

     On the Acquisition Date in connection with the merger with Avalon, the Company issued 800,847 shares of its common stock. The stock was valued at $11.99 per share, which equaled the last reported sale price of the Company’s common stock on the Nasdaq Global Market. Additionally, as part of the merger, Clinical Data issued CVRs to Avalon stockholders, payable for up to 204,503 additional shares of Clinical Data’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. As of the Acquisition Date, Avalon had received $4 million of these milestones and accordingly, Clinical Data is obligated to issue 163,602 additional shares of Clinical Data common stock on or after June 30, 2010. The CVRs issuable at the Acquisition Date were recorded at fair value, or $11.99 per share.
     On October 28, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Piper Jaffray & Co., Wedbush Morgan Securities, Inc., BMO Capital Markets Corp. and Roth Capital Partners LLC (the “Underwriters”), for the sale by the Company to the public (the “Offering”) of 2,750,000 shares of the Company’s common stock, par value $0.01 per share (the “Firm Shares”). The Firm Shares were sold to the public at a price of $17.25 per share, and Pursuant to the Purchase Agreement, the Underwriters purchased the Firm Shares from the Company pursuant to the Purchase Agreement at a price of $16.17 per share. The net proceeds to the Company were approximately $44.1 million after deducting underwriting commissions and estimated expenses payable by the Company associated with the Offering. The Offering closed on November 2, 2009. The Company has granted the Underwriters a 30-day option to purchase an additional 412,500 shares of common stock (the “Option Shares”). As of November 9, 2009, none of the Option Shares have been purchased.
(7) Commitments and Contingencies
Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck KGaA, now Merck-Serono, (“Merck”), if the Company is successful in the development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million ($18.2 million at September 30, 2009) will be payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union (“E.U.”) for the first indication of vilazodone. Additional payments of €9.5 million ($13.9 million at September 30, 2009) would be made to Merck within 30 days of receipt of approval of the NDA or MAA, and also on the first sale of vilazodone in the U.S. or the E.U. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to co-development and co-commercialization of vilazodone.
Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics, for a period of ten years following the closing, contingent consideration of up to $30 million (of which $16.0 million is recorded in long-term liabilities as of September 30, 2009) in cash may be paid by the Company to the Sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any Seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15 million payable to the Sellers; provided however, (a) that all amounts up to the first $5 million paid to the Sellers under section (iv) shall offset on a dollar-for-dollar basis the payment required by section (i) above and (b) all amounts paid to the Sellers in excess of $5 million pursuant to section (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above. Along with these acquisition costs, the Company has assumed all of

Adenosine Therapeutics’ rights and obligations under licensing agreements with the University of Virginia Patent Foundation, the Public Health Service of the National Institutes of Health, the University of Massachusetts and the Penn State Research Foundation.
Avalon Acquisition Commitments
     In connection with the merger of Avalon, the Company issued CVRs as part of the merger consideration. The CVRs provide each holder entitled to receive them the right to receive a proportionate share of an aggregate of up to 204,503 shares of Clinical Data common stock based on milestone payments received on or prior to June 30, 2010. In particular, any payment received by Avalon or its affiliates (including Clinical Data following the closing of the merger) under either Avalon’s License and Research Collaboration Agreement with Merck & Co., Inc. or Avalon’s Amended Pilot Study Agreement with Novartis Institutes for Biomedical Research, Inc. at any time during the period commencing on October 27, 2008 through and including the June 30, 2010 (up to a maximum amount of $5 million) constitutes a “milestone payment.” On May 7, 2009, Avalon received a $4 million milestone payment and, as a result, Clinical Data is obligated to issue 163,602 shares of its common stock on or after the June 30, 2010 as additional consideration (of which $2.0 million is recorded in equity as of September 30, 2009). The Company does not expect the remaining milestones to be achieved prior to June 30, 2010. However, the number of additional shares to be issued will be dependent on the achievement of the remaining milestone.
(8) Related Party Transactions
     In connection with the February 2009 financing transaction with accredited investors (the “Investors”) affiliated with Randal J. Kirk, the Chairman of the Company’s Board of Directors, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors to register the resale of the shares of common stock issuable upon conversion of the unsecured convertible notes of the Company or exercise of the warrants to purchase an aggregate of 3,055,300 shares of the Company’s common stock. Subject to the terms of the Registration Rights Agreement, the Company was required to meet, among other things, certain deadlines and requirements related to the registration of shares of common stock underlying the notes and the warrants. As a result of not having the shares registered for resale until July 30, 2009, the Company was obligated to and paid $1.6 million for liquidating damages, including interest of $15,000. This amount was recorded as interest expense during the three months ended June 30, 2009.
     On August 31, 2009, the Company sold to Intrexon Corporation, majority-owned by certain affiliates of the Company’s Chairman, Randal J. Kirk, substantially all of the equipment located at the Facility and assigned to Intrexon the Assets. The Company received the Purchase Price in cash and Intrexon assumed certain liabilities associated with the Assets, including the Company’s lease for the Facility. In connection with the lease assignment, the Company contributed $300,000 of the Purchase Price to a new security deposit for the Facility. The Company also terminated and Intrexon hired 11 of the Company’s employees located at the Facility. The Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009, and all of the employees who support the Company’s AVN316 program. Under the terms of the Purchase Agreement, Avalon and the Company agreed to indemnify Intrexon for, among other things, breaches by the Company Affiliates of certain of their representations and warranties, the Company Affiliates’ failure to carry out any of its obligations under the Purchase Agreement or agreements relating to the Purchase Agreement, any fraud or intentionally misrepresentations committed by the Company Affiliates and any liability associated with any unpaid taxes. In addition, pursuant to the Purchase Agreement and certain other agreements relating to the sale of the Assets, the Company has agreed to perform certain services to facilitate the transition of the Assets to Intrexon and the Company will sublease a portion of the laboratory space in the Facility to support the Company’s oncology program. As a result of exiting the lease, the Company recorded a loss of $1.8 million largely related to writing off the unamortized acquired leasehold improvements. This loss is included in restructuring and lease exiting costs on the statement of operations for the three and six months ended September 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward — Looking Statements
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of this report and Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and filed with the SEC on June 15, 2009.
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
Overview
     We are a biotechnology company focused on the development of therapeutics. Our late-stage compounds include: (i) vilazodone — a potential first-in-class drug candidate for the treatment of depression that has completed two successful Phase III clinical trials and a long-term safety study for which we expect to submit a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) during the quarter ending March 31, 2010; and (ii) apadenoson, trademarked under the name Stedivaze — a potential best-in-category vasodilator for use in myocardial perfusion imaging which is entering its first Phase III clinical trial.
     We also have early stage, preclinical compounds in development. Options for licenses exist for two programs, one for asthma and diabetes and the other for an ophthalmic indication. Further, we have partnered a compound for the treatment of B-cell cancers including multiple myeloma.
     In addition, we provide a family of genetic tests for inherited cardiac syndromes.
     Our sources of liquidity as of September 30, 2009 include our cash and cash equivalents balance of $37.2 million. This amount does not include net proceeds received of approximately $44.1 million from an underwritten public offering completed in November 2009 in which we sold approximately 2.8 million shares of our common stock at a price of $17.25 per share. Our projected uses of cash include cash used to fund the preparation of an NDA for vilazodone for submission to the FDA, to fund the clinical development activities for Stedivaze, including a Phase III clinical development program, to fund the continued development of our other products and drug candidates and to fund our working capital and other general corporate activities. . We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing operations.
     We believe that our cash, including the $44.1 million received in November 2009, will be sufficient to fund our operations through at least December 2010. We will need additional funds to continue development of vilazodone and Stedivaze beyond December 2010.

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
     Our second randomized, double-blind, placebo-controlled Phase III vilazodone clinical trial was completed during the quarter ended June 30, 2009. In this study, vilazodone achieved statistically significant results on the primary endpoint and on multiple secondary efficacy endpoints related to major depressive disorder. Vilazodone was generally well-tolerated as supported by low discontinuation rates and both the efficacy and safety data were consistent with the findings from the previous placebo-controlled Phase III trial. In addition, study findings corroborate that the impact on sexual function as measured by a validated scale was comparable to placebo. This is an important finding since many antidepressants have been associated with causing sexual dysfunction or exacerbating pre-existing sexual dysfunction. A statistically significant improvement in the symptoms of anxiety associated with major depressive disorder was also observed. Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the commercial product, we plan to submit an NDA for vilazodone with the FDA during the quarter ending March 31, 2010.
Stedivaze
     Stedivaze is a selective adenosine receptor 2A, or A2A, agonist in development as a vasodilator for myocardial perfusion imaging. Phase II data showed potential best-in-category attributes with an improved adverse event profile over the current standard of care and favorable pharmacokinetic and target binding profiles. We have submitted a Phase III trial protocol for Stedivaze to the FDA and are in discussions with the FDA to finalize this study plan. We plan to launch our Phase III clinical development program for Stedivaze by the end of calendar year 2009.
Other Therapeutic Products in Development
     We are developing ATL844 as a therapeutic for the treatment of asthma and/or diabetes, both of which are multi-billion dollar growing markets. Acting as an antagonist of the adenosine A2B receptor sub-type, the compound has shown significant pharmacodynamic effects in animal models of both asthma and diabetes. We are proceeding with a toxicology and chemistry program and with success we may proceed to an investigational new drug, or IND, filing. ATL844 is the subject of an option agreement for an exclusive license by Novartis.
     ATL313 is a selective agonist of the adenosine A2A receptor subtype that is targeted as a treatment for ophthalmologic disease. The compound has shown significant effect in both small and large animal models of disease. ATL313 is the subject of a confidential collaboration with a larger pharmaceutical partner, who has an option to the ophthalmologic program. ATL313 is also an A2A agonist in preclinical development that is the subject of a licensing agreement with CombinatoRx, Inc. for development for the treatment of B-cell cancers, including multiple myeloma. Under the collaboration, CombinatoRx, Inc. will be responsible for the preclinical and clinical development.
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
Genetic Tests
     We currently provide the FAMILION family of genetic tests for inherited cardiac syndromes. The FAMILION family of tests identifies mutations in genes associated with inherited cardiac syndromes including cardiac channelopathies cardiomyopathies such as Long-QT Syndrome (LQTS), Brugada Syndrome (BrS) and Catecholaminergic Polymorphic Ventricular Tachycardia (CPVT), and in genes associated with cardiomyopathies including Hypertrophic Cardiomyopathy (HCM) and Arrhythymogenic Right Ventricular Cardiomyopathy (ARVC). Although we continue to focus the majority of our resources on the development of our therapeutics, we continue to apply our efforts and expertise to the development of new genetic tests by leveraging our intellectual property and focusing on related disease and therapeutic areas which include, but are not limited to oncology, inflammatory diseases, cardiovascular and the central nervous system.
     We continue to enhance our existing tests and are developing new tests for complex and difficult to diagnose cardiac diseases and syndromes that will add to our FAMILION family of tests. These activities will improve the utility and marketability of our tests. In addition, our sales and marketing efforts are driving adoption of existing tests and increasing reimbursement and demand.
     We have made significant progress in our efforts to contract with private and government health insurers for test coverage and reimbursement. Our work with private insurers resulted in the FAMILION LQTS, BrS and associated Family tests receiving S-codes effective October 2008 followed by the FAMILION HCM and FAMILION HCM Family tests receiving S-codes effective April 2009. We expect that S-codes should simplify the billing and collection process and speed the adoption of these tests by private insurers. In October 2008, we became an in-network provider with Aetna which now covers our FAMILION LQTS, CPVT and associated Family tests. We are utilizing our national in-network contract with the Blue Cross and Blue Shield Association signed in December 2008 to work with individual BCBS companies to provide their customers with access to our FAMILION Family of tests. In June 2009, we became an in-network provider for Humana for our FAMILION LQTS and HCM tests. In addition, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia. These providers and other private payors with positive coverage policies offer access to genetic testing for nearly 230 million patients.
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
     Sales and Marketing Expense. Sales and marketing expense consists primarily of salaries, commissions and other related personnel costs, including stock-based compensation expense. Other costs primarily include advertising and promotion expenses, direct mailings, trade shows and travel and related expenses.
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
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations and, in fiscal 2010, liquidated damages including interest in connection with our failure to register certain securities in a timely manner. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Other income (expense), net consists primarily of the remeasurement of the contingent value rights issued in connection with the Avalon merger.
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
     There have been no significant changes to our critical accounting policies since March 31, 2009. On April 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board on Business Combinations, which changed how in-process research and development is accounted for in a business combination.
     In-Process Research and Development
          In-process research and development represents the fair value assigned to incomplete technologies that we acquire, which at the time of acquisition have not reached technological feasibility and have no alternative future use. A technology is considered to have an alternative future use if it is probable that the acquirer will use the asset in its incomplete state as it exists at the acquisition date, in another research and development project that has not yet commenced, and economic benefit is anticipated from that use.
          Prior to April 1, 2009, in-process research and development acquired through a business combination was expensed. Effective April 1, 2009, all in-process research and development acquired through business combinations on or after April 1, 2009 will be capitalized as an intangible asset on the balance sheet and periodically tested for impairment. Amortization of such capitalized in-process research and development will commence upon the successful completion of the program and continue for the then estimated useful life of the asset.
          None of the incomplete technology programs we have acquired through our business combinations prior to April 1, 2009 had reached technological feasibility nor had an alternative future use and, therefore, the fair value of those programs was expensed on the acquisition date and classified in our condensed consolidated statements of operations within the line item Purchased in-process research and development. In May 2009, we acquired Avalon Pharmaceuticals, Inc. The transaction was accounted for as a business combination. At the date of acquisition, AVN316 had not reached technological feasibility nor had an alternative future use and is therefore considered to be in-process research and development. Accordingly, we capitalized the $3.2 million fair value of the in-process research and development for AVN316, which is included in Intangible assets, net in our condensed consolidated balance sheet as of September 30, 2009. Amortization of this capitalized in-process research and development asset will commence upon our receipt of the necessary approvals to sell AVN316. We will assess our capitalized in-process research and development assets periodically and test its carrying value annually for potential impairment, or earlier if conditions warrant.
Results of Operations
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
     Revenue. Net revenue increased $642,000, or 27%, from $2.4 million for the three months ended September 30, 2008 to $3.0 million for the three months ended September 30, 2009. This increase was largely driven by the increase in gross sales of our genetic tests of $1.2 million, or 51%, from the same period a year ago. The expansion of our commercial sales and marketing team in fiscal 2009 and increased coverage from third-party payors, such as Blue Cross and Blue Shield, Aetna and Humana, have had a significant impact on our revenue. As of September 30, 2009, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia, up from just seven states in January 2008. These increases were partially offset by in an increase in our contractual allowances of $542,000 from $115,000, or 5% of gross genetic testing revenue, to $657,000, or 18% of gross genetic testing revenue. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. In addition, we have expanded our service offerings by adding two new genetic tests in fiscal 2009: HCM was launched in May 2008 and ARVC was launched in November 2008. We expect to continue to expand our third-party payor base and our product offerings this year.
     Gross Profit. Gross profit margins increased from 36% for the three months ended September 30, 2008 to 47% for the three months ended September 30, 2009. The improvement in gross profit from fiscal 2009 to 2010 was due to the increase in revenue, as well as the realization of the infrastructure improvements and lab efficiencies that were implemented in fiscal 2009. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.
     Research and Development Expense. Research and development expenses increased $350,000 to $8.9 million for the three months ended September 30, 2009, or 4%, from $8.6 million for the three months ended September 30, 2008. The increase is primarily related to the completion of the vilazodone safety and Phase III confirmatory trials and the preparation of the NDA for vilazodone which we plan to submit during the quarter ending March 31, 2010, and to a lesser extent, costs incurred with advancing Stedivaze and our preclinical programs. We expect our ongoing research and development costs to continue to increase as we prepare for the NDA filing for vilazodone and begin our Stedivaze Phase III clinical trials.
     Sales and Marketing Expense. Sales and marketing expenses remained relatively flat at $2.0 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. We expect our sales and marketing expense to remain flat during the next several quarters as we leverage our established sales organization.
     General and Administrative Expense. General and administrative expenses decreased $312,000 to $5.3 million for the three months ended September 30, 2009, or 6%, from $5.6 million for the three months ended September 30, 2008. The decrease was, in part, the result of a reduction in personnel costs including stock-based compensation of $399,000. This decrease was partially offset by an increase in our provision for uncollectible accounts of $262,000 for the three months ended September 30, 2009 to $528,000 from $266,000 for the same period in fiscal 2009, which was attributable to the increase in revenue during the same period as well as the current economic conditions, and $399,000 of additional amortization on newly acquired intangible assets.
     Restructuring and Lease Exiting Costs. In an effort to reduce overhead expenses, on August 31, 2009, we exited our Germantown, Maryland lease. As a result of exiting the lease, we recorded a loss of $1.8 million related to writing off the unamortized acquired leasehold improvements.
     Interest and Other Income (Expense), Net. Interest expense increased $1.8 million from $82,000 for the three months ended September 30, 2008 to $1.9 million for the three months ended September 30, 2009. This increase was due to a full period of interest of $322,000 on the notes issued in connection with the Adenosine Therapeutics acquisition and interest on the convertible notes issued in February 2009 of $1.5 million, which is comprised of $1.2 million coupon interest at 9.72% per annum and $312,000 accretion of discount on the notes. Interest income decreased $186,000 from $204,000 for the three months ended September 30, 2008 to $18,000 for the three months ended September 30, 2009. Other expense, net was $148,000 for the three months ended September 30, 2009 compared to other income, net $40,000 for the three months ended September 30, 2008.
Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008
     Revenue. Revenue increased $2.3 million, or 52%, from $4.4 million for the six months ended September 30, 2008 to $6.7 million for the six months ended September 30, 2009. This increase was due to the increase in gross sales of our genetic tests of $2.9 million, or 67%, from the same period a year ago. The continued expansion of our commercial sales and marketing team in fiscal 2009 and increased coverage from third-party payors, such as Blue Cross and Blue Shield, Aetna and Humana, have had a significant impact on our revenue. As of September 30, 2009, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia, up from just seven states in January 2008. These increases were partially offset by in an increase in our contractual allowances of $762,000 from $274,000, or 6% of gross genetic testing revenue, to $1.0 million, or 14% of gross genetic testing revenue. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. In addition, we have expanded our service offerings by adding new genetic tests in fiscal 2009. We expect to continue to expand our third-party payor base and our product offerings in fiscal 2010.
     Gross Profit. Gross profit margins increased from 32% for the six months ended September 30, 2008 to 51% for the six months ended September 30, 2009. The improvement in gross profit from fiscal 2009 to 2010 was due to the increase in revenue as well as the realization of the infrastructure improvements and lab efficiencies that were implemented in fiscal 2009. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.
     Research and Development Expense. Research and development expenses increased $4.2 million to $20.4 million for the six months ended September 30, 2009, or 26%, from $16.2 million for the six months ended September 30, 2008. The increase is primarily related to the completion of the vilazodone safety and Phase III confirmatory trials and the preparation of the NDA for vilazodone which we plan to submit during the quarter ending March 31, 2010, and to a lesser extent, costs incurred with advancing Stedivaze and our preclinical programs. We expect our ongoing research and development costs to continue to increase as we prepare for the NDA filing for vilazodone and begin our Stedivaze Phase III clinical trials.
     Sales and Marketing Expense. Sales and marketing expenses increased $464,000 to $4.1 million for the six months ended September 30, 2009, or 13%, from $3.7 million for the six months ended September 30, 2008. The increase was principally due to two full quarters of expense relating to our expanded sales force and marketing team in fiscal 2010 compared to approximately one and one-half in fiscal 2009. We expect our sales and marketing expense to remain flat over the next several quarters as we leverage our established sales organization.
     General and Administrative Expense. General and administrative expenses increased $810,000 to $10.5 million for the six months ended September 30, 2009, or 8%, from $9.7 million for the six months ended September 30, 2008. The increase was, in part, the result of an increase in our provision for uncollectible accounts of $576,000 for the six months ended September 30, 2009 to $1.0 million from $424,000 for the same period in fiscal 2009, which was attributable to the increase in revenue during the same period as well as the current economic conditions, and $655,000 of additional amortization on newly acquired intangible assets. These increases were partially offset by reductions in stock-based compensation of $471,000.
     Restructuring and Lease Exiting Costs. In an effort to reduce overhead expenses, on August 31, 2009, we exited our Germantown, Maryland lease. As a result of exiting the lease, we recorded a loss of $1.8 million related to writing off the unamortized acquired leasehold improvements.
     Purchased In-Process Research and Development Expense. Prior to April 1, 2009, in-process research and development acquired through a business combination was expensed on the acquisition date in our consolidated financial statements. Effective April 1, 2009, all in-process research and development we acquire through business combinations on or after April 1, 2009 will be capitalized as an intangible asset on our consolidated balance sheets and periodically tested for impairment. At the time of our acquisition of Adenosine Therapeutics in August 2008, ATL844, ATL313 and ATL1222 had not reached technological feasibility nor had an alternative future use and were therefore considered to be in-process research and development. We recorded the fair value of the purchase price attributable to in-process research and development. At the time of our acquisition of Avalon Pharmaceuticals in May 2009, AVN316 had not reached technological feasibility nor had an alternative future use and is therefore considered to be in-process research and development. We recorded the fair value of the purchase price attributable to in-process research and development as an indefinite-lived intangible asset on our consolidated balance sheet. We will assess the asset annually and test its carrying value for impairment, or earlier if conditions warrant. Amortization of this asset will begin upon regulatory approval based on the then estimated useful life of the asset.
     Transaction Costs Incurred in Connection with the Avalon Acquisition. Prior to April 1, 2009, transaction costs of $719,000 incurred in connection with the Avalon acquisition were capitalized. Effective April 1, 2009, the capitalized transaction costs of $719,000 that had been incurred prior to April 1, 2009 have been expensed as well as, the costs incurred on or after April 1, 2009 of $1.3 million in connection with the Avalon acquisition.
     Interest and Other Income (Expense), Net. Interest expense increased $5.3 million from $136,000 for the six months ended September 30, 2008 to $5.5 million for the six months ended September 30, 2009. This increase was due to the interest of $664,000 on the notes issued in connection with the Adenosine Therapeutics acquisition and interest on the convertible notes issued in February 2009 of $4.7 million, of which $2.4 million is coupon interest, $623,000 accretion of discount on the notes and $1.6 million liquidated damages for not having the underlying shares registered for resale with the SEC before June 25, 2009. Interest income decreased $508,000 from $562,000 for the six months ended September 30, 2008 to $54,000 for the six months ended September 30, 2009. Other income, net increased to $1.8 million for the six months ended September 30, 2009 from $16,000 for the six months ended September 30, 2008. The change is due to the remeasuring of the Avalon stock held by us immediately prior to the merger resulting in a $1.8 million gain.

Liquidity and Capital Resources
     Our sources of liquidity as of September 30, 2009 include our cash and cash equivalents balance of approximately $37.2 million. This amount does not include net proceeds received of approximately $44.1 million from an underwritten public offering completed in November 2009 in which we sold approximately 2.8 million shares of our common stock at a price of $17.25 per share. Our projected uses of cash include cash used to fund the preparation of an NDA for vilazodone for submission to the FDA, to fund the clinical development activities for Stedivaze, including a Phase III clinical development program, to fund the continued development of our other products and drug candidates and to fund our working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing operations.
     We believe that our cash, including the $44.1 million received in November 2009, will be sufficient to fund our operations through at least December 2010. We will need additional funds to continue development of vilazodone and Stedivaze beyond December 2010. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.
     Management is always evaluating and prioritizing additional sources of financing including any of the following options:
•	partnering opportunities for the marketing of vilazodone;

•	partnering opportunities for the development and marketing of Stedivaze;

•	license, sublicense, or other relationships with third-parties relating to the development programs of preclinical compounds and/or patents;

•	sale of non-core assets; and/or

•	sale of equity or debt securities.
     If we are unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, we will be required to implement aggressive cost reduction strategies. A significant portion of the research and development expenses and some portion of sales and marketing expenses are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other adenosine compounds. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs planned clinical and preclinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm our long-term financial condition and operating results. We are prioritizing the various development projects that were acquired through the Adenosine Therapeutics and Avalon acquisitions as well as the biomarker and test development programs to focus our critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for us, our shareholders and on our financial condition and operating results.

     Our long-term debt obligations are as follows:

	September 30,	March 31,
(in thousands)	2009	2009

Notes payable, bearing interest at 6.5%, with monthly principal payments through May 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,506	$2,001
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by substantially all of the assets of the Company	1,900	2,500
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by substantially all of the assets of the Company	17,600	19,800
Unsecured convertible notes payable, bearing interest at 9.72% and maturing on February 25, 2017	50,000	50,000

	71,006	74,301
Less: current portion	(6,784)	(6,337)
unamortized discount	(20,509)	(21,132)

	$43,713	$46,832

     For the six months ended September 30, 2009, we made capital expenditures of approximately $508,000 primarily to replace outdated equipment. We have no significant capital expenditures planned for the remainder of this fiscal year.
Off-Balance Sheet Arrangements
     Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks, which include changes in interest rates and changes in credit worthiness.
Interest Rate Risk
     We use a combination of fixed rate term loans and fixed rate leases to finance our activities. Our term loans and leases are all at fixed rates over their lives and carry no interest rate risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of September 30, 2009 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk factors relating to our Business and Operations
Given Our Current Product Development Efforts, Which Have Resulted in Significant Net Losses, We Expect to Incur Net Losses for the Foreseeable Future.
     We have incurred operating losses since the fiscal year ended March 31, 2006. At September 30, 2009, we had an accumulated deficit of approximately $285.3 million. We expect to incur substantial additional operating losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase, particularly with respect to vilazodone and Stedivaze.
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
If Regulatory Authorities Fail to Timely Approve Vilazodone for Marketing, Our Results of Operations Will Suffer.
     In order to market our lead therapeutic candidate, vilazodone (as well as any other of our therapeutic products that successfully complete clinical trials), in the U.S. and abroad, we will need to obtain the approval of the FDA, via an NDA filing expected in the quarter ending March 31, 2010; as well as the approval of European and other regulatory authorities in various countries.
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
Because a Significant Portion of Our Total Assets are Represented by Goodwill and Indefinite-Lived Intangible Assets That are Subject to Mandatory Annual Impairment Evaluations and Definite-Lived Intangible Assets That Are Reviewed for Impairment if Certain Conditions Exist, We Could be Required to Write Off Some or All of This Goodwill and Intangible Assets, Which May Adversely Affect Our Financial Condition and Results of Operations.
Approximately 49% of our total assets at September 30, 2009 are goodwill and intangible assets, of which approximately $31.8 million is goodwill. Under U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually or more frequently if impairment indicators arise. The unamortized values of definite-lived intangibles are reviewed if certain conditions exist. There was no impairment charge during fiscal 2009. When we perform future impairment tests, the carrying value of goodwill or intangible assets could exceed their implied fair value and therefore would require adjustment. Such an adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

We Might Enter into Acquisitions That are Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention.
     Our success will depend in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. We expect to seek to acquire businesses, technologies or products that will complement or expand our existing business, including acquisitions that could be material in size and scope. Any acquisition we might make in the future might not provide us with the benefits we anticipated in entering into the transaction. Any future acquisitions involve various risks, including:
•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	unexpected expenses resulting from the acquisition;

•	potential unknown liabilities associated with acquired businesses;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	the potential loss of key employees of the acquired companies.
     An acquisition could result in the incurrence of debt, restructuring charges and large one-time write-offs, such as a write-off for acquired in-process research and development costs. Acquisitions also could result in goodwill and other intangible assets that are subject to impairment tests, which might result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders will be diluted.
     From time to time, we might enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions properly, we could fail to achieve our anticipated level of growth and our business and operating results could be adversely affected.
If We are Unable to Raise Capital when Needed in the Future, We might be Unable to Execute Our Operating and Development Plan, and if We Succeed in Raising Capital, We might Dilute Your Percentage Ownership of the Common Stock or might Subject Our Company to Fixed Payment Obligations and Restrictive Covenants.
     Our projected uses of cash include cash to fund operations, including continued research and product development, sales and marketing, capital expenditures and existing debt service costs. We believe that our cash and cash availability will be sufficient to fund our operations through December 2010. We will need additional funds to continue operations and the development of vilazodone and Stedivaze and other products, as well as the operations of Avalon, including demonstrating the advantages and reliability of AvalonRx, the proprietary drug discovery and development technology of Avalon.

     Management regularly considers and evaluates sources of financing, including:
•	partnering opportunities with pharmaceutical or biotechnology companies for development and marketing of our late-stage or pre-clinical compounds;

•	sales of non-core assets; and

•	sales of equity and debt securities.
     If we raise additional capital through the sale of equity, our existing stockholders will be diluted and earnings per share could decrease. Capital raised through debt financing would require us to make periodic payments of interest and principal and might impose restrictive covenants on the conduct of our business. Furthermore, additional financings might not be available on terms favorable to us, or at all. Moreover, the terms of our outstanding convertible notes restrict our ability to finance our operations through the incurrence of additional debt or the issuance of shares of common stock.
     We cannot be certain that additional financing will be available in amounts or terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that might be required to grow or maintain our operations. If we are unable to obtain financing or partnering opportunities, we may be required to implement cost reduction strategies, including decreasing our expenditures on research and development expenses and sales and marketing expenses in anticipation of development and commercial launch of products. The postponement or cancellation of any of these development and commercialization efforts could have a material adverse impact on our planned operations and future operating results.
Conversion of Outstanding Convertible Notes and Exercise of Outstanding Warrants Could Significantly Dilute the Ownership Interests of Existing Stockholders.
     The conversion or exercise of some or all of our outstanding convertible notes and warrants could significantly dilute the ownership interests of existing stockholders. As of October 21, 2009, there were 6,110,600 shares of our common stock issuable upon conversion of the convertible notes, which have a conversion price of $8.18 per share, and 4,522,068 shares of our common stock issuable upon the exercise of the warrants, which have a weighted average exercise price of $17.11 per share. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Moreover, the existence of the convertible notes may encourage short selling by market participants because the conversion of such convertible notes could be used to satisfy short positions, or the anticipated conversion of such convertible notes into shares of our common stock could depress the price of our common stock.
If the Investors in Our Private Placements Sell Their Shares, Which have been Registered Under the Securities Act, the Market Price of Our Common Stock may Decline Significantly.
     As of October 21, 2009, an aggregate of 15,955,761 shares of common stock have been registered under the Securities Act for sale by stockholders in connection with certain transactions completed by us. The registered shares consist of shares issued to investors in private placements in September 2008, June 2006 and November 2005, shares issuable upon conversion of outstanding convertible notes, and shares issuable upon exercises of outstanding warrants assumed in connection with various acquisitions. The registrations of those shares currently are effective, and therefore the registered shares are freely transferable. If a large number of shares are sold into the public market, the market price of our common stock may decline significantly. Moreover, the perception in the public market that the stockholders might sell shares of common stock could also depress the market price of our common stock.
Our Directors, Executive Officers and Their Affiliated Entities have Substantial Control Over us and Could Limit the Ability of Other Stockholders to Influence the Outcome of Key Transactions, Including Changes of Control.
     As of October 21, 2009, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 64.4% of our outstanding common stock (which percentage reflects the shares of common issuable upon conversion of certain convertible notes and exercise of certain warrants issued to Randal J. Kirk and his affiliates). In particular, Randal J. Kirk, our Chairman, and his affiliated entities, in the aggregate, beneficially owned 62.3% of our outstanding common stock. Mr. Kirk and his affiliated entities are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders might have interests that differ from yours, and they might vote in a way with which you disagree and that could be adverse to your interests. The concentration of common stock ownership could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
Our Corporate Documents and Delaware Law Make a Takeover of Our Company More Difficult, Which Could Prevent Certain Changes in Control and Limit the Market Price of the Common Stock.
     Our charter and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that could enable our management to resist a takeover of our company. For example, our board of directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to cause our company to issue, up to 1.5 million shares of preferred stock. These provisions could discourage, delay, or prevent a change in the control of our company or a change in our management. They could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of the common stock. Some provisions in our charter and by-laws could deter third parties from acquiring us, which could limit the market price of the common stock.
Future Equity Issuances or a Sale of a Substantial Number of Shares of Our Common Stock may Cause the Price of Our Common Stock to Decline.
     Because we may need to raise additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. A decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
Management will Have Broad Discretion as to the Use of the Proceeds From Our Public Offering Completed in November 2009 and we may not Use the Proceeds Effectively.
     Our management will have broad discretion in the application of the net proceeds from our recently completed public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.
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
     The patent positions of life science companies are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:
•	pending patent applications may not result in issued patents;

•	the claims of any issued patents may not provide meaningful protection;

•	the claims of any issued patents may be invalidated or held unenforceable under current law or upon changes in patent law;

•	we may be unsuccessful in developing additional proprietary technologies that are patentable;

•	our patents may not provide a basis for commercially viable products or provide us with any competitive advantages and may be challenged by third parties; and

•	others may have patents that relate to our technology or business.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)	The Company’s annual meeting of stockholders was held on September 17, 2009.

b)	The following matters were voted on at the annual meeting:
1.	The stockholders elected all of the Board’s nominees for election as Directors. The results of the vote taken were as follows:

Directors:	For	Withheld

Randal J. Kirk	22,048,800	86,753
Andrew J. Fromkin	22,048,339	87,214
Larry D. Horner	22,048,649	86,904
Arthur B. Malman	22,003,737	131,816
Burton E. Sobel, M.D.	21,996,933	138,620
Richard J. Wallace	22,021,290	114,263
Scott L. Tarriff	22,055,947	79,606
2.	The stockholders ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent registered public accounting firm, as auditors of the Company for the year ending March 31, 2010. The results of the vote taken were as follows:

For: 20,251,457 Against: 8,789 Abstain: 1,875,306

The proposal was approved by a majority of the shares present and entitled to vote thereon.
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2009.

CLINICAL DATA, INC.
/s/ C. Evan Ballantyne
Dated: November 9, 2009	C. Evan Ballantyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated August 31, 2009, by and among Clinical Data, Inc., Avalon Pharmaceuticals, Inc., PGxHealth LLC and Intrexon Corporation. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 4, 2009, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 16, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Certificate of Contingent Value Rights to receive common stock. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 15, 2009, and incorporated herein by reference.

10.1*	Amended and Restated Executive Employment Agreement, dated September 14, 2009, between Clinical Data, Inc. and Andrew J. Fromkin. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2009, and incorporated herein by reference.

10.2*	Amended and Restated Executive Employment Agreement, dated September 14, 2009, between Clinical Data, Inc. and Caesar J. Belbel. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2009, and incorporated herein by reference.

10.3*	Amended and Restated Executive Employment Agreement, dated September 14, 2009, between Clinical Data, Inc. and C. Evan Ballantyne. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2009, and incorporated herein by reference.

10.4*	Amended and Restated Executive Employment Agreement, dated September 14, 2009, between Clinical Data, Inc. and Carol Reed, M.D. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2009, and incorporated herein by reference.

10.5	Amended and Restated 2005 Equity Incentive Plan. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Filed herewith.

*	Indicates a contract with management.