Form 10-Q
period 2009-12-31
CLINICAL DATA INC
filed 2010-02-09
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of February 5, 2010 was 26,513,563.

PGxHealth®, StedivazeTM, FAMILION® and AvalonRx® are either trademarks or registered trademarks, as the case may be, of Clinical Data, Inc. All other trademarks used herein, if any, are the property of their respective owners.

PART I — FINANCIAL INFORMATION
Item 1. Financial Satements
CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(In thousands, except share and per share amounts)	2009	2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$70,189	$55,180
Marketable securities, at fair value	—	1,175
Accounts receivable, net	2,580	2,471
Prepaid expenses and other current assets	2,076	1,240
Assets of discontinued operations	—	18,541

Total current assets	74,845	78,607

Property, plant and equipment, net	2,759	2,942
Goodwill	31,849	29,496
Intangible assets, net	11,044	4,747
Other assets, net	50	4,405

TOTAL ASSETS	$120,547	$120,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,710	$6,337
Current portion of capital leases	115	730
Accounts payable	4,711	5,562
Accrued expenses	10,521	6,131
Liabilities of discontinued operations	—	8,902

Total current liabilities	22,057	27,662

Long-Term Liabilities:
Long-term debt, net of current portion	42,578	46,832
Capital lease obligations, net of current portion	139	226
Other long-term liabilities	23	26
Contingent acquisition costs	16,039	16,039

Total long-term liabilities	58,779	63,123

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 26,506,000 and 22,742,000 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	265	227
Additional paid-in capital	340,755	276,788
Accumulated deficit	(301,309)	(251,204)
Accumulated other comprehensive income	—	3,601

Total stockholders’ equity	39,711	29,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,547	$120,197

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net revenues	$3,128	$2,781	$9,865	$7,218
Cost of revenues	1,478	1,817	4,756	4,834

Gross profit	1,650	964	5,109	2,384
Operating expenses:
Research and development	9,710	15,133	30,132	31,342
Sales and marketing	1,889	2,000	6,007	5,654
General and administrative	4,381	5,034	14,892	14,735
Restructuring and lease exiting costs	—	—	1,783	—
Purchased in-process research and development	—	1,000	—	53,100
Transaction costs incurred in connection with the Avalon acquisition	—	—	1,978	—

Total operating expenses	15,980	23,167	54,792	104,831

Loss from operations	(14,330)	(22,203)	(49,683)	(102,447)
Interest expense	(1,860)	(346)	(7,310)	(482)
Interest income	16	159	70	721
Other (expense) income, net	(10)	(13)	1,831	3

Loss from continuing operations	(16,184)	(22,403)	(55,092)	(102,205)
Income (loss) from discontinued operations	150	(1,275)	4,987	(6,347)

Net loss	$(16,034)	$(23,678)	$(50,105)	$(108,552)

(Loss) income per basic and diluted share:
Continuing operations	$(0.63)	$(0.98)	$(2.28)	$(4.73)
Discontinued operations	—	(0.06)	0.21	(0.29)

Net loss	$(0.63)	$(1.04)	$(2.07)	$(5.02)

Weighted average shares:
Basic and diluted	25,642	22,742	24,158	21,629
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,105)	$(108,552)
(Income) loss from discontinued operations	(4,987)	6,347

Loss from continuing operations	(55,092)	(102,205)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,321	1,138
Stock-based compensation	5,915	6,083
Provision for doubtful accounts	1,421	730
Purchased in-process research and development	—	53,100
Loss on sale/disposal of equipment	—	88
Accretion of discount on convertible note	934	—
Gain on Avalon stock held by Clinical Data prior to the merger	(1,773)	—
Restructuring and lease exiting costs	1,783	—
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,488)	(1,755)
Prepaid expenses and other current assets	(507)	(337)
Other assets	1,796	690
Accounts payable and other liabilities	403	3,158

Cash used in continuing operations	(44,287)	(39,310)
Cash used in discontinued operations	(885)	(3,982)

Net cash used in operating activities	(45,172)	(43,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(676)	(1,218)
Proceeds from sale of marketable securities	1,175	10,500
Proceeds from sale of equipment, net of transaction costs	1,244	—
Cash payments for acquisitions, net of cash acquired	—	(15,337)
Cash acquired in business combination, net of transaction costs	4,187	—

Cash provided by (used in) investing activities — continuing operations	5,930	(6,055)
Cash provided by (used in) investing activities — discontinued operations	13,243	(85)

Net cash provided by (used in) investing activities	19,173	(6,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(5,517)	(1,808)
Proceeds from sale of common stock and warrants, net of transaction costs	44,175	24,982
Exercise of stock options	2,350	210

Cash provided by financing activities — continuing operations	41,008	23,384
Cash used in financing activities — discontinued operations	—	(1,153)

Net cash provided by financing activities	41,008	22,231

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,831)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,009	(29,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,180	54,755

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,189	$25,723

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED DECEMBER 31, 2009
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s sole operating business is PGxHealth.
     The Company is a biotechnology company focused on the development of therapeutics. Its late-stage drug candidates include: (i) vilazodone – a potential first-in-class drug for the treatment of depression that has completed two successful Phase III clinical trials and a long-term safety study for which the Company expects to submit a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) during the quarter ending March 31, 2010; and (ii) apadenoson, trademarked under the name Stedivaze – a potential best-in-class coronary vasodilator for use in myocardial perfusion imaging, which is currently in its first Phase III clinical trial.
     The Company also has early stage, preclinical compounds in development. Options to enter into license agreements are outstanding for two of these compounds, one for its A2B antagonist with likely indications in asthma and diabetes and one for its A2A agonist compound for an ophthalmic indication. Further, the Company has partnered an A2A agonist compound for the treatment of B-cell cancers, including multiple myeloma with CombinatoRx, Inc.
     In addition, the Company provides genetic tests for inherited cardiac syndromes, including cardiac channelopathies and cardiomyopathies. The Company is also combining its drug development and biomarker expertise to develop products with enhanced efficacy and tolerability to improve patient health and reduce costs.
     As part of its decision to focus on therapeutics, the Company sold its Cogenics division, which was comprised of Cogenics, Inc., Epidauros Biotechnologie AG and Cogenics Genome Express S.A., in April 2009. Accordingly, this division has been presented in the consolidated financial statements as discontinued operations.
   Basis of Presentation
     At December 31, 2009, the Company had cash and cash equivalents totaling $70.2 million. Based on its projected uses of cash, the Company believes that its cash will be sufficient to fund its operations, including continued research and product development, sales and marketing, capital expenditures and existing debt service costs, through December 2010. This is based on management’s current operational plans and activities at normal levels and does not assume cash inflows from partnerships, disposition of additional non-core assets or other dilutive or non-dilutive financings.
     The Company will need additional funds to continue operations, including the commercialization of vilazodone, the development of Stedivaze and other products, beyond December 2010. Management is always evaluating and prioritizing additional sources of financing including any of the following options:
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
     The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through February 9, 2010, the date of issuance of these financial statements.
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
     The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s instruments, the fair value of long-term debt was not significantly different than the carrying value at December 31, 2009.

     The following table presents information about the financial instruments measured at fair value on a recurring basis as of December 31, 2009:

(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$55,569	$—	$—	$55,569
     Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Auction Rate Securities
	Nine months ended December 31,
(in thousands)	2009	2008
Beginning balance	$1,175	$12,725
Redemptions at par	(1,175)	(10,500)
Reversal of previously recognized
unrealized loss	—	500

Ending balance	$—	$2,725

   Loss per Share
     Basic net loss per share is determined by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss applicable to common stockholders by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible notes using the “if-converted” method. The weighted average number of shares of common stock outstanding during the three and nine months ended December 31, 2009 includes contingent value rights, or CVRs, representing 163,602 shares of the Company’s common stock to be issued as consideration for the acquisition of Avalon Pharmaceuticals, Inc. (“Avalon”) as if they were issued because the related milestones had been achieved.
     The following dilutive securities were not included in the diluted earnings per share calculations because the inclusion of these amounts would have been anti-dilutive because the Company has a net loss.

	As at December 31,
(in thousands)	2009	2008
Common stock options	3,991	3,636
Common stock warrants	4,262	1,512
Convertible notes payable	6,110	—
Contingent value rights	41	—

Potentially dilutive securities outstanding	14,404	5,148

   Comprehensive Income
     Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income for the Company are the cumulative translation adjustments related to the net assets of the foreign operations and changes in unrealized gains and losses on marketable securities. As of December 31, 2009, there were no amounts within the stockholders’ equity section of the consolidated balance sheet under the caption accumulated other comprehensive income.
     Segment and Geographical Information
     U.S. GAAP requires certain financial and supplementary information to be disclosed for each reportable operating segment of an enterprise, as defined.
     For the nine months ended December 31, 2009, the Company operated its business as a single reporting segment.
(3) Discontinued Operations
     During fiscal 2009, the Company determined that the Cogenics division did not fit with the Company’s strategic direction. Management believed that the Company’s capital resources and the cash derived from the sale of this division would be better allocated to investments and growth opportunities to increase the Company’s presence in the therapeutics markets.
     In March 2009, the Company entered into a letter of intent to sell its Cogenics division, which was comprised of Cogenics, Inc., Epidauros Biotechnologie AG and Cogenics Genome Express S.A. The Cogenics division was sold on April 14, 2009 for net proceeds of $13.2 million, as adjusted, excluding $2.2 million, as adjusted, held in escrow for a period of up to eighteen months. Accordingly, the Company has classified this business as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.
     Summarized statements of operations data for discontinued operations for the three and nine months ended December 31, 2009 and 2008 are as follows:

	December 31,		December 31,
(In thousands)	2009	2008	2009	2008
Revenue	$—	$7,349	$499	$20,933

Loss from Operations Before Disposal:
Loss before taxes	—	(1,234)	(485)	(6,477)
Income taxes	—	(41)	(14)	(158)

Loss from discontinued operations, net of taxes	—	(1,275)	(499)	(6,635)

Disposal:
Gain on disposal, net of taxes	150	—	5,486	288

Income (loss) from discontinued operations, net of tax	$150	$(1,275)	$4,987	$(6,347)

The three and nine months ended December 31, 2009 includes $150,000 of income recognized as a result of a purchase price adjustment realized in connection with the disposition of Cogenics. The nine months ended December 31, 2008 includes $312,000 of income recognized as a result of a purchase price adjustment realized in connection with the disposition of Vital Scientific BV completed in October 2007.

(4) Business Combinations
Avalon Pharmaceuticals, Inc.
     On May 28, 2009 (the “Acquisition Date”), the Company acquired Avalon by issuing 800,847 shares of the Company’s common stock in exchange for all of the issued and outstanding common stock of Avalon. Additionally, as part of the merger, the Company issued CVRs to Avalon stockholders, payable for up to 204,503 additional shares of Clinical Data’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. As of the Acquisition Date, Avalon had received $4.0 million of these milestones and accordingly, Clinical Data will be obligated to issue 163,602 additional shares of the Company’s common stock on June 30, 2010. The common stock and CVRs issued in connection with the merger were valued at fair value, or $11.99 per share, the last reported sale price of the Company’s common stock as reported on the Nasdaq Global Market on the Acquisition Date. The Company does not expect the remaining milestones to be achieved prior to June 30, 2010; accordingly, no value has been assigned to the remaining CVRs. The Company has also included as consideration for the merger: (i) the fair value of the Avalon common stock, which the Company acquired on October 27, 2008 and (ii) the $1.0 million paid by the Company to Avalon on October 27, 2008 for an exclusive license to Avalon’s drug and biomarker discovery platform (AvalonRx). As a result of remeasuring the fair value of the Avalon stock immediately prior to the completion of the merger, the Company recorded a gain of $1.8 million which is included in other income on the accompanying statement of operations. The combined company has an expanded oncology business with a pipeline of what it believes to be promising oncology biomarkers and compounds, and a biomarker discovery platform to identify additional therapeutic and diagnostic candidates, which resulted in goodwill from this transaction.
     The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Allocation of the purchase price for the acquisition was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management. The excess purchase price over those assigned values was recorded as goodwill. As of December 31, 2009, the purchase price and related allocation for the Avalon acquisition was finalized.
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
     The estimates used in valuing IPRD were based upon assumptions believed to be reasonable. The failure of AVN316 to reach commercial success could have an adverse impact on the Company’s expected results.
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
     On August 31, 2009, the Company sold to Intrexon Corporation (“Intrexon”) substantially all of the equipment (the “Assets”) located at Avalon’s facility in Germantown, Maryland (the “Facility”). Intrexon is majority-owned by certain affiliates of the Company’s Chairman, Randal J. Kirk. In exchange for the Assets, the Company received approximately $1.5 million (the “Purchase Price”) in cash and Intrexon assumed certain liabilities associated with the Assets. The Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009. The carrying value of the assets at the time of the sale was approximately $1.3 million. After deducting transaction fees, including banker and legal fees, no gain was recognized in connection with the sale.
   Restructuring of Avalon Operations
     In an effort to reduce the Company’s fixed overhead expenses, the Company assigned the lease for the Facility to Intrexon. As a result of exiting the lease, the Company recorded a loss of $1.8 million related to writing off the unamortized acquired leasehold improvements. This loss is included in restructuring and lease exiting costs on the statements of operations for the nine months ended December 31, 2009. In connection with the lease assignment, the Company contributed $300,000 of the Purchase Price to a new security deposit for the Facility, which is included in other current assets on the accompanying balance sheet. On January 11, 2010, the security deposit was refunded to the Company upon the achievement of certain milestones by Intrexon in accordance with the lease assignment. In connection with the assignment of the lease, the Company terminated, and Intrexon, hired 11 of the Company’s employees located at the Facility. No termination costs or benefit payments were made and none will be made in future periods in connection with the employee terminations. Following the assignment of the lease, the Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009, and all of the employees who support the Company’s AVN316 program. All notifications and actions related to the restructuring were completed as of December 31, 2009.
     As part of the Company’s ongoing prioritization of its early stage therapeutic assets and cost containment strategies, on January 4, 2010, the Company consolidated certain of its research and development activities from its Maryland facility to its laboratories in Virginia, where ongoing development of AVN316 and other preclinical programs acquired from Avalon in May 2009 will continue. As a result of these actions, the Company terminated the employment of its remaining personnel in Maryland, which has obligated the Company to pay approximately $650,000 in severance benefits and other termination costs that will be included in the results of operations for the quarter ending March 31, 2010. The Company has engaged certain former senior employees from the Maryland facility under consulting arrangements to ensure continuity of research and development activities and to pursue certain business development opportunities.

(5) Intangible Assets
     The intangible asset balances are as follows:

	December 31,	March 31,
(in thousands)	2009	2009
Completed technology	$9,655	$5,955
Purchased in-process research and development	3,200	—
Customer relationships	400	400
Other	700	100

	13,955	6,455
Less: accumulated amortization	(2,911)	(1,708)

Intangible assets, net	$11,044	$4,747

Amortization expense for the three and nine months ended December 31, 2009 was $325,000 and $1.2 million, respectively. Amortization expense for the three and nine months ended December 31, 2008 was $143,000 and $366,000, respectively. As of December 31, 2009, amortization expense is estimated to be $437,000 for the remainder of fiscal 2010, $1.7 million in fiscal 2011, $1.7 million in fiscal 2012, $1.6 million in fiscal 2013, $1.5 million in fiscal 2014 and $1.0 million thereafter.
(6) Debt
     The Company’s long-term debt obligations are as follows:

	December 31,	March 31,
(in thousands)	2009	2009
Notes payable, bearing interest at 6.5%, with monthly pricipal payments due through May 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,386	$2,001
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by substantially all of the assets of the Company	1,600	2,500
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by substantially all of the assets of the Company	16,500	19,800
Unsecured convertible notes payable, bearing interest at 9.72% and maturing on February 25, 2017	50,000	50,000

	69,486	74,301
Less: current portion	(6,710)	(6,337)
unamortized discount	(20,198)	(21,132)

	$42,578	$46,832

(7) Equity
     On the Acquisition Date, in connection with the merger with Avalon, the Company issued 800,847 shares of its common stock. The stock was valued at $11.99 per share, which equaled the last reported sale price of the Company’s common stock on the Nasdaq Global Market. Additionally, as part of the merger, the Company issued CVRs to Avalon stockholders, payable for up to 204,503 additional shares of the Company’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc.

prior to June 30, 2010. As of the Acquisition Date, Avalon had received $4.0 million of these milestones and accordingly, the Company will be obligated to issue 163,602 additional shares of the Company’s common stock on June 30, 2010. The CVRs issuable at the Acquisition Date were recorded at fair value, or $11.99 per share.
     On October 28, 2009, the Company entered into a purchase agreement (the “Purchase Agreement”) with Piper Jaffray & Co., Wedbush Morgan Securities, Inc., BMO Capital Markets Corp. and Roth Capital Partners LLC (the “Underwriters”), for the sale by the Company to the public (the “Offering”) of 2,750,000 shares of the Company’s common stock, par value $0.01 per share (the “Firm Shares”). The Firm Shares were sold to the public at a price of $17.25 per share, and pursuant to the Purchase Agreement, the Underwriters purchased the Firm Shares from the Company at a price of $16.17 per share. The net proceeds to the Company were approximately $44.2 million after deducting underwriting commissions and expenses payable by the Company associated with the Offering. The Offering closed on November 2, 2009. The Company had granted the Underwriters a 30-day option to purchase an additional 412,500 shares of common stock (the “Option Shares”). None of the Option Shares were purchased.
(8) Commitments and Contingencies
   Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck-Serono (“Merck”), if the Company is successful in the development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million ($17.9 million at December 31, 2009) will be payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union (“E.U.”) for the first indication of vilazodone. Additional payments of €9.5 million ($13.6 million at December 31, 2009) would be made to Merck within 30 days of receipt of approval of the NDA or MAA, and also on the first sale of vilazodone in the U.S. or the E.U. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone. The Company may enter into sublicensing transactions with third parties subject to Merck’s right of first negotiation with respect to the co-development and co-commercialization of vilazodone.
   Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics, for a period of ten years following the closing, contingent consideration of up to $30.0 million (of which $16.0 million is recorded in long-term liabilities as of December 31, 2009) in cash may be paid by the Company to the sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5.0 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10.0 million upon the initial achievement of $100.0 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15.0 million upon the initial achievement of $250.0 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any Seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15.0 million payable to the Sellers; provided however, (a) that all amounts up to the first $5.0 million paid to the Sellers under section (iv) shall offset on a dollar-for-dollar basis the payment required by section (i) above and (b) all amounts paid to the Sellers in excess of $5.0 million pursuant to section (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above. Along with these acquisition costs, the Company has assumed all of Adenosine Therapeutics’ rights and obligations under licensing agreements with the University of Virginia Patent Foundation, the Public Health Service of the National Institutes of Health, the University of Massachusetts and the Penn State Research Foundation.

   Avalon Acquisition Commitments
     In connection with the merger of Avalon, the Company issued CVRs as part of the merger consideration. The CVRs provide each holder entitled to receive them the right to receive a proportionate share of an aggregate of up to 204,503 shares of the Company’s common stock based on milestone payments received on or prior to June 30, 2010. In particular, any payment received by Avalon or its affiliates (including the Company following the closing of the merger) under either Avalon’s License and Research Collaboration Agreement with Merck & Co., Inc. or Avalon’s Amended Pilot Study Agreement with Novartis Institutes for Biomedical Research, Inc. at any time during the period commencing on October 27, 2008 through and including June 30, 2010 (up to a maximum amount of $5.0 million) constitutes a “milestone payment.” On May 7, 2009, Avalon received a $4.0 million milestone payment and, as a result, is the Company will be obligated to issue 163,602 shares of its common stock on June 30, 2010 as additional consideration (of which $2.0 million is recorded in equity as of December 31, 2009). The Company does not expect the remaining milestones to be achieved prior to June 30, 2010. However, the number of additional shares to be issued will be dependent on the achievement of the remaining milestone.
(9) Related Party Transactions
     In connection with the February 2009 financing transaction with accredited investors (the “Investors”) affiliated with Randal J. Kirk, the Chairman of the Company’s Board of Directors, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors to register the resale of the shares of common stock issuable upon conversion of the unsecured convertible notes of the Company or exercise of the warrants to purchase an aggregate of 3,055,300 shares of the Company’s common stock. Subject to the terms of the Registration Rights Agreement, the Company was required to meet, among other things, certain deadlines and requirements related to the registration of shares of common stock underlying the notes and the warrants. As a result of not having the shares registered for resale until July 30, 2009, the Company was obligated to and paid $1.6 million as liquidated damages, including interest of $15,000. This amount was recorded as interest expense during the three months ended June 30, 2009.
     On August 31, 2009, the Company sold to Intrexon, majority-owned by certain affiliates of the Company’s Chairman, Mr. Kirk, substantially all of the equipment located at the Facility and assigned to Intrexon the Assets. The Company received the Purchase Price in cash and Intrexon assumed certain liabilities associated with the Assets, including the Company’s lease for the Facility. In connection with the lease assignment, the Company contributed $300,000 of the Purchase Price to a new security deposit for the Facility, which was refunded to the Company on January 11, 2010. The Company also terminated and Intrexon hired 11 of the Company’s employees located at the Facility. The Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009, and all of the employees who support the Company’s AVN316 program. Under the terms of the Purchase Agreement, Avalon and the Company agreed to indemnify Intrexon for, among other things, breaches by the Company’s affiliates of certain of their representations and warranties, the Company Affiliates’ failure to carry out any of its obligations under the Purchase Agreement or agreements relating to the Purchase Agreement, any fraud or intentionally misrepresentations committed by the Company Affiliates and any liability associated with any unpaid taxes. In addition, pursuant to the Purchase Agreement and certain other agreements relating to the sale of the Assets, the Company has agreed to perform certain services to facilitate the transition of the Assets to Intrexon and the Company sublet a portion of the laboratory space in the Facility to support the Company’s oncology program. As a result of exiting the lease, the Company recorded a loss of $1.8 million largely related to writing off the unamortized acquired leasehold improvements. This loss is included in restructuring and lease exiting costs on the statement of operations for the nine months ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
     We are a biotechnology company focused on the development of therapeutics. Our late-stage drug candidates include: (i) vilazodone – a potential first-in-class drug candidate for the treatment of depression that has completed two successful Phase III clinical trials and a long-term safety study for which we expect to submit a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) during the quarter ending March 31, 2010 and (ii) apadenoson, trademarked under the name Stedivaze — a potential best-in-class coronary vasodilator for use in myocardial perfusion imaging, which is currently in its first Phase III clinical trial.
     We also have early stage, preclinical compounds in development. Options to enter into license agreements are outstanding for two of these compounds, one for our A2B antagonist with likely indications in asthma and diabetes and the other for our A2A agonist compounds for an ophthalmic indication. Further, we have partnered an A2A agonist compound for the treatment of B-cell cancers, including multiple myeloma with CombinatoRx, Inc.
     In addition, we provide genetic tests for inherited cardiac syndromes, including cardiac channelopathies and cardiomyopathies. We also are combining our drug development and biomarker expertise to develop products with enhanced efficacy and tolerability to improve patient health and reduce costs.
     Our sources of liquidity as of December 31, 2009 include our cash and cash equivalents balance of $70.2 million. Our projected uses of cash include cash used to fund the preparation of an NDA for vilazodone for submission to the FDA, to fund the clinical development activities for Stedivaze, including a Phase III clinical development program, to fund the continued development of our other products and drug candidates and to fund our working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing operations.
     We believe that our cash will be sufficient to fund our operations through December 2010. We will need additional capital to commercialize vilazodone and continue the development of Stedivaze beyond December 2010.

   Therapeutics:
     Vilazodone
     Vilazodone is a novel dual-acting serotonergic agent in development for the treatment of depression. Vilazodone is a potent and selective serotonin reuptake inhibitor, a mechanism of action proven successful as a first-line therapy for major depressive disorder, and a partial agonist of the 5-HT1A receptor, a mechanism of action shown to be effective in treating antidepressant induced sexual dysfunction and important in the production of serotonin in the brain.
     In our two randomized, double-blind, placebo-controlled Phase III vilazodone clinical trials, vilazodone achieved statistically significant results on the primary and secondary endpoints related to major depressive disorder. Vilazodone was generally well-tolerated as supported by low discontinuation rates due to adverse events. Study findings show that the impact on sexual function is similar to placebo when measured by quantitative, validated scale. Patient-reported adverse events related to sexual function, although infrequent, were more common on vilazodone than placebo. A statistically significant improvement in symptoms of anxiety associated with major depressive disorder, a secondary endpoint of the studies, was also observed. Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the commercial product, we plan to submit an NDA for vilazodone with the FDA during the quarter ending March 31, 2010.
     Stedivaze
     Stedivaze is a selective adenosine receptor 2A (“A2A”) agonist in development as a coronary vasodilator for myocardial perfusion imaging. Phase II data showed potential best-in-class attributes as it relates to the adverse event profile, pharmacokinetic and target binding profiles and mode of administration potential. We launched our first Phase III clinical trial for Stedivaze in November 2009 and expect to begin our second Phase III clinical trial in our next fiscal year.
     The first study will evaluate the safety and efficacy of Stedivaze for use as a pharmacologic stress agent in nuclear myocardial perfusion imaging (“MPI”), a method for evaluating blood flow to the heart. The Phase III trial will also compare the tolerability of Stedivaze to adenosine, a standard pharmacologic stress agent used in MPI scans.
   Other Therapeutic Products in Development
     We are developing ATL844 as a therapeutic for the treatment of asthma and/or diabetes, both of which are multi-billion dollar growing markets. Acting as an antagonist of the adenosine A2B receptor sub-type, the compound has shown significant pharmacodynamic effects in animal models of both asthma and diabetes. We are proceeding with a toxicology and chemistry program and, with success, we may proceed to an investigational new drug (“IND”) filing with the FDA. ATL844 is the subject of an option agreement for an exclusive license by Novartis.
     ATL313 is a selective agonist of the adenosine A2A receptor subtype that is targeted as a treatment for an ophthalmologic disease. The compound has shown significant effect in both small and large animal models of disease. ATL313 is the subject of a confidential collaboration with a large pharmaceutical partner, who has an option to the ophthalmologic program. ATL313 is also an A2A agonist in preclinical development that is the subject of a licensing agreement with CombinatoRx, Inc. for development for the treatment of B-cell cancers, including multiple myeloma. Under the collaboration, CombinatoRx, Inc. will be responsible for the preclinical and clinical development.

     ATL1222 is a highly selective agonist of the adenosine A2A receptor subtype, in development as an anti-inflammatory agent for the treatment of acute inflammatory conditions. The compound has shown significant effects in animal models of a number of inflammatory mediated diseases. ATL1222 is being evaluated in toxicology studies and, with success, we may proceed to an IND filing with the FDA.
     In June 2008, Avalon Pharmaceuticals, Inc. (“Avalon’), which was acquired on May 28, 2009, announced that it had identified a compound for clinical development, named AVN316. This compound potently inhibits the beta-catenin pathway in a variety of model systems. We are currently positioning AVN316 for toxicology evaluation and conducting lead optimization efforts around AVN316 and have synthesized compounds in this family that cause an expression profile characteristic of inhibition of the beta-catenin pathway, induce cell cycle arrest in tumor xenograft models and cause a dose dependent decrease in beta-catenin protein levels.
   Genetic Tests
     We currently provide the FAMILION genetic tests for inherited cardiac syndromes. The FAMILION tests identify mutations in genes associated with inherited cardiac syndromes including cardiac channelopathies such as Long-QT Syndrome (“LQTS”), Brugada Syndrome (“BrS”) and Catecholaminergic Polymorphic Ventricular Tachycardia (“CPVT”), and in genes associated with cardiomyopathies including Hypertrophic Cardiomyopathy (“HCM”), Arrhythymogenic Right Ventricular Cardiomyopathy (“ARVC”) and Dilated Cardiomyopathy (“DCM”), which was launched in November 2009. Although we focus the majority of our resources on developing our therapeutics, we continue to apply our efforts and expertise to develop new genetic tests by leveraging our intellectual property and focusing on related disease and therapeutic areas which include, but are not limited to oncology, inflammation, cardiovascular and the central nervous system.
     We continue to enhance our existing tests and are developing new tests for inherited cardiac diseases and syndromes that will add to our FAMILION family of tests. We believe these activities will improve the utility and marketability of our tests and, together with sales and marketing efforts, drive further adoption and increased reimbursement.
     We have made significant progress in our efforts to contract with private and government health insurers for test coverage and reimbursement. Our work with private insurers resulted in the FAMILION LQTS, BrS and associated family tests receiving S-codes effective October 2008 followed by the FAMILION HCM and FAMILION HCM family tests receiving S-codes effective April 2009. We expect that S-codes should simplify the billing and collection process and speed the adoption of these tests by private insurers. In October 2008, we became an in-network provider with Aetna which now covers our FAMILION LQTS, CPVT and associated family tests. We are utilizing our national in-network contract with the Blue Cross and Blue Shield Association signed in December 2008 to work with individual BCBS companies to provide their customers with access to our FAMILION family of tests. In June 2009, we became an in-network provider for Humana for our FAMILION LQTS and associated family test. In addition, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia. These providers and other private payors with positive coverage policies offer access to genetic testing for nearly 280 million patients.
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
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations and, in fiscal 2010, liquidated damages including interest in connection with our failure to register certain securities for resale in a timely manner. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Other income (expense), net consists primarily of the remeasurement of the fair value of the shares of Avalon stock held by us immediately prior to the merger.
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

   In-Process Research and Development
     In-process research and development represents the fair value assigned to incomplete technologies that we acquire, which at the time of acquisition have not reached technological feasibility and have no alternative future use. A technology is considered to have an alternative future use if it is probable that the acquirer will use the asset in its incomplete state as it exists at the acquisition date in another research and development project that has not yet commenced and economic benefit is anticipated from that use.
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
     None of the incomplete technology programs we have acquired through our business combinations prior to April 1, 2009 had reached technological feasibility nor had an alternative future use and, therefore, the fair value of those programs was expensed on the acquisition date and classified in our condensed consolidated statements of operations within the line item Purchased in-process research and development. In May 2009, we acquired Avalon, which was accounted for as a business combination. At the date of acquisition, AVN316 had not reached technological feasibility nor had an alternative future use and is therefore considered to be in-process research and development. Accordingly, we capitalized the $3.2 million fair value of the in-process research and development for AVN316, which is included in intangible assets, net in our condensed consolidated balance sheet as of December 31, 2009. Amortization of this capitalized in-process research and development asset will commence upon our receipt of the necessary approvals to sell AVN316. We will assess our capitalized in-process research and development assets periodically and test its carrying value annually for potential impairment, or earlier if conditions warrant.
Results of Operations
   Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008
     Revenue. Net revenue increased $347,000, or 12%, from $2.8 million for the three months ended December 31, 2008 to $3.1 million for the three months ended December 31, 2009. This increase was largely driven by the increase in gross sales of our genetic tests of $719,000, or 25%, from the same period a year ago. The increased awareness of our product offerings and the increased third-party payor coverage, from organizations such as Blue Cross and Blue Shield, Aetna and Humana, has had an impact on our revenue. As of December 31, 2009, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia, compared with seven states in January 2008. These increases were partially offset by in an increase in our contractual allowances of $323,000 from $215,000, or 8% of gross genetic testing revenue, to $538,000, or 15% of gross genetic testing revenue. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. In addition, we have expanded our service offerings by adding three new genetic tests in the past two years: DCM in November 2009, ARVC in November 2008 and HCM in May 2008. We expect to continue to expand our third-party payor base and our product offerings.
     Gross Profit. Gross profit margins increased from 35% for the three months ended December 31, 2008 to 53% for the three months ended December 31, 2009. The improvement in gross profit from fiscal 2009 to 2010 was due to the increase in revenue, as well as the realization of the infrastructure improvements and lab efficiencies that were implemented in fiscal 2009. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.
     Research and Development Expense. Research and development expenses decreased $5.4 million to $9.7 million for the three months ended December 31, 2009, or 36%, from $15.1 million for the three months ended December 31, 2008. The decrease is primarily related to the completion of the vilazodone safety and Phase III confirmatory trials during the quarter ended June 30, 2009. These reductions were partially offset by costs incurred with initiating the first Stedivaze Phase III clinical trial, advancing our preclinical programs and the preparation of the NDA for vilazodone, which we plan to submit during the quarter ending March 31, 2010. We expect our ongoing research and development costs to increase as we continue our Stedivaze Phase III clinical trials and prepare for the commercialization of vilazodone.
     Sales and Marketing Expense. Sales and marketing expenses remained relatively flat at $1.9 million for the three months ended December 31, 2009 compared to $2.0 million for the three months ended December 31, 2008. We expect our sales and marketing expense to remain relatively flat during the next several quarters as we leverage our established sales organization.
     General and Administrative Expense. General and administrative expenses decreased $653,000 to $4.4 million for the three months ended December 31, 2009, or 13%, from $5.0 million for the three months ended December 31, 2008. The decrease was, in part, the result of a reduction in personnel costs including stock-based compensation of $294,000. This decrease was partially offset by an increase in our provision for uncollectible accounts of $115,000 for the three months ended December 31, 2009 to $421,000 from $306,000 for the same period in fiscal 2009, which was attributable to the increase in revenue during the same period as well as the current economic conditions.
     Interest and Other Income (Expense), Net. Interest expense increased $1.5 million from $346,000 for the three months ended December 31, 2008 to $1.9 million for the three months ended December 31, 2009. This increase was due to interest on the convertible notes issued in February 2009 of $1.5 million, which is comprised of $1.2 million coupon interest at 9.72% per annum and $311,000 accretion of discount on the notes. Interest income decreased $143,000 from $159,000 for the three months ended December 31, 2008 to $16,000 for the three months ended December 31, 2009. Other expense, net was $10,000 for the three months ended December 31, 2009 compared to $13,000 for the three months ended December 31, 2008.
   Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008
     Revenue. Revenue increased $2.6 million, or 37%, from $7.2 million for the nine months ended December 31, 2008 to $9.9 million for the nine months ended December 31, 2009. This increase was due to the increase in gross sales of our genetic tests of $3.7 million, or 51%, from the same period a year ago. The continued expansion of our commercial sales and marketing team in fiscal 2009 and increased coverage from third-party payors, such as Blue Cross and Blue Shield, Aetna and Humana, have had a significant impact on our revenue. As of December 31, 2009, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia, compared with seven states in January 2008. These increases were partially offset by in an increase in our contractual allowances of $1.1 million from $489,000, or 7% of gross genetic testing revenue, to $1.6 million, or 14% of gross genetic testing revenue. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. In addition, we have expanded our service offerings by adding new genetic tests in fiscal 2010 and 2009. We expect to continue to expand our third-party payor base and our product offerings.
     Gross Profit. Gross profit margins increased from 33% for the nine months ended December 31, 2008 to 52% for the nine months ended December 31, 2009. The improvement in gross profit from fiscal 2009 to 2010 was due to the increase in revenue as well as the realization of the infrastructure improvements and lab efficiencies that were implemented in fiscal 2009. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.
     Research and Development Expense. Research and development expenses decreased $1.2 million to $30.1 million for the nine months ended December 31, 2009, or 4%, from $31.3 million for the nine months ended December 31, 2008. The decrease is primarily related to the completion of the vilazodone safety and Phase III confirmatory trials during the quarter ended June 30, 2009. These reductions were partially offset by costs incurred with initiating the first Stedivaze Phase III clinical trial, advancing our preclinical programs and the preparation of the NDA for vilazodone, which we plan to submit during the quarter ending March 31, 2010. We expect our ongoing research and development costs to increase as we continue our Stedivaze Phase III clinical trials and prepare for the commercialization of vilazodone.
     Sales and Marketing Expense. Sales and marketing expenses increased $353,000 to $6.0 million for the nine months ended December 31, 2009, or 6%, from $5.7 million for the nine months ended December 31, 2008. The increase was principally due to three full quarters of expense relating to our expanded sales force and marketing team in fiscal 2010 compared to approximately two and one-half quarters in fiscal 2009. We expect our sales and marketing expense to remain relatively flat over the next several quarters as we leverage our established sales organization.
     General and Administrative Expense. General and administrative expenses increased $157,000 to $14.9 million for the nine months ended December 31, 2009 compared to $14.7 million for the nine months ended December 31, 2008. The increase was, in part, the result of an increase in our provision for uncollectible accounts of $691,000 for the nine months ended December 31, 2009 to $1.4 million from $730,000 for the same period in fiscal 2009, which was attributable to the increase in revenue during the same period as well as the current economic conditions, and $329,000 of additional amortization on newly acquired intangible assets. These increases were partially offset by reductions in stock-based compensation of $767,000.
     Restructuring and Lease Exiting Costs. In an effort to reduce overhead expenses, on August 31, 2009, we exited our Germantown, Maryland lease. As a result of exiting the lease, we recorded a loss of $1.8 million related to writing off the unamortized acquired leasehold improvements.
     Purchased In-Process Research and Development Expense. Prior to April 1, 2009, in-process research and development acquired through a business combination was expensed on the acquisition date in our consolidated financial statements. Effective April 1, 2009, all in-process research and development we acquire through business combinations on or after April 1, 2009 will be capitalized as an intangible asset on our consolidated balance sheets and periodically tested for impairment. At the time of our acquisition of Adenosine Therapeutics in August 2009, ATL844, ATL313 and ATL1222 had not reached technological feasibility nor had an alternative future use and were therefore considered to be in-process research and development. We recorded the fair value of the purchase price attributable to in-process research and development expense. At the time of our acquisition of Avalon Pharmaceuticals in August 2009, AVN316 had not reached technological feasibility nor had an alternative future use and is therefore considered to be in-process research and development. We recorded the fair value of the purchase price attributable to in-process research and development as an indefinite-lived intangible asset on our consolidated balance sheet. We will test these assets annually for impairment, or earlier if conditions warrant. Amortization of these assets will begin upon regulatory approval based on the then estimated useful life of the assets.
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
     Interest and Other Income (Expense), Net. Interest expense increased $6.9 million from $482,000 for the nine months ended December 31, 2008 to $7.3 million for the nine months ended December 31, 2009.

This increase was primarily due to the interest on the convertible notes issued in February 2009 of $6.2 million, of which $3.7 million is coupon interest, $934,000 is accretion of the discount on the notes and $1.6 million is the liquidated damages resulting from our failure to register for resale the underlying securities with the SEC before June 25, 2009, and to a lesser extent, additional interest on the notes issued in connection with the Adenosine Therapeutics acquisition in August 2009, as a result of having a full nine months of interest expense for the nine months ended December 31, 2009. Interest income decreased $651,000 from $721,000 for the nine months ended December 31, 2008 to $70,000 for the nine months ended December 31, 2009. Other income, net increased to $1.8 million for the nine months ended December 31, 2009 from $3,000 for the nine months ended December 31, 2008. The change is due to the remeasurement of the fair value of the Avalon stock held by us immediately prior to the merger resulting in a $1.8 million gain.
Liquidity and Capital Resources
     Our sources of liquidity as of December 31, 2009 include our cash and cash equivalents balance of approximately $70.2 million. Our projected uses of cash include cash used to fund the preparation of an NDA for vilazodone for submission to the FDA, to fund the clinical development activities for Stedivaze, including a Phase III clinical development program, to fund the continued development of our other products and drug candidates and to fund our working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing operations.
     We believe that our cash will be sufficient to fund our operations until December 2010. We will need additional capital to commercialize vilazodone and continue the development of Stedivaze beyond December 2010. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.
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
     If we are unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, we will be required to implement aggressive cost reduction strategies. A significant portion of the research and development expenses and some portion of sales and marketing expenses are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other adenosine compounds. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs, planned clinical and preclinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm our long-term financial condition and operating results. We are prioritizing the various development projects that were acquired through the Adenosine Therapeutics and Avalon acquisitions as well as the biomarker and test development programs to focus our critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for us, our shareholders and on our financial condition and operating results.

     Our long-term debt obligations are as follows:

	December 31,	March 31,
(in thousands)	2009	2009
Notes payable, bearing interest at 6.5%, with monthly principal payments through May 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,386	$2,001
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by substantially all of the assets of the Company	1,600	2,500
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by substantially all of the assets of the Company	16,500	19,800
Unsecured convertible notes payable, bearing interest at 9.72% and maturing on February 25, 2017	50,000	50,000

	69,486	74,301
Less: current portion	(6,710)	(6,337)
unamortized discount	(20,198)	(21,132)

	$42,578	$46,832

     For the nine months ended December 31, 2009, we made capital expenditures of approximately $676,000 primarily to replace outdated equipment. We have no significant capital expenditures planned for the remainder of this fiscal year.
Off-Balance Sheet Arrangements
     Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of December 31, 2009 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred operating losses since the fiscal year ended March 31, 2006. At December 31, 2009, we had an accumulated deficit of approximately $301.3 million. We expect to incur substantial additional operating losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase, particularly with respect to vilazodone and Stedivaze.
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
If Regulatory Authorities Fail to Timely Approve Vilazodone for Marketing, Our Results of Operations Will Suffer.
     In order to market our lead therapeutic candidate, vilazodone (as well as any other of our therapeutic products that successfully complete clinical trials), in the U.S. and abroad, we will need to obtain the approval of the FDA, via an NDA filing which is expected in the quarter ending March 31, 2010, as well as the approval of European and other regulatory authorities in various countries.
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
     Approximately 36% of our total assets at December 31, 2009 are goodwill and intangibles, of which approximately $31.8 million is goodwill. Under U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually or more frequently if impairment indicators arise. The unamortized values of definite-lived intangibles are reviewed if certain conditions exist. There was no impairment charge during fiscal 2009 and none to date in fiscal 2010. When we perform future impairment tests, the carrying value of goodwill or intangible assets could exceed their implied fair value and therefore would require adjustment. Such an adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.
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
     An acquisition could result in the incurrence of debt, restructuring charges and large one-time write-offs. Acquisitions also could result in goodwill and other intangible assets that are subject to impairment tests, which might result in future impairment charges. Furthermore, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders will be diluted.
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
     Our projected uses of cash include cash to fund operations, including continued research and product development, sales and marketing, capital expenditures and existing debt service costs. We believe that our cash and cash availability will be sufficient to fund our operations through December 2010. We will need additional funds to continue operations and the development of vilazodone and Stedivaze and other products, including demonstrating the advantages and reliability of AvalonRx, the proprietary drug discovery and development technology acquired from Avalon.

     Management regularly considers and evaluates sources of financing, including:
•	partnering opportunities with pharmaceutical or biotechnology companies for development and marketing of our late-stage or pre-clinical compounds;

•	sale of non-core assets; and

•	sale of equity and debt securities.
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
     The conversion or exercise of some or all of our outstanding convertible notes and warrants could significantly dilute the ownership interests of existing stockholders. As of December 31, 2009, there were 6,110,600 shares of our common stock issuable upon conversion of the convertible notes, which have a conversion price of $8.18 per share, and 4,262,356 shares of our common stock issuable upon the exercise of the warrants issued in connection with the convertible notes, which have a weighted average exercise price of $17.08 per share. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Moreover, the existence of the convertible notes may encourage short selling by market participants because the conversion of such convertible notes could be used to satisfy short positions, or the anticipated conversion of such convertible notes into shares of our common stock could depress the price of our common stock.
If the Investors in Our Private Placements Sell Their Shares, Which have been Registered Under the Securities Act, the Market Price of Our Common Stock may Decline Significantly.
     As of December 31, 2009, an aggregate of 15,955,761 shares of common stock have been registered under the Securities Act for sale by stockholders in connection with certain transactions completed by us. The registered shares consist of shares issued to investors in private placements in September 2008, June 2006 and November 2005, shares issuable upon conversion of outstanding convertible notes and shares issuable upon exercises of outstanding warrants assumed in connection with various acquisitions. The registrations of those shares currently are effective, and therefore the registered shares are freely transferable. If a large number of shares are sold into the public market, the market price of our common stock may decline significantly. Moreover, the perception in the public market that the stockholders might sell shares of common stock could also depress the market price of our common stock.
Our Directors, Executive Officers and Their Affiliated Entities have Substantial Control Over Us and Could Limit the Ability of Other Stockholders to Influence the Outcome of Key Transactions, Including Changes of Control.

     As of December 31, 2009, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 59.6% of our outstanding common stock (which percentage reflects the shares of common stock issuable upon conversion of certain convertible notes and exercise of certain warrants issued to Randal J. Kirk and his affiliates). In particular, Mr. Kirk, our Chairman, and his affiliated entities, in the aggregate, beneficially owned 57.4% of our outstanding common stock. Mr. Kirk and his affiliated entities are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders might have interests that differ from yours, and they might vote in a way with which you disagree and that could be adverse to your interests. The concentration of common stock ownership could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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
     Our success will depend in significant part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. The patent positions of pharmaceutical and diagnostic companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Key questions of patent law underlying pharmaceutical and diagnostic patents remain unresolved or in flux in the U.S. and even more so outside the U.S. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. As a result, our patents may not afford us substantial protection or commercial benefit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended December 31, 2009, we issued 51,922 shares of our common stock in unregistered sales of our equity securities. The 51,922 shares were issued to two warrant holders in connection with the exercise of outstanding common stock purchase warrants. We received aggregate proceeds of approximately $0.9 million in connection with these exercises. The warrants were issued by Genaissance Pharmaceuticals, Inc., which we acquired in 2005, in a private placement on November 19, 2004 that was exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) thereto. The issuance of the foregoing shares of our common stock upon exercise of the warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.
Item 6. Exhibits.
     See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2010.

CLINICAL DATA, INC.
Dated: February 9, 2010	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
1.1	Purchase Agreement dated October 28, 2009 by and between the Company and Piper Jaffray & Co., Wedbush Morgan Securities, Inc., BMO Capital Markets Corp. and Roth Capital Partners LLC, filed with the Commission on October 28, 2009 as Exhibit 1.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 16, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), filed with the Commission on March 17, 1983, and incorporated herein by reference.

4.2	Specimen Certificate of Contingent Value Rights to receive common stock. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 15, 2009, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350. Filed herewith.