Form 10-K
period 2010-03-31
CLINICAL DATA INC
filed 2010-06-14
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2009) was approximately $206,358,000.

The number of shares outstanding of the registrant’s common stock as of June 14, 2010 was 29,682,386.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on or about September 16, 2010, are incorporated by reference in Part III hereof.

INDEX TO FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

PGxHealth®, Stedivazetm and FAMILION® are either trademarks or registered trademarks, as the case may be, of Clinical Data, Inc. All other trademarks used herein, if any, are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, forward-looking statements regarding our expected performance and financial results in future periods — which include words such as “expect(s),” “feel(s),” “believe(s),” “would,” “may,” “anticipate(s),” and similar expressions — are based upon management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the preceding forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of the filing of this Annual Report on Form 10-K. The following factors known to management, including those set forth in Item 1A of this report entitled, “Risk Factors,” could cause actual results to differ materially from those described in such forward-looking statements: our ability to raise cash or to produce cash from operations sufficient to fund our current level of activities, including clinical trials; the effects of regulatory decisions and approvals (or failure to obtain approvals) on our drug candidates and other existing products; our ability to continue to attract new customers and obtain new and expanded business opportunities from existing customers; management of our growth and successful integration of our operations with those of acquired subsidiaries; continued growth in demand in the United States and abroad for products such as those offered by us and the effect of intensifying competition among a rising number of companies offering products and services similar to those offered by us. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In addition, we encourage you to review the risk factors contained in Item 1A of this Annual Report on Form 10-K and in our other reports, registration statements and other documents filed from time to time with the United States Securities and Exchange Commission (“SEC”) which describe a number of additional risks and uncertainties that could cause actual results to differ materially from those expected in the forward-looking statements made in this Annual Report on Form 10-K.

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, known as the Exchange Act, and in accordance with such laws, we file annual, quarterly and other reports, proxy statements and other information with the SEC. You may read and copy any document we file at the public reference facilities of the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov and at our website at http://www.clda.com. The content on any website referred to in this Annual Report on Form 10-K is expressly not included by reference, unless expressly noted otherwise.

PART I

ITEM 1.	BUSINESS

General

Clinical Data, Inc. is a Delaware corporation headquartered in Newton, Massachusetts. Our main operating business is PGxHealth, LLC, a wholly-owned Delaware limited liability company.

We are focused on the development and commercialization of novel therapeutics, with two lead compounds in the areas of central nervous system and cardiovascular disorders. Our first late-stage drug candidate is vilazodone, a dual-acting selective and potent serotonin reuptake inhibitor and serotonin receptor 1A (“5-HT1A”) partial agonist for the treatment of Major Depressive Disorder (“MDD”) for which a New Drug Application (“NDA”) was filed with the U.S. Food and Drug Administration (“FDA”) on March 22, 2010. Our NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with January 22, 2011 currently assigned as the date for decision-making by the FDA under the Prescription Drug User Fee Act (“PDUFA”). Our second late-stage drug candidate is apadenoson, trademarked Stedivaze, a selective adenosine receptor 2A (“AR2A”) agonist and potential best-in-class coronary vasodilator currently in Phase III of clinical development for use in nuclear Single Photo Emission Computed Topography (“SPECT”) myocardial perfusion imaging.

We also have a pipeline of preclinical compounds, with plans to enter first-in-human trials. In May 2010, Santen Pharmaceutical Co., Ltd. (“Santen”) exercised its option with respect to one of these compounds by making a $2.0 million payment for exclusive global rights to develop our second AR2A agonist, referred to as ATL313, as a topical medication for glaucoma. Also, in August 2009, we entered into a license agreement with CombinatoRx, Inc. (“CombinatoRx”) to develop ATL313 for the treatment of B-cell cancers, including multiple myeloma. An option agreement is also in place with Novartis Bioventures, Ltd., an affiliate of Novartis AG, for rights to develop our adenosine receptor 2B (“AR2B”) antagonist, referred to as ATL844, for the treatment of asthma and diabetes.

We also provide the FAMILION family of genetic tests for inherited cardiac syndromes, including cardiac channelopathies and cardiomyopathies, and have continued to expand both the menu of genetic tests for these inherited cardiac syndromes as well as third-party payor coverage. Furthermore, we apply our expertise to the development and commercialization of other genetic and pharmacogenetic tests related to these inheritable diseases and to drug response.

Our sources of liquidity as of March 31, 2010 include cash and cash equivalents of $49.2 million. Our projected uses of cash include: cash used to fund commercialization and further development of vilazodone; clinical development activities for Stedivaze, including a Phase III clinical development program; continued development of our other drug candidates; and working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

In June 2010, we sold to the public 2.2 million shares of our common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to us are expected to be approximately $29.8 million after deducting underwriting commissions and estimated expenses payable by us associated with this transaction.

We believe that our cash, including the estimated net proceeds from the financing transaction completed in June 2010, will be sufficient to fund our operations through March 2011. Therefore, we will need additional capital to commercialize vilazodone and continue the development of Stedivaze beyond March  2011.

Vilazodone

Our lead drug candidate, vilazodone, is a novel dual-acting modulator of serotonin neurotransmission in development for the treatment of MDD with the potential for follow-on indications including Generalized Anxiety Disorder and other related mood disorders. Vilazodone is a selective and potent inhibitor of serotonin reuptake and a partial agonist at the 5-HT1A receptor. MDD is a common mood disorder but, despite advances in the understanding of pharmacotherapy and the ongoing development of new agents, overall effectiveness of existing approved therapies is unsatisfactory. For example, approximately two-thirds of patients do not achieve remission with first-line treatment with a selective serotonin reuptake inhibitor (“SSRI”) [STAR*D Study, January, 2006 American

Journal of Psychiatry]. Common causes for noncompliance or discontinuation of antidepressant therapy include lack of effectiveness and safety and tolerability issues, including antidepressant induced sexual dysfunction, weight gain, and neurological and gastrointestinal effects [Ashton, et al. Antidepressant-Related Adverse Effects Impacting Treatment Compliance: Results of Patient Survey, March/April 2005, Current Therapeutic Research].

We have completed two consecutive, randomized, double-blind, placebo-controlled Phase III clinical trials in which vilazodone achieved statistically significant results compared to placebo on the primary efficacy endpoint and on secondary endpoints related to symptoms of MDD and to global improvement. Vilazodone was generally well-tolerated; the most common adverse events considered to be drug-related were diarrhea, nausea and insomnia. In addition, vilazodone’s impact on sexual function was similar to placebo when measured by quantitative, validated scales. Patient-reported adverse events related to sexual function, although infrequent, were more common on vilazodone than placebo. A statistically significant improvement in symptoms of anxiety associated with MDD, as measured by the Hamilton Anxiety Scale (“HAM-A”) a secondary endpoint of the studies, was also observed. Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the drug product, we submitted an NDA for vilazodone with the FDA on March 22, 2010, which was accepted for review by the FDA on May 21, 2010, with an assigned PDFUA date of January 22, 2011. Vilazodone is a New Chemical Entity and is currently not approved by the FDA or marketed for sale in any country.

The U.S. market for antidepressants in 2009, as defined by IMS Health’s National Prescription Audit, indicated that more than 212 million prescriptions were written. This represents a growth rate of 2% over 2008 prescriptions. SSRIs and selective norepinephrine reuptake inhibitors lead the category of products prescribed for depression, and, according to IMS Health’s National Sales Perspective, the U.S. market for antidepressants was roughly $12.0 billion in 2009.

We hold exclusive rights to develop and commercialize vilazodone pursuant to a license agreement we entered into with Merck KGaA, Darmstadt, Germany (“Merck”), in 2004. Under the terms of our agreement with Merck, if we are successful in the continuation of our development of vilazodone, we will be obligated to pay Merck certain additional milestone payments, all of which are payable in our common stock. Specifically, a milestone payment of €12.5 million was payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union for the first indication of vilazodone. This payment was made on May 21, 2010, when the NDA, as filed on March 22, 2010, was accepted for review by the FDA. We issued 921,000 shares of our common stock as a result of achieving this milestone. In addition, separate €9.5 million payments would be payable to Merck within 30 days of receipt of (a) approval of the NDA or MAA, and (b) on the first sale of vilazodone in the U.S. or the European Union. Merck will also be entitled to certain royalty payments if we are successful in commercializing vilazodone, and to a certain share of milestone payments from third parties if we sublicense vilazodone.

Stedivaze

Our second late-stage drug candidate, Stedivaze, is a highly selective AR2A agonist in development as a coronary vasodilator for nuclear-SPECT myocardial perfusion imaging. We began enrollment of our first Phase III clinical trial for Stedivaze in November 2009, and expect to begin our second Phase III clinical trial during the fiscal year ending March 31, 2011. Both of these Phase III studies will evaluate the safety and efficacy of Stedivaze for use as a pharmacologic stress agent in nuclear myocardial perfusion imaging, a method for evaluating blood flow to the heart, and also compare the tolerability of Stedivaze to adenosine, a standard pharmacologic stress agent used in myocardial perfusion imaging scans, when administered as an intravenous bolus injection.

Data from the clinical trials thus far completed for Stedivaze shows its potential for best-in-class attributes related to its adverse event, tolerability, pharmacokinetics and target binding affinity profiles and its mode of administration as a fixed dose intravenous rapid bolus.

Results from our two recent Phase I studies of Stedivaze also demonstrated that Stedivaze was safe and well tolerated in patients with asthma and chronic obstructive pulmonary disease (“COPD”). Currently available adenosine agonists must be used with caution or are contraindicated in patients with asthma and COPD. The high selectivity of Stedivaze offers a potential advantage for the safe use in this population, accounting for approximately

10% of the 7.6 million myocardial perfusion imaging tests performed annually [Eliana Reyes, MD, et al. Adenosine myocardial perfusion scintigraphy in obstructive airway disease. Journal of Nuclear Cardiology, November/December 2007]. In 49 patients with mild to moderate asthma and 50 patients with moderate to severe COPD, Stedivaze had no effect on pulmonary function tests. Results of both of these trials support the continued study of Stedivaze in patients with asthma and COPD.

More than 7 million myocardial perfusion imaging tests were performed in the United States in 2009 to determine the extent and location of cardiac ischemia, the effectiveness of percutaneous coronary intervention or coronary artery bypass grafting surgeries, or the prognosis after myocardial infarction [AMR Monthly Monitor]. Over 3.5 million, or approximately 50%, of these tests required the use of a pharmacological agent to generate maximum coronary blood flow in lieu of or in addition to exercise [AMR Monthly Monitor] with an average selling price for each agent per procedure of approximately $200 [MediSpan Price Rx database, accessed on January 25, 2010]. Based on these figures, we believe the value of the U.S. branded market for vasodilators used in myocardial perfusion imaging is approaching $800 million annually.

Other Therapeutics in Development

ATL313 is a selective AR2A agonist in preclinical development as a topical treatment for glaucoma that has shown significant effects on lowering intra-ocular pressure in both small and large animal models. Santen has exercised its option to further develop ATL313 for the treatment of glaucoma and plans to file an Investigational New Drug (“IND”) for the drug with the FDA for this indication as soon as practicable, which is expected to be within the next twelve months. ATL313 is also the subject of a license agreement with CombinatoRx for the development of treatments for B-cell cancers, including multiple myeloma. Under this collaboration, CombinatoRx will be responsible for both preclinical and clinical development. ATL313 and other AR2A agonists are also being evaluated by us in animal models of chronic pain and multiple sclerosis.

We are developing ATL844 for the treatment of asthma and/or diabetes, both of which are growing, multi-billion dollar markets. Acting as an AR2B antagonist, this compound has shown significant pharmacodynamic effects in animal models for both asthma and diabetes. We are proceeding with a toxicology and chemistry program and, with success, we would expect to file an IND to continue the development of this compound in human trials. ATL844 is also the subject of an option agreement for an exclusive license by Novartis for the treatment of asthma and diabetes.

ATL1222 is a highly selective AR2A agonist in development as an anti-inflammatory agent for the treatment of acute inflammatory conditions based on effects demonstrated in animal models. ATL1222 is being evaluated in pharmacodynamic studies and, with success, we would expect to file an IND to continue the development of this compound in human trials.

AVN316 is small molecule that potently inhibits the beta-catenin pathway in a variety of model systems. This compound and program is under consideration for further development and potential partnering.

Company History

We were formed in 1972 and, through a series of acquisitions and dispositions over the past several years, have emerged as a company focused primarily on the development and commercialization of novel therapeutics.

On October 6, 2005, we acquired Genaissance Pharmaceuticals, Inc., or Genaissance, including its in-licensed drug candidate, vilazodone. Since the acquisition of Genaissance, vilazodone has advanced through two positive Phase III clinical trials to an NDA filing with the FDA on March 22, 2010, which was accepted for review by the FDA on May 21, 2010 and assigned a PDFUA date of January 22, 2011. We also acquired the assets which we developed and commercialized as the FAMILION family of tests for inherited cardiac syndromes, including cardiac channelopathies and cardiomyopathies, which are marketed to healthcare providers to assist in the diagnosis and management of complex cardiac diseases.

In calendar 2006, we changed the name of Genaissance to Cogenics Inc., or Cogenics, and formed PGxHealth, LLC, or PGxHealth, to centralize the development and commercialization of vilazodone and the FAMILION tests.

On August 23, 2007, we acquired Epidauros Biotechnologie A.G., or Epidauros. Included in this acquisition was an intellectual property portfolio that included biomarkers in genes relating to prominent drug transporters, such as MDR1, MRP1 and OCT1, and important cytochrome P450 drug metabolizing genes including CYP2B6 and CYP2D6. These genes and specific markers of these genes play an important role in determining response in individuals to drugs in a wide variety of therapeutic classes, including response to clopidogrel, an antiplatelet agent used to inhibit blood clots in coronary artery disease, peripheral vascular disease and cerebrovascular disease. These biomarkers contribute to our position with respect to advancing our test development and potentially supporting development and advancement of our therapeutics. Following the Epidauros acquisition, we assigned this intellectual property portfolio to PGxHealth.

On August 4, 2008, we acquired the assets of Adenosine Therapeutics, LLC, or Adenosine Therapeutics, a developer of drug products based on its extensive portfolio of selective adenosine receptor modulators, including Stedivaze. This acquisition provided our preclinical pipeline of adenosine compounds targeted for use in therapeutic areas with large market potential and unmet needs including asthma, diabetes, coronary vasodilators and ophthalmic treatments. Stedivaze, a highly selective AR2A agonist, is positioned to be a best-in class and best-in-category vasodilator for myocardial perfusion imaging.

On October 27, 2008, we entered into a definitive merger agreement to acquire Avalon Pharmaceuticals, Inc., or Avalon. Avalon is a biopharmaceutical company focused on the discovery, development and commercialization of cancer therapeutics. This acquisition was completed on May 28, 2009.

On September 30, 2009, we purchased at auction all the assets of Epix Pharmaceuticals, Inc., or Epix, related to the PRX-08066 drug program, which is a selective 5-HT2B antagonist in Phase II development for pulmonary hypertension.

As part of our decision to focus our efforts solely on the development and commercialization of therapeutics, we sold the Cogenics division in April 2009.

With the sale of Cogenics completed and with the acquisition of the assets of Adenosine Therapeutics and Avalon, we have transformed the company to one focused on the development of late-stage novel compounds that have the potential to be commercialized as first-in-class, best-in-category, or both.

For a description of our revenue, loss from operations, and total assets, please see the Consolidated Financial Statements contained in Item 15.

OUR INDUSTRIES

Therapeutic Development

Drug development occurs in stages grouped into preclinical and clinical, with the latter conducted in three not necessarily discrete phases. Typically, chemical libraries are screened to identify lead compounds that have been determined to bind to specific targets, interrupt certain pathways, or for other reasons are believed to be rational candidates for progression into in vitro and in vivo studies to determine their pharmacodynamic, pharmacokinetic and toxicological profiles. These data are then compiled to support the filing of an IND with the FDA or a similar application with other national or regional regulatory agencies. Once the compound is approved for dosing in humans, clinical studies are conducted to establish the pharmacology, safety and efficacy of the compound for the intended indication. Finally, an NDA is filed with the FDA for marketing approval in the U.S. or a similar application for marketing approval is filed in other countries or regions. If approved by the FDA or equivalent regulatory authority outside of the U.S., the drug can be marketed although additional studies and/or surveillance may be required. Overall, the process of moving a compound from identification through approval can take more than 10 years. The odds of failure are high, with only 1 of every 5,000 to 10,000 compounds gaining marketing approval.

Genetic Tests

Many health plans and employers view genetic and biomarker testing as an important next step in managing healthcare costs. We are working directly with thought leaders, leading academic institutions, physicians, hospitals, payors, professional associations, healthcare coalitions, information technology companies and other healthcare constituents to set the stage for market introduction and adoption of these tests. We have continued to expand both the menu of genetic tests we offer for inherited cardiac syndromes as well as third-party payor coverage and to apply our expertise to the development and commercialization of other genetic tests related to these heritable diseases and to drug response.

OUR COMPANY

Our Strategy

We are focused on the acquisition, development and commercialization of best-in-class and/or first-in-class therapeutics. We have been opportunistic in identifying compounds that fit this strategy and that we were able to acquire on favorable terms. Our first late-stage drug candidates is vilazodone, a dual-acting selective and potent serotonin reuptake inhibitor and 5-HT1A partial agonist for which an NDA was filed with the FDA on March 22, 2010. Our NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with an assigned PDUFA date of January 22, 2011. Our second late-stage drug candidate is apadenoson, trademarked Stedivaze, an AR2A agonist and potential best-in-class coronary vasodilator for use in nuclear-SPECT myocardial perfusion imaging, currently in Phase III clinical development. In addition, we have a pipeline of preclinical compounds in development for disorders with large markets and unmet needs. Some of these compounds are within reach of first-in-human studies in the coming fiscal year.

In support of our strategy, we are:  (i) advancing vilazodone through the NDA process, marketing approval and commercialization phases; (ii) continuing to advance Stedivaze through its Phase III clinical programs toward the goal of an NDA submission; (iii) advancing our preclinical pipeline of therapeutics and potentially of related biomarkers consistent with program objectives; (iv) developing, acquiring and/or in-licensing other therapeutics; and (v) leveraging our know-how and expertise in drug and genetic biomarker development to achieve all aspects of our business strategy.

Our Pharmaceutical Pipeline

Vilazodone

About Depression

Depression is a common mood disorder with significant morbidity and mortality. The National Institute of Mental Health estimates that MDD affects approximately 18.1 million adults in the U.S. Further, approximately 60% of MDD patients have a comorbid psychiatric condition, including anxiety-related disorders and posttraumatic stress disorder [Rush A. et al., Comorbid psychiatric disorders in depressed outpatients: Demographics and clinical features. J Affect Disord 2005 Jul 87 (1):43-55]. Despite advances in the understanding of pharmacotherapy and the ongoing development of new agents, overall effectiveness of existing approved therapies is unsatisfactory. For example, approximately two-thirds of patients do not achieve remission with first-line treatment with an SSRI [STAR*D Study, January, 2006 American Journal of Psychiatry].

Common causes for noncompliance or discontinuation of antidepressant therapy include lack of effectiveness, and safety and tolerability issues, including antidepressant induced sexual dysfunction, weight gain, and neurological and gastrointestinal effects [Ashton, et al., Antidepressant-Related Adverse Effects Impacting Treatment Compliance: Results of Patient Survey, March/April 2005, Current Therapeutic Research].

Market Opportunity and Competition

Today, no single drug holds more than a 25% share of the antidepressant market. If approved by the FDA for marketing, vilazodone’s potential competitors would include: Pfizer’s Zoloft (sertraline); Wyeth’s Effexor IR and XR (venlafaxine); Forest’s Lexapro (escitalopram); Eli Lilly’s Cymbalta (duloxetine) and Prozac (fluoxetine); GlaxoSmithKline’s Paxil (paroxetine); and Labopharm’s Oleptro (trazodone).

More than 212 million prescriptions were written for antidepressants in 2009, with commonly prescribed agents accounting for approximately $12 billion [IMS Health’s National Prescription Audit and National Sales Perspective].

About Vilazodone

We are proceeding with the development of vilazodone for the treatment of depression under the terms of an exclusive worldwide license agreement with Merck entered in 2004. Vilazodone is a dual-acting modulator of serotonin neurotransmission, as it is both a selective and potent serotonin reuptake inhibitor, a mechanism of action proven successful as a first-line therapy for MDD, and a partial agonist of the 5-HT1A receptor, a mechanism of action shown to be effective in treating mood disorders, including anxiety and depression. These mechanisms combine to increase serotonin levels in synapses in the brain, by inhibiting serotonin reuptake and by interfering with an innate signal to reduce serotonin production.

In February 2006, we initiated the first of two randomized, double-blind, placebo-controlled Phase III studies of vilazodone for the treatment of MDD; this study enrolled 410 patients and was completed in March 2007. This trial met its primary endpoint of superiority of vilazodone compared to placebo in the improvement of symptoms of depression as measured by mean change from baseline to the end-of-treatment in the Montgomery-Asberg Depression Rating Scale (“MADRS”), with a p-value of 0.001. Secondary endpoints including the Hamilton Depression Rating Scale (“HAM-D”) (p = 0.022) and the Clinical Global Improvement and Clinical Global Severity Scores, which were also statistically significant in favor of vilazodone-treated patients compared to placebo-treated patients. There was also a statistically significant improvement in symptoms of anxiety associated with depression, as measured by HAM-A (p=0.031). The most common adverse events associated with vilazodone treatment in this study were nausea, diarrhea and somnolence. In this study, effects on sexual function for vilazodone-treated patients were similar to that of placebo-treated patients as measured by change in the Arizona Sexual Experience Scale. Results from the first Phase III study of vilazodone were published in March 2009 in the Journal of Clinical Psychiatry [Rickels K, et al., J Clin Psych 2009 Mar 70(3):326-33].

As a result of the completion of this first Phase III study and under the terms of our agreement with Merck, we issued 135,000 shares of our common stock as a milestone payment to Merck in December 2007. All of the shares issued to Merck are unregistered but carry certain demand and incidental registration rights, as provided under the agreement.

In March 2008, we initiated our second Phase III study which was completed in March 2009. This study was a randomized, double-blind, placebo-controlled trial of 481 patients with MDD conducted in the U.S. The study achieved its primary endpoint of demonstrating a reduction in the symptoms of depression, as measured by a statistical separation from placebo in the MADRS, with a p-value of 0.009, after up to 8 weeks of treatment. Vilazodone also met a key secondary endpoint as demonstrated by a statistically significant reduction in depression symptoms, compared to placebo, measured by mean change from baseline on the HAM-D, with a p-value of 0.026. These two rating scales are the most common psychometric measures of response to antidepressants used in clinical trials for regulatory approval. There was also a statistically significant improvement in symptoms of anxiety associated with depression, as measured by the HAM-A, with a p-value of 0.037. The effects of vilazodone on sexual function were comparable to placebo, as measured by a validated sexual function scale, the Changes in Sexual Function Questionnaire. In addition, vilazodone was generally well tolerated. The discontinuation rate due to adverse events for patients on vilazodone was 4.3% vs. 1.7% for who received placebo. In this study, the most common adverse events associated with vilazodone included diarrhea, nausea and insomnia.

A long-term safety study of vilazodone was initiated in December 2007 and completed in June 2009. The findings of this open-label study related to adverse events and other measures of safety were consistent with those of the two 8-week placebo-controlled studies. The most common adverse events were diarrhea, nausea and headache. Exposure of patients to vilazodone in the development program meets the minimum requirements as recommended by the FDA and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, for chronic diseases.

Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the drug product, we filed an NDA for vilazodone with the FDA on March 22,

2010. On May 21, 2010, the FDA accepted the NDA filing. As a result of the achievement of this milestone, under the terms of our agreement with Merck, we issued 921,000 shares of our common stock as a milestone payment to Merck. All of the shares issuable to Merck are unregistered but carry certain demand and incidental registration rights, as provided under the agreement. The assigned PDUFA date for marketing approval of vilazodone is January 22, 2011. Vilazodone is currently not approved for marketing by the FDA.

We continue to prepare for the earliest possible commercialization of vilazodone. Over the last year, we have engaged a medical education firm to develop and continue to execute a fully integrated publication and education plan. This publication plan will provide the medical community the opportunity to review pharmacodynamic and clinical information on vilazodone.

In calendar 2009, we formed a relationship with an award winning, full service advertising and marketing agency in order to assist with market research, branding and promotions to be initiated after FDA approval. The vilazodone branding and promotional preparation continue to progress, on target for the earliest possible FDA approval.

In addition, we have begun to increase our marketing and sales related personnel in an efficient and fiscally responsible manner.

Stedivaze

Overview

Stedivaze is a selective AR2A agonist in development as a coronary vasodilator for nuclear-SPECT myocardial perfusion imaging. Data from the clinical development program have demonstrated Stedivaze’s potential for best-in-class attributes related to its adverse event, tolerability, pharmacokinetic and target binding profiles and its mode of administration as an intravenous rapid bolus fixed dose. We began enrollment in our first Phase III clinical trial for Stedivaze, the ASPECT 1 trial (Apadenoson Single Photo Emission Computed Tomography), in November 2009 and expect to begin our second Phase III clinical trial (ASPECT 2) during our fiscal year ending March 31, 2011. Both of these Phase III studies will evaluate the safety and efficacy of Stedivaze for use as a pharmacologic stress agent in nuclear-SPECT myocardial perfusion imaging, a method for evaluating blood flow to the heart, and also compare the tolerability of Stedivaze to adenosine, a standard pharmacologic stress agent used in myocardial perfusion imaging scans, when administered as an intravenous bolus injection.

About Myocardial Perfusion Imaging

Myocardial perfusion imaging is used as a primary screen to identify the presence of coronary artery disease as evidenced by detection of areas of poor blood flow in the heart that can be caused by plaques or constrictions that reduce or block the normal flow of blood. A pharmacologic stress agent is used to temporarily increase blood flow in order to define areas of the heart that may be receiving reduced blood flow under rest and stress conditions. The A2A receptor is the adenosine receptor subtype that mediates coronary artery vasodilation, or the widening of blood vessels that supply the heart muscle [Shryock, J.C., Snowdy, S., Baraldi, P.G., et al., Circulation, 1998, pp 711-718].

Market Opportunity and Competition

More than 7 million myocardial perfusion imaging tests were performed in the United States in 2009 to determine the extent and location of cardiac ischemia, the effectiveness of percutaneous coronary intervention or coronary artery bypass grafting surgeries, or the prognosis after myocardial infarction [AMR Monthly Monitor]. Over 3.5 million, or approximately 50%, of these tests required the use of a pharmacological agent to generate maximum coronary blood flow in lieu of exercise [AMR Monthly Monitor]. For the past 13 years, the myocardial perfusion imaging market has grown at a compound annual growth rate of almost 11% per year [AMR Monthly Monitor]. For the twelve-month period ending June 2009, the leading vasodilator for myocardial perfusion imaging studies is Adenoscan, or adenosine, which had sales of about $300 million [The Myocardial Perfusion Study Market Guide, Jul-Dec 2008 & Jan-Jun 2009, USA. Produced by AMR Inc., Malvern PA]. CV Therapeutics, Inc. has developed Lexiscan, which has been approved by the FDA. Labeling for Lexiscan shows that it is administered as a single-bolus intravenous injection but that it has a comparatively un-differentiated incidence of adverse effects when compared to adenosine. Although the coronary vasodilation evoked by these agents results from activation of the adenosine A2A receptor, their activity on the other 3 adenosine receptor subtypes (A1, A2B, A3), as well as a prolonged duration of action, may produce unwanted side effects. The current U.S. market opportunity value approaching $800 million has been limited somewhat by the adverse event profile of these compounds; we believe the market opportunity is substantially greater for a compound that fully meets the clinical need [Broadpoint Capital, Inc., April 11, 2008; Morgan Stanley, January 27, 2009]. As validation for the potential of this class, Lexiscan, which was first sold in June 2007, generated roughly $120 million in sales for the twelve months ended June 2009 [The Myocardial Perfusion Study Market Guide, supra. p.7]. Lexiscan is forecasted to achieve worldwide sales of $410.8 million by 2012 [Morgan Stanley, January 27, 2009].

About PRX-08066

We purchased all the assets related to PRX-08066 from Epix in September 2009. PRX-08066 is a 5-HT2B receptor antagonist in Phase II of development for pulmonary hypertension and related disorders, including pulmonary arterial hypertension. PRX-08066 has shown positive pharmacodynamic effects in animal models of pulmonary hypertension, as well as in hypoxia-induced pulmonary hypertension in healthy subjects, and in patients with pulmonary hypertension associated with COPD. We are evaluating our options for the continued development of this compound in pulmonary arterial hypertension and related disorders. This may include additional preclinical studies of pharmacodynamics or new clinical trials.

Preclinical Therapeutic Development Programs

ATL313

ATL313 is a selective AR2A agonist in preclinical development as a topical treatment for glaucoma that has shown significant effects on lowering intra-ocular pressure in both small and large animal models. Santen has exercised its option to further develop ATL313 for the treatment of glaucoma and plans to file an IND for the drug for this indication as soon as practicable, which is expected to be within the next twelve months. ATL313 is also the subject of a license agreement with CombinatoRx for the development for the treatment of B-cell cancers, including multiple myeloma. Under this collaboration, CombinatoRx will be responsible for both preclinical and clinical development. ATL313 and other AR2A agonists are also being evaluated by us in animal models of chronic pain and multiple sclerosis.

ATL844

We are developing ATL844 for the treatment of asthma and/or diabetes, both of which are growing, multi-billion dollar markets. Acting as an AR2B antagonist, this compound has shown significant pharmacodynamic effects in animal models for both asthma and diabetes. We are proceeding with a toxicology and chemistry program and, with success, we expect to file an IND to continue the development of this compound in human trials. ATL844 is also the subject of an option agreement for an exclusive license with Novartis for the treatment of asthma and diabetes.

ATL1222

ATL1222 is a highly selective AR2A agonist in development as an anti-inflammatory agent for the treatment of acute inflammatory conditions based on effects demonstrated in animal models. ATL1222 is being evaluated in pharmacodynamic studies and, with success, we would expect to file an IND filing to continue the development of this compound in human trials.

AVN316

AVN316 is a small molecule that potently inhibits the beta-catenin pathway in a variety of model systems. This compound and program is under consideration for further development and potential partnering.

Strategic Acquisitions

We continually evaluate opportunities that may provide us with, among other things, new compounds in clinical development, promising biomarkers preferably with intellectual property protection, new technologies and key personnel or capabilities that could augment these efforts. From time to time, we may pursue acquisitions which we believe will meet these or other preclinical and clinical program goals.

Our Genetic Tests

The FAMILION family of tests identifies mutations in genes associated with inherited cardiac syndromes including cardiac channelopathies such as Long-QT Syndrome (“LQTS”), Brugada Syndrome (“BrS”), Catecholaminergic Polymorphic Ventricular Tachycardia (“CPVT”) and Short QT Syndrome (“SQTS”), and in genes associated with cardiomyopathies including Hypertrophic Cardiomyopathy (“HCM”), Arrhythmogenic Right Ventricular Cardiomyopathy (“ARVC”), Dilated Cardiomyopathy (“DCM”) and Conduction Disease associated with DC (“CD-DCM”).

We are continuing to develop and commercialize genetic and related biomarker tests that will assist providers and payors in determining the most appropriate therapeutic intervention for a particular patient. These tests are developed based on our know-how and expertise, in partnership with thought leaders and leading healthcare institutions, and intellectual property that we have developed on our own, licensed from others, or acquired from other parties.

The FAMILION Family of Tests

According to the Centers for Disease Control and Prevention each year 400,000 Americans die suddenly and unexpectedly due to cardiac arrhythmias, with about 4,000 of these deaths occurring in people under the age of 35 [Sudden Arrhythmia Death Syndromes Foundation (“SADS”) citing CDC 2002]. Some of these deaths, especially those of young seemingly healthy people, are due to cardiac channelopathies, such as LQTS, BrS, and CPVT and to cardiomyopathies, such as HCM, ARVC and DCM. These conditions may predispose affected individuals to abnormal heart rhythms, known as arrhythmia, which can cause symptoms ranging from syncope, or fainting, to sudden cardiac arrest if left undiagnosed and untreated. Once detected, treatment options may include life-style modification, the prescription or avoidance of specific classes of drugs, and the insertion of an implantable cardioverter/defibrillator.

Launched in 2004, the LQTS and BrS tests were the first test offerings. LQTS is a genetic disorder that is three times more common than childhood leukemia [SADS Foundation]. The clinical presentation of LQTS and the subtype as indicated by the results of genetic testing are associated with both the probability and lethality of cardiac events. The onset of BrS is primarily during adulthood and, if untreated, the mean age of death is approximately 40 years of age.

In October 2007, a test for CPVT was added to the test menu. CPVT is considered to be highly lethal with the overall mortality of untreated disease estimated to be 30-50% [Mohamed U, et al., J Cardiovasc Electrophysiol. 2007; 18(7):791-7].

In May 2008, we began offering a genetic test for HCM, an autosomal dominant disease that affects 1 in 500 people [Keren A, et al., Nature, 2008; 5(3):158-68]. As the most prevalent cardiomyopathy, it is the major cause of sudden death in people under 30 years of age.

In November 2008, we began offering a genetic test for ARVC, a progressive cardiomyopathy characterized by loss of heart muscle cells and replacement with fatty and fibrous tissue. Prevalence estimates for ARVC range from 1 in 5,000 to 1 in 1,250 [Muthappan P, Calkins H, Prog Cardiovasc Dis. 2008;51:31-43; Peters S., Int J Cardiol. 2006;113:4-11].

In November 2009, we began offering a genetic test for DCM, an inherited progressive heart disease with no known cure. Early diagnosis enables the patient to receive treatments to slow the progression of the disease.

In March 2009, the Heart Failure Society of America issued Practice Guidelines on Genetic Evaluation of Cardiomyopathy [Hershberger et al., Journal of Cardiac Failure 2009;15:83-97]. The guidelines indicated substantial progress in understanding the genetic basis of cardiomyopathy. The guidelines also stated that genetic testing should be considered for the one most clearly affected person in a family and that the primary value, and the primary reason to seek genetic testing for the genetic cardiomyopathies, is to more accurately predict the risk of a family member developing cardiomyopathy who at the present has little or no clinical evidence of cardiovascular disease.

A joint guideline issued by the American College of Cardiology, the American Heart Association, and the European Society of Cardiology, titled ACC/AHA/ESC 2006 Guidelines for Management of Patients With Ventricular Arrhythmias and the Prevention of Sudden Cardiac Death, emphasizes the importance of the medical profession in critically evaluating the use of diagnostic procedures and therapies. The guidelines, as published in Circulation [2006;114:1088-1132], recommend genetic testing for LQTS, CPVT, and BrS for the management of patients with ventricular arrhythmias and prevention of sudden cardiac death.

In May 2010 we expanded the FAMILION BrS test to include seven BrS genes. We also began offering genetic tests for SQTS and familial CD-DCM. 40-50% of patients with a high suspicion for familial Conduction Disease will have a mutation in the genes shown to cause CD-DCM. [Fatkin D, et al., New England Journal of Medicine,1999;341:1715-24. Hersberger RE, et al., supra., p. 9]

Challenges in Reimbursement

Some of the greatest challenges associated with genetic testing are the complicated pricing and reimbursement structures of the major payors and the out-dated Clinical Laboratory Fee Schedule codes often used by private and public payors. We have made significant progress in our efforts to contract with private and government health insurers for test coverage and reimbursement. The FAMILION LQTS, BrS, and FAMILION family tests and the FAMILION HCM and FAMILION HCM Family tests received S-codes in October 2008 and April 2009, respectively. S-codes should speed the adoption of these tests by private insurers. In October 2008, we became an in-network provider with Aetna for healthcare coverage of our FAMILION LQTS and Family tests. We are utilizing our national contract with the Blue Cross Blue Shield Association signed in December 2008 to work with individual BCBS companies to provide their customers with access to our FAMILION Family of Tests. In June 2009, we became an in-network provider for Humana for our FAMILION LQTS and associated family test. In addition, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia. These providers and other private payers with positive coverage policies offer access to genetic testing for nearly 280 million patients.

OTHER BUSINESS MATTERS

Government Regulation

Regulation by governmental entities in the U.S. and other countries are and will continue to be a significant factor in the development, manufacture and marketing of our products. Federal and state laws in the U.S. closely regulate the manufacture, safety, labeling, storage, record keeping, performance and marketing of human therapeutic and diagnostic products or services. The extent to which these regulations may apply to us varies depending on the nature of the product or service.

Protected patient health information and the information technology systems that store and manage this information in association with our commercial testing business are regulated by the Health Information Privacy and Portability Act known as HIPPA.

The Centers for Medicare & Medicaid Services regulates all non-research laboratory testing performed on humans in the U.S. under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations, has the responsibility for implementing and enforcing CLIA. So-called “laboratory-developed tests,” such as our FAMILION tests, are currently regulated under CLIA.

Our lead therapeutic compounds, vilazodone and Stedivaze, as well as our earlier stage products, will require approval by the FDA in the U.S. and by equivalent regulatory bodies in other countries in order to be marketed. Gaining marketing approval requires the completion of both non-clinical and clinical studies and post-marketing safety surveillance, in addition to manufacture of the active pharmaceutical ingredient and the drug product(s), all in accordance with applicable regulations. This process can take many years and requires the expenditure of substantial resources. Delays in obtaining marketing approval or clearance could delay the commercialization of any therapeutic or diagnostic products developed by us or our collaborators, impose costly processes and procedures, diminish competitive advantages and reduce our potential revenues or royalties. Any products we or our collaborators develop may not receive regulatory approval in a timely fashion or at all. The development of vilazodone and Stedivaze, as well as our earlier stage products, are subject to applicable Good Laboratory Practices (“GLP”), Good Clinical Practice (“GCP”) and current Good Manufacturing Practices (“cGMP”), as promulgated by the FDA and other regulatory agencies and provided to the industry in guidance and other regulatory documents. We believe we are in compliance with applicable regulations and employ consultants as needed to advise us throughout our development programs. We conduct audits of laboratory and manufacturing sites and monitor and audit clinical investigators to assure their compliance.

Patents and Proprietary Technology

We rely on patents, trade secrets, and non-disclosure/confidentiality agreements to develop and maintain our competitive position. All employees are required to execute agreements providing that all inventions conceived by them while employed by us are our exclusive property.

As of March 31, 2010, we have a patent estate consisting of:

•	One pending U.S patent application, four pending U.S. provisional patent applications, and one pending international patent application under the Patent Cooperation Treaty relating to genetic markers associated with response to antidepressants, namely vilazodone, composition of vilazodone and methods of use;

•	One issued U.S. patent (expiry date of June 2024) and one pending U.S. patent application relating to Stedivaze formulation and process of preparation;

•	Two pending U.S. provisional patents relating to LQTS;

•	Two issued U.S. patents (expiry dates of May 2024 (compound) and December 2025 (method of treatment)), three pending U.S. patent applications, three issued foreign patents in India, Mexico and New Zealand, forty-two pending foreign patent applications in Europe, Canada, Japan, Australia, and eighteen other countries, and one pending international patent application under the Patent Cooperation Treaty relating to substituted pyrimidine compounds and methods of use;

•	Three pending U.S. patent applications, sixteen pending foreign patents in Europe, Canada, Japan, Australia and twelve other countries, one pending international patent application under the Patent Cooperation Treaty relating to ATL313;

•	Two issued U.S. patents (expiry dates of November 2025 (composition of matter) and May 2027 (process of manufacturing)), three pending U.S. patent applications, four issued foreign patents in Mexico, New Zealand, Russia and Singapore, thirty-two pending foreign patent applications in Europe, Canada, Japan, Australia and seventeen other countries relating to ATL844;

•	Three pending U.S. patent applications and two pending international patent applications under the Patent Cooperation Treaty relating to ATL1222;

•	One issued U.S. patent (expiry date of October 2027), one pending U.S. patent application, and thirteen pending foreign patent applications in Europe, Canada, Japan, Australia and nine other countries relating to ATL359;

•	Five issued U.S. patents (expiry dates of April 2025 (A2A antagonists), April 2027 (pyridyl substituted xanthines and derivatives of 8-substituted xanthines), May 2027 (pyrazolyl substituted xanthines) and August 2027 (A2B antagonists)), five pending U.S. patent applications, two pending U.S. provisional patent applications, and nineteen pending foreign patent applications in Europe, Canada, Japan, Australia and eight other countries relating to our adenosine-related product pipeline;

•	One pending U.S. patent application, thirteen pending foreign patent applications in Europe, Canada, Japan, Australia and nine other countries, and two pending international patent applications under the Patent Cooperation Treaty relating to beta catenin;

•	Two pending U.S. patent applications and five pending foreign patent applications in Europe, Canada and Japan relating to PLK3;

•	One pending U.S. patent application, one pending foreign patent application in Europe relating to compounds and methods for treating or preventing autoimmune diseases;

•	Three issued U.S. patents (expiry dates of March 2022 (colon cancer gene expression), July 2023 (pyrrole compounds for colon cancer) and February 2025 (compound centric signatures)), five pending U.S. patent applications and two pending foreign patent applications in Europe relating to cancer gene expression, therapeutic targets, AVN944 biomarkers, and identification of therapeutic agents;

•	One pending U.S. patent application, twenty issued foreign patents in Europe, Canada, Mexico, India, Korea, Singapore and South Africa, and seven pending foreign patent applications in Europe, Canada and Japan relating to MDR-1;

•	One issued U.S. patent (expiry date of May 2020) relating to CYP3AX;

•	One issued U.S. patent (expiry date of August 2021), and three pending foreign patent applications in Europe, Canada and Japan relating to CYP3A4 and CYP3A7;

•	Two pending U.S. patent applications, eleven issued foreign patents in Europe, and two pending foreign patent applications in Canada and Japan relating to the CYP2D6;

•	One pending U.S. patent application and nineteen issued foreign patents in Europe relating to CYP2B6;

•	One pending U.S. patent application and one pending foreign patent application in Europe relating to CYP2C8;

•	One pending U.S. patent application relating to MRP-1;

•	One pending U.S. patent application and two pending foreign patent applications in Europe and Canada relating to TPMT;

•	Three pending U.S. patent applications and one pending foreign patent application in Europe relating to OCT1;

•	Eleven issued foreign patents in Europe relating to CYP3A5;

•	One issued U.S. patent (expiry date of January 2021), nine issued foreign patents in Europe, and two pending foreign patent applications in Canada and Japan relating to hPXR;

•	One issued U.S. patent (expiry date of May 2021) relating to GSTT1;

•	One issued U.S. patent (expiry date of December 2024) relating to CDK5 genetic markers associated with galantamine response;

•	One issued U.S. patent (expiry date of April 2024) relating to methods of obtaining and using haplotype data;

•	One issued U.S. patent (expiry date of August 2018) relating to the method to evaluate the ability to metabolize pharmaceuticals and the compositions thereof; and

•	One issued U.S. patent (expiry date of May 2019) relating to UGT1.

In addition to the patents that we own, we have exclusively in-licensed rights under a variety of issued patents and pending patent applications as follows:

•	Eleven issued U.S. patents (expiry dates of September 2014 (composition of matter), April 2016 (intermediates), December 2019 (process), January 2020 (intermediates), May 2020 (novel uses), November 2020 (intermediates), May 2021 (novel uses), September 2022 (second medical use) and September 2023 (polymorphic forms)); three pending U.S. patent applications, three-hundred-thirty-nine issued foreign patents, fifty-four pending foreign patent applications and one pending international patent application under the Patent Cooperation Treaty owned by Merck relating to vilazodone, intermediates and polymorphic forms thereof, methods for manufacturing vilazodone, and methods of using vilazodone to treat depression, other anxiety disorders and other medical uses;

•	Four issued U.S. patents (expiry dates of June 2019), one pending U.S. patent application, seventy-two issued foreign patents, thirteen pending foreign patent applications, and one pending international patent application under the Patent Cooperation Treaty owned by the University of Virginia Patent Foundation relating to Stedivaze compositions, methods of using Stedivaze for myocardial perfusion imaging and other imaging modalities and a unit dose;

•	One issued U.S. patent (expiry date of May 2015) owned by the University of Massachusetts relating to a use for Stedivaze;

•	One issued U.S. patent (expiry date of May 2018) co-owned by the University of Virginia Patent Foundation and Penn State Research Foundation relating to methods for improving insulin sensitivity or stimulating glucose uptake;

•	One pending U.S. patent application, one issued foreign patent, and two pending foreign patent applications owned by the National Institutes of Health relating to methods for treating cancer;

•	Thirteen issued U.S. patents (expiry dates of July 2014 (method for treating restenosis with A2A agonists and treating inflammatory response with A2A agonists), March 2016 (method for treating inflammatory diseases with A2A agonists), February 2018 (use of A2B antagonists in treating respiratory diseases), February 2020 (A2B antagonists), January 2022 (treating inflammatory response), October 2022 (2-propynyl adenosine analogs having A2A agonist activity), July 2025 (allosteric enhancers of A1 adenosine receptors), March 2026 (agonist allosteric enhancers at human A1 adenosine receptors), May 2026 (ATL313 and other A2A agonists), October 2026 (2-polycyclic propynyl adenosine analogs having A2A activity) and May 2027 (ATL313 and other A2A agonists and 2-propynyl adenosine analogs having A2A agonist activity)), eleven pending U.S. patent applications, one pending U.S. provisional patent application, nine issued foreign patents, and fifteen pending foreign patent applications owned by the University of Virginia Patent Foundation relating to our substantial adenosine-related product pipeline;

•	Five issued U.S. patents (expiry dates of October 2016 (LQT1/KCNQ1), December 2016 (LQT1/KCNQ1), August 2017 (LQT1/KCNQ1), July 2018 (LQT2/KCNH2) and August 2019 (LQT2/KCNH2)), six issued foreign patents in Europe, Canada, Japan, Australia and one other country, and five pending foreign patent applications in Europe, Canada and Japan owned by the University of Utah relating to the diagnosis of inherited LQTS;

•	Five issued U.S. patents (expiry dates of October 2016 (LQT1/KCNQ1), December 2016 (LQT1/KCNQ1) and August 2017 (LQT1/KCNQ1)), six issued foreign patents in Europe, Canada, Japan, Australia and one other country, and two pending foreign patent applications in Europe and Canada owned by Genzyme Corporation relating to the diagnosis of inherited LQTS;

•	One pending U.S. patent application and three pending foreign patent applications in Europe, Canada and one other country and one pending international patent application under the Patent Cooperation Treaty owned by Newfound Genomics relating to the diagnosis of inherited ARVC;

•	Three pending U.S. patent applications, sixteen issued foreign patents in Europe, Japan, Australia and two other countries, and four pending foreign patent applications in Europe, Canada and Japan owned by CHU Tours relating to the use of the FCGR3A V158F variant to predict certain phenotypes, including rituximab efficacy;

•	One issued U.S. patent (expiry date of June 2017) controlled by Innate Pharma relating to genotyping the FCGR3A V158F variant;

•	One pending U.S. patent application owned by the University of Alabama-Birmingham relating to the use of certain FCGR2B variants to predict certain phenotypes;

•	One issued U.S. patent (expiry date of August 2015) owned by St. Jude Children’s Research Hospital (exclusively sublicensed to Prometheus Laboratories Inc. and Specialty Laboratories, Inc.) relating to genetic markers predictive of thiopurine toxicity;

•	One pending U.S. patent application owned by St. Jude Children’s Research Hospital (exclusively licensed to Specialty Laboratories, Inc.) relating to gamma glutamyl hydrolase activity;

•	One issued U.S. patent (expiry date of June 2012) owned by Yale University (exclusively sublicensed to Siemens Medical Solutions Diagnostics) relating to the coupled amplification and sequencing of DNA; and

•	One issued U.S. patent (expiry date of October 2020) owned by Vanderbilt University relating to a genetic marker predictive of drug-induced cardiac arrhythmia.

Backlog

Backlog is not meaningful to our business.

Employees

We had 160 full-time and 17 part-time employees as of March 31, 2010, all of whom are employed in the U.S. and Canada.

Environmental Matters

We do not believe that compliance with federal, state or local regulations relating to the protection of the environment has any material effect on our financial or competitive position.

Significant Customers and Geographical Information

No customer comprises 10% or more of our consolidated revenues. All of our revenue is derived from sales within North America.

Discontinued Operations

As part of our decision to focus on the development and commercialization of therapeutics and genetic tests from our growing portfolio of proprietary genetic biomarkers, we sold Vital Diagnostics in November 2006, Clinical Data Sales & Service in June 2007, Vital Scientific in October 2007, Electa Lab in November 2007, and our Cogenics segment in April 2009. Accordingly, we classified these businesses as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.

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

Investment in our securities involves a high degree of risk. Investors should carefully consider the following factors, among others, relating to Clinical Data:

Risk Factors Relating to Our Business and Operations

If we are unable to raise additional capital when needed in the future, we might be unable to execute our operating and development plans, and if we succeed in raising capital, we might dilute your percentage ownership of the common stock or might subject our company to fixed payment obligations and restrictive covenants.

Our projected uses of cash include cash to fund operations, including continued research and product development, sales and marketing, capital expenditures and existing debt service costs. We believe that our cash resources will be sufficient to fund our operations through March 2011. We will need additional funds to continue operations and for the development (including approval) of vilazodone and Stedivaze and other potential products.

Management is always evaluating and prioritizing additional sources of financing, and would consider any of the following options:

•	partnering opportunities for the marketing of vilazodone;

•	partnering opportunities for the development and marketing of Stedivaze;

•	sales of non-core assets; and/or

•	sales of equity and debt securities.

If we raise additional capital through the sale of equity securities, our existing stockholders will be diluted and earnings per share could decrease. Capital raised through debt financing would require us to make periodic payments of interest and principal and might impose restrictive covenants on the conduct of our business. Furthermore, additional financings might not be available on terms favorable to us, or at all. Moreover, the terms of our outstanding convertible notes restrict our ability to finance our operations through the issuance of additional debt or shares of common stock.

We cannot be certain that additional financing will be available in amounts or terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that might be required to grow or maintain our operations. If we are unable to obtain financing or partnering opportunities, we may be required to implement cost reduction strategies, including decreasing our expenditures on research and development expenses and sales and marketing expenses in anticipation of development and commercial launch of our products. The postponement or cancellation of any of these development and commercialization efforts could have a material adverse impact on our planned operations and future operating results.

Given our current product development efforts, which have resulted in significant net losses, we expect to incur further net losses for the foreseeable future.

We have incurred operating losses since the fiscal year ended March 31, 2006. At March 31, 2010, we had an accumulated deficit of $339.7 million. We expect to incur substantial additional operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase, particularly with respect to Stedivaze.

Moreover, to become profitable, we, either alone or with collaborators, must successfully develop, manufacture and market vilazodone, as well as our future product candidates, including Stedivaze, and other products and continue to leverage our existing technologies to generate revenue. This process of commercialization, especially as it relates to building a sales force and establishing distributions channels for vilazodone, for instance, will be time consuming and costly. It is possible that we will never have significant enough revenue to become profitable or sustain profitability.

If we are unable to obtain marketing approval of vilazodone, our results of operations will suffer.

In order to market our lead therapeutic candidate, vilazodone (as well as any other of our therapeutic products that successfully complete the clinical trial process), in the U.S., we will need to obtain marketing approval from the FDA. Our NDA for vilazodone was submitted on March 22, 2010, accepted for review by the FDA on May 21, 2010, and assigned a PDUFA date of January 22, 2011. While we have not yet submitted any application for marketing approval of vilazodone in any other jurisdiction, we would need the approval of equivalent regulatory authorities in any other country or territory in which we sought such approval.

If we are unable to obtain marketing approval for vilazodone, or if it is delayed, our business and results of operations would be adversely affected. A regulatory authority may deny or delay an approval because it was not satisfied with the structure or conduct of clinical trials or due to its assessment of the data we supply. A regulatory authority, for instance, may not believe that we have adequately established a product’s risk-benefit profile or adequately addressed negative safety signals. In addition, the FDA may convene an advisory committee concerning the vilazodone NDA that may not vote in support of approval of the NDA. While such a vote would not be binding on the FDA, it could harm the prospects for approval of our NDA. Clinical data are subject to varied interpretations, and regulatory authorities may disagree with our assessments of our data. In any such case, a regulatory authority could insist that we provide additional data, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies.

We may not successfully develop or derive revenues from any products.

Any pharmaceutical product that we or our collaborators are able to develop will fail to produce revenues unless we:

•	establish that they are safe and effective;

•	establish that they are clinically valid and useful;

•	successfully compete with other technologies and products;

•	ensure that they do not infringe on the proprietary rights of others;

•	establish that they can be safely manufactured in sufficient quantities at reasonable costs;

•	obtain and maintain regulatory approvals for them; and

•	market them successfully.

We may not be able to meet some or all of these conditions. We expect that it will be at least a year, if ever, before we will recognize significant revenue from the commercialization of vilazodone. For our other therapeutic and diagnostic products still in clinical trials, such as Stedivaze, we expect that it will be years before we will recognize revenue, if any, from the sales of such products.

We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure either directly or in collaboration with a third party, we may not be able to commercialize our product candidates successfully.

We plan to market or co-promote our products in the U.S. markets. We currently do not have any internal sales, distribution or marketing capabilities for pharmaceutical products. The development of a sales and marketing infrastructure for U.S. markets will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. These costs may be incurred in advance of any marketing approval. In addition, we may not be able to hire a sales force in the U.S. that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability, our operating results would be adversely affected.

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if we gain marketing approval of our drug candidates, physicians and patients may not accept and use them. Acceptance and use of these products may depend on a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	published studies demonstrating the safety and effectiveness of our drugs;

•	adequate reimbursement for our products from payors; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

The failure of our drugs, if approved for marketing, to gain acceptance in the market would harm our business and could require us to seek additional financing.

If our products are not granted adequate reimbursement from third-party payors, we may be unable to successfully commercialize them and we may never achieve widespread market acceptance of our products.

Our ability to successfully sell our drugs and other products in the U.S. and other countries depends on the availability of adequate reimbursement from third-party payors such as private insurance plans, managed care organizations and Medicare and Medicaid. Most of our revenues for such products are and will be dependent on customers who rely on third party reimbursement. Third-party payors may influence the pricing or perceived attractiveness of our products by regulating the maximum amount of reimbursement they provide or by not providing any reimbursement. Medical community or third-party healthcare payors may deny or delay acceptance of our products or may provide reimbursement at levels that are inadequate to support adoption of our products.

If these payors do not reimburse for our drugs, or only provide reimbursement significantly below the costs of such products, our potential market and revenues will be materially limited. Use of our products may never become widely reimbursed and the level of reimbursement we obtain may never be sufficient to permit us to generate substantial revenue.

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

Because a significant portion of our total assets are represented by goodwill and indefinite-lived intangible assets that are subject to mandatory annual and potentially interim impairment evaluations and definite-lived intangible assets that are reviewed for impairment if certain conditions exist, we could be required to write-off some or all of this goodwill and intangible assets, which may adversely affect our financial condition and results of operations.

Approximately 35.4%, or $35.0 million, of our total assets at March 31, 2010 are comprised of goodwill and indefinite-lived intangible assets, of which approximately $31.8 million is goodwill. Under U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually or more frequently if impairment indicators arise. The unamortized values of definite-lived intangibles are reviewed if certain conditions exist. There was no impairment charge during fiscal 2010. When we perform future impairment tests, it is possible that the carrying value of goodwill or intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to earnings in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

We might enter into new acquisitions that are difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

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

We are highly dependent upon the principal members of our management, legal and scientific staff, including Andrew J. Fromkin, our President and Chief Executive Officer, C. Evan Ballantyne, our Chief Financial Officer, Caesar J. Belbel, our Chief Legal Officer, Carol R. Reed, M.D., our Chief Medical Officer, and James P. Shaffer, our Chief Commercial Officer. The loss of the service of any of these persons or other senior managers and key scientific and other personnel could seriously harm our business operations, product development and commercialization efforts.

In order to conduct clinical trials and to market our drugs, we will have to develop approved methods to produce these drugs using appropriate quality controls and at commercially viable rates.

In order to conduct clinical trials and ultimately to market any drugs we may develop, we or our third party contractors will need to obtain chemicals and components and, in some cases, licenses for proprietary formulation technology necessary for the manufacture of the products from third parties. We or our contractors will then need to implement the necessary technology in order to produce the drugs to exacting standards set by us and regulatory authorities. This is an uncertain and time-consuming process; any disruption in it may delay or harm our ability to continue clinical development or commercialization of our products. For drugs which have reached the last stage of clinical trials, we or our contractors will have to develop methods to scale up the production of the drug at commercially viable rates. If we are not able to scale the process in a timely manner or do not have the ability to produce the drug economically, we may not be able to enter the market with a viable product. This would harm our financial and commercial prospects.

If we cannot successfully form and maintain suitable arrangements with third parties for the manufacturing of the products we may develop, our ability to develop or deliver products may be impaired.

We have little experience in manufacturing products for commercial purposes and do not have manufacturing facilities. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely on contract manufacturers for the production of products for development and commercial purposes. We have signed contracts with suppliers for the production of vilazodone material and tablets for our clinical trials and for commercial drug and drug product and have contracted for sufficient materials, so we are therefore completely reliant on these contract manufacturers to fulfill these requirements. In some cases, these third party manufacturers and suppliers are our sole source of drug product and/or tablets for vilazodone. Failure of those contract manufacturers would seriously harm our ability to successfully commercialize vilazodone and our ability to complete our clinical trial programs for any of our compounds in development and to have suitable product to commercialize.

New drug development is a lengthy and complex process, and we may be unable to commercialize any of the products we develop.

Before we can develop drugs and gain marketing approval, we need to accomplish some or all of the following:

•	identify compounds with chemical, pharmacokinetic, and pharmacodynamic properties appropriate for human development;

•	complete nonclinical studies related to the pharmacologic and toxicologic properties of the compound;

•	submit an IND to the FDA or equivalent application to other regulatory agencies to begin first-in-human studies;

•	undertake clinical trials to establish the efficacy, safety, and other aspects of our drug candidates;

•	successfully manufacture drug substance and drug product for clinical trial and commercial uses;

•	expend significant resources;

•	maintain and expand our intellectual property rights;

•	obtain, where necessary, marketing approvals from the FDA and other regulatory agencies for the intended indication; and

•	find collaborative partners with manufacturing and commercial capabilities for our current and future drug candidates.

The process of developing new drugs takes years. Our product development efforts may fail for many reasons, including:

•	the failure of products in the research and development stage;

•	the high cost of clinical trials and our lack of financial and other resources;

•	the inability to acquire sufficient resources to assist in conducting clinical trials; and

•	the inability to establish the safety and efficacy or clinical utility of our products.

Success in early clinical trials is not replicated often in later studies; few research and development projects result in commercial products. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for revenues from those product candidates. In addition, as we develop products, we may partner with third parties or be required to make significant investments in product development, marketing and selling resources. If a clinical study fails to demonstrate the prospectively defined endpoints of the study, we may abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business.

Our operations may be affected by unexpected problems frequently encountered in connection with the development and transition to other technologies and by the competitive environment in which we operate.

Even if we are successful in establishing genetic associations or in demonstrating safety and efficacy of a drug candidate in clinical trials, there is no guarantee that we will be successful in our product development efforts. Even if we develop products for commercial use, these products may not be accepted by the research, diagnostic, medical and pharmaceutical marketplaces or be capable of being offered at prices that will enable us to become profitable. Our products may not ultimately prove to be useful for commercial markets, meet applicable regulatory standards or be successfully marketed.

Covenants in our convertible notes restrict our financial and operational flexibility.

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

Obtaining the milestones set forth in some of our licensing agreements requires performance on the part of us and may also depend on the successful work of suppliers, contractors, and sub-licensees. We cannot assure that there will be scientific, operational, or other success that will enable us to achieve the milestones to which we have agreed. Nor can we guarantee that we will be able to successfully renegotiate milestones with our licensors in the event that we desire or need to do so. In such instances, revocation of its license to the intellectual property upon which our business is built is a possibility and would significantly decrease our opportunities for success. Alternatively, licensors may impose additional goals or requirements on us in order to agree to extend the time of performance of our existing goals. Any termination of license agreements could significantly decrease our opportunities for success.

Risk Factors Relating to Regulatory Matters

Preclinical and clinical trials are time consuming, expensive, and uncertain processes.

Before the FDA approves a drug candidate for marketing, it is tested for safety and efficacy in preclinical testing and human clinical trials. The preclinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an IND for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans in the U.S. The clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy, dose and dose schedule of the product candidate in humans, as well as the ability to produce the drug substance and drug product in accordance with cGMP requirements. Preclinical testing and clinical development are long, expensive and uncertain processes. During the process, we expect to incur significant expenses to conduct trials and follow required regulatory processes.

Positive results from preclinical studies and clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We do not know when, or if, our current clinical trials will be completed. Many factors affect patient enrollment including:

•	the size of the patient population;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial and the demands of completing the trial;

•	alternative therapies or technologies; and

•	competing clinical trials and new drugs approved for the conditions or indications we are investigating.

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

Additionally, we cannot be certain that the necessary types of patients can be enrolled in the required time frame, if ever. The clinical program for Stedivaze, for instance, may require the enrollment of patients with severe cardiac disease and these patients may be difficult or impossible to enroll. We may have to rely upon significant enrollment of patients at sites outside of the U.S., which may produce results that lack comparability to the U.S. population. It may also be necessary to utilize marketed products in our clinical trials, for example, as active comparators. We cannot be certain that supplies of other agents will be available for our trials.

Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory agencies or by us if it is believed that the patients participating in trials are being exposed to unacceptable risks or if deficiencies are found in the clinical trial procedures. In addition, our or our collaborators’ failure to comply with applicable regulatory requirements may result in failure to gain marketing approval, criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.

Regulatory approval of vilazodone or other products may be delayed, may require additional studies to be conducted or may not be obtained.

Due to the risks and uncertainties in drug development, products, such as vilazodone, that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect, may require additional resources to gain FDA approval or may never gain FDA approval. If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

•	we must demonstrate through clinical trials that the proposed drug product is safe and effective for its intended use;

•	data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals; and

•	we have limited experience in manufacturing and supply of the drug substance and drug product, which is necessary to gain regulatory approval and to commercialize the drug product.

Even if our drug candidates obtain regulatory approval, we will be subject to on-going government regulation.

Even if our drug candidates obtain regulatory approval, our products will be subject to continuing regulation by the FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with Risk Evaluation and Mitigation Strategies and drug sampling and distribution requirements. In addition, updated safety and efficacy information must be maintained and provided to the FDA. We or our collaborative partners, if any, must comply with requirements concerning advertising and promotional labeling, including the prohibition against promoting and non-FDA approved or “off-label” indications or products. Failure to comply with these requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines.

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

After FDA approval of a product, the discovery of problems with a product or its class, or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved marketing application. These include withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay or prevent further marketing. Newly discovered or developed safety or effectiveness data, including from other products in a therapeutic class, may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase IV trials, to evaluate long-term effects. It is also possible that rare but serious adverse events not seen in our clinical development program of vilazodone or other drug candidates may be identified after marketing approval. This could result in withdrawal of our product from the market.

Compliance with post-marketing regulations may be time-consuming and costly and could delay or prevent us from generating revenue from the commercialization of our drug candidates.

Risks Related to Our Dependence on Third Parties

We rely on third-party manufacturers and we or such third parties may encounter failures or difficulties that could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

We utilize third parties to manufacture all of our drug products and certain of those third parties are our sole source of drug product for vilazodone. We do not own manufacturing facilities that can produce sufficient quantities of drug product for large-scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional capital resources, or rely, at least to some extent, on third-party manufacturers for the production of these substances. Furthermore, should we obtain FDA approval for any of our drug products, we expect to rely on third-party manufacturers for commercial production. Our dependence on others for manufacturing needs may adversely affect our ability to develop and deliver drug products on a timely and competitive basis.

Any performance failure on the part of us or a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply drug candidates is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	capacity of our facilities or those of our contract manufacturers;

•	facility contamination by microorganisms or viruses or cross contamination;

•	compliance with regulatory requirements, including Form 483 notices and Warning Letters;

•	changes in forecasts of future demand;

•	timing and actual number of production runs;

•	production success rates and bulk drug yields; and

•	timing and outcome of product quality testing.

In addition, we or our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is complex, and may involve sourcing from a foreign country or countries. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

We rely on third parties to conduct our clinical trials and many of our preclinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including the recruitment and enrollment of patients. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or GCPs, our clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control collaborators’ research and development, clinical trials or regulatory activities.

Our operations involve hazardous materials and medical waste and are subject to environmental, health and safety controls and regulations. Any claim relating to our improper handling, storage or disposal of biological and hazardous materials could be time-consuming and costly, and may exceed our resources.

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

Many of the research and development programs we sponsor involve the use of laboratory animals. Changes in laws, regulations or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.

In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to the U.S. Department of Agriculture regulations for certain animal species. Failure to comply with applicable regulations could extend or delay clinical trials conducted for our drug candidates.

Risk Factors Relating to Our Industry

If we were sued for product liability, we could face substantial liabilities that may exceed our resources.

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of pharmaceutical and related methodologies. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we or our commercial partners develop may be prevented or inhibited. Product liability claims, whether or not they have merit, could decrease demand for our products, divert the attention of our management and key personnel from our core business, require us to spend significant time and money in litigation or pay significant damages, all of which could prevent or interfere with the commercialization and development of products and adversely affect our business. Claims of this nature could also subject us to product recalls or harm our reputation, which could damage our position in the market.

We may not be able to compete successfully with other companies and government-sponsored entities in the development and marketing of products and services.

Drug discovery and development and in other areas of business including genetic testing, is intense and is expected to increase. We have numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, and other government-sponsored entities and companies. Our collaborators may compete with us. Many of our competitors, either alone or with collaborators, have considerably greater capital resources, research and development staff, facilities and technical and other resources than we have, which may allow them to discover important genes or develop drugs based on such discoveries before we do. We believe that a number of our competitors are developing competing products and services that may be commercially successful and that are further advanced in development than our potential products and services. Even if we are successful in developing effective products or services, our products and services may not successfully compete with those of our competitors, including cases where the competing drugs use the same mechanism of action as our products. Our competitors may succeed in developing and marketing products and services that are more effective than ours or that are marketed before ours.

Competitors have established, and in the future may establish, patent positions with respect to gene sequences related to our research projects. Such patent positions or the public availability of gene sequences comprising substantial portions of the human genome could decrease the potential value of our research projects and commercial products and make it more difficult for us to compete. We may also face competition from other entities in gaining access to DNA samples used for research and development purposes. Our competitors may also obtain patent protection or other intellectual property rights that could limit our rights, or our customers’ ability, to use our technologies or databases or commercialize therapeutic or diagnostics products. In addition, we face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology.

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

In the U.S. there have been, and we expect there will continue to be, a number of federal and state proposals to reform the health care system in ways that could adversely impact the available reimbursement for, and therefore our ability to sell our products profitably.

In the U.S., federal and state agencies continue to promote efforts to reduce healthcare costs. As a result of reimbursement and legislative proposals, and the trend toward managed health care in the U.S., third-party payors, including government and private payors, are also increasingly attempting to contain health care costs by limiting the coverage and the level of reimbursement of new drugs. These cost-containment methods may include, but are not limited to, using formularies, which are lists of approved or preferred drugs, requiring prior authorization or step therapy, which is a program to encourage using lower cost alternative treatments, basing payment amounts on the least costly alternative treatment, or refusing to provide coverage of approved products for medical indications other than those for which the FDA has granted marketing approval. Cost control initiatives could adversely affect the commercial opportunity or decrease the price of our products and may impede the ability of potential users of our products to obtain reimbursement, any of which could have a material adverse effect on our profitability and future business prospects.

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

The conversion or exercise of some or all of our outstanding convertible notes and warrants could significantly dilute the ownership interests of existing stockholders. As of March 31, 2010, there were 6,110,600 shares of our common stock issuable upon conversion of the convertible notes, which have a conversion price of $8.18 per share, and 4,262,354 shares of our common stock issuable upon the exercise of the warrants, which have a weighted average exercise price of $11.88 per share. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Moreover, the existence of the convertible notes may encourage short selling by market participants because the conversion of such convertible notes could be used to satisfy short positions, or the anticipated conversion of such convertible notes into shares of our common stock could depress the price of our common stock.

If the investors in our private placements sell their shares, which have been registered under the Securities Act, the market price of our common stock may decline significantly.

As of March 31, 2010, an aggregate of 15,955,761 shares of common stock have been registered under the Securities Act for sale by stockholders in connection with certain transactions completed by us. The registered shares consist of shares issued to investors in private placements in September 2008, June 2006 and November 2005, shares issuable upon conversion of outstanding convertible notes, and shares issuable upon exercises of outstanding warrants assumed in connection with various acquisitions. The registrations of those shares currently are effective, and therefore the registered shares are freely transferable. If a large number of shares are sold into the public market, the market price of our common stock may decline significantly. Moreover, the perception in the public market that the stockholders might sell shares of common stock could also depress the market price of our common stock.

Our directors, executive officers and their affiliated entities have substantial control over us and could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.

As of March 31, 2010, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 61.7% of our outstanding common stock (which percentage reflects the shares of common stock issuable upon conversion of certain convertible notes and exercise of certain warrants issued to Randal J. Kirk and his affiliates). In particular, Randal J. Kirk, our Chairman, and his affiliated entities, in the aggregate, beneficially owned 57.4% of our outstanding common stock. Mr. Kirk and his affiliated entities are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders might have interests that differ from yours, and they might vote in a way with which you disagree and that could be adverse to your interests. The concentration of common stock ownership could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

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

We could be subject to class action litigation due to stock price volatility, which, if it occurs, will distract our management and could result in substantial costs or large judgments against us.

The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of companies in the biopharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

We currently do not intend to pay dividends on our common stock and consequently, investors’ only opportunity to achieve a return on their investment is if the price of our common stock appreciates.

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

As of March 31, 2010, we leased or subleased a total of approximately 61,200 square feet of office and laboratory space. The leased and subleased properties are described below:

	Approximate		Expiration
Location	Square Footage	Use	Date

One Gateway Center, Suite 702 Newton, Massachusetts	6,700	Corporate office	08/31/11
5 Science Park New Haven, Connecticut	37,400	Office and laboratory	01/31/11
310 4th Street, NE Charlottesville, Virginia	5,000	Office	04/30/11
1180 Seminole Trail, Route 29 North Charlottesville, Virginia	6,400	Laboratory	07/31/11
1630-1670 Discovery Drive Charlottesville, Virginia	3,700	Laboratory	10/31/10
94B Industrial Road Troy, Virginia	1,000	Laboratory	05/31/10
9121 Anson Way, Suite 100 Raleigh, North Carolina	1,000	Office	Tenant-at-Will

We believe that these facilities are adequate to meet our current and planned needs. We believe that if additional space is needed in the future, such space will be available on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, subject to disputes arising in the normal course of our business. While the ultimate results of any such disputes cannot be predicted with certainty, at March 31, 2010 there were no asserted claims against us which, in the opinion of management, if adversely decided, would have a material adverse effect on our consolidated financial statements.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “CLDA.”

The following table sets forth the range of high and low sale prices per share of our common stock for each quarter in fiscal 2010 and 2009 as reported by the NASDAQ.

	Sales Prices
	High	Low

Fiscal Year Ended March 31, 2010
First Quarter	$15.94	$10.39
Second Quarter	$17.00	$9.00
Third Quarter	$21.94	$14.62
Fourth Quarter	$22.39	$14.65
Fiscal Year Ended March 31, 2009
First Quarter	$19.68	$14.25
Second Quarter	$19.59	$12.74
Third Quarter	$16.46	$7.15
Fourth Quarter	$11.93	$6.38

Holders of Common Stock

As of June 4, 2010, there were approximately 467 holders of record of our common stock.

Dividends

We have not declared any cash dividends during either of the past two fiscal years. We currently do not plan to pay dividends on shares of our common stock in the near future. We are restricted from paying any cash dividend or making any cash distribution on our common stock under the terms of our outstanding convertible notes. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates.

Price Performance

The following performance graph compares the performance of our cumulative stockholder return with that of one broad market index, the NASDAQ U.S. and Foreign Index, and a published industry or line of business index, the NASDAQ Biotechnology Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2010

Company/NASDAQ Stock Market/NASDAQ Biotechnology Index	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010
CLINICAL DATA	$100	$125	$127	$170	$99	$178
NASDAQ Stock Market (US and Foreign securities)	$100	$118	$123	$117	$63	$100
NASDAQ Biotechnology Index	$100	$129	$119	$120	$105	$145

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

Recent Acquisitions Affecting the Comparability of the Selected Consolidated Financial Data

As described above in Item 1, we acquired the following four businesses:

Acquiree	Date of Acquisition

Genaissance Pharmaceuticals, Inc.	October 6, 2005
Epidauros Biotechnologie A.G.	August 23, 2007
Adenosine Therapeutics	August 4, 2008
Avalon Pharmaceuticals, Inc.	May 28, 2009

All of the acquisitions were accounted for under the purchase method or acquisition method of accounting and, accordingly, their results of operations and balance sheet data have been included in our consolidated financial statements from the date of acquisition only. The Adenosine Therapeutics and Avalon Pharmaceuticals transactions are described in further detail in Note 4 to consolidated financial statements.

Further, we have discontinued certain operations that are now classified as discontinued operations. These transactions are described in further detail in Note 3 to consolidated financial statements.

	Years Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data
Revenues	$13,085	$10,442	$5,107	$3,828	$1,660
Cost of revenues	6,244	6,489	2,627	2,240	3,045

Gross profit	6,841	3,953	2,480	1,588	(1,385)

OPERATING EXPENSES:
Research and development	56,785	44,134	16,889	9,265	2,797
Sales and marketing	8,155	7,764	3,612	1,210	408
General and administrative	23,699	19,730	16,806	14,959	6,919
Restructuring and lease exiting costs	2,447	—	—	—	—
Purchased in-process research and development	—	55,100	—	—	36,300
Transaction costs incurred in connection with the Avalon acquisition	1,978	—	—	—	—

Total operating expenses	93,064	126,728	37,307	25,434	46,424

Operating loss	(86,223)	(122,775)	(34,827)	(23,846)	(47,809)
Interest expense	(9,128)	(1,802)	(76)	(220)	(228)
Interest income	80	716	2,020	323	61
Other income (expense), net	1,771	179	305	210	(59)

Loss from continuing operations before taxes	(93,500)	(123,682)	(32,578)	(23,533)	(48,035)
Benefit from (provision for) income taxes	—	—	230	(233)	(102)

Loss from continuing operations	(93,500)	(123,682)	(32,348)	(23,766)	(48,137)
Income (loss) from discontinued operations, net of taxes	4,987	(8,756)	(2,982)	(13,756)	(2,744)

Net loss	(88,513)	(132,438)	(35,330)	(37,522)	(50,881)
Preferred stock dividend	—	—	—	(104)	(97)

Net loss applicable to common stockholders	$(88,513)	$(132,438)	$(35,330)	$(37,626)	$(50,978)

(Loss) income per basic and diluted share:
Continuing operations	$(3.77)	$(5.63)	$(1.69)	$(1.68)	$(5.39)
Discontinued operations	0.20	(0.40)	(0.16)	(0.97)	(0.30)

Net loss	$(3.57)	$(6.03)	$(1.85)	$(2.65)	$(5.69)

Cash dividends paid per common share	$—	$—	$—	$—	$0.04
Weighted average shares:
Basic and diluted	24,769	21,962	19,081	14,186	8,953

	As of March 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$49,245	$56,355	$67,480	$14,071	$7,225
Total assets	98,955	120,197	129,448	87,490	109,789
Long-term obligations	57,674	63,123	5,122	3,236	7,345
Stockholders’ equity	3,893	29,412	106,075	50,720	59,789

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers are cautioned that any forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K are subject to risks, uncertainties and assumptions including, among other things:

•	our ability to raise the necessary capital to fund our operations and to develop and commercialize our products including vilazodone;

•	our ability to successfully design and conduct our planned clinical trials for Stedivaze and other potential products;

•	our ability to achieve expected synergies and operating efficiencies in our acquisitions, and to successfully integrate the operations, business and technology obtained in our acquisitions;

•	general economic and business conditions in our markets;

•	the impact of current, pending or future legislation and regulation of our businesses in the U.S. and abroad;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition; and

•	the impact of technological developments and competition.

In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K might not occur. We undertake no obligation to publicly update or revise any forward-looking statements made herein because of new information, future events or otherwise.

Overview

We are focused on the development and commercialization of novel therapeutics, with two lead compounds in the areas of central nervous system and cardiovascular disorders. Our first late-stage drug candidate is vilazodone, a dual-acting selective and potent serotonin reuptake inhibitor and serotonin receptor 1A (“5-HT1A”) partial agonist for the treatment of Major Depressive Disorder (“MDD”), for which a New Drug Application (“NDA”) was filed with the U.S. Food and Drug Administration (“FDA”) on March 22, 2010. Our NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with January 22, 2011 currently assigned for decision-making by the FDA under the prescription Drug User Fee Act (“PDUFA”). Our second late-stage drug candidate is apadenoson, trademarked Stedivaze, a selective adenosine receptor 2A (“AR2A”) and potential best-in-class coronary vasodilator currently in its first Phase III clinical trial for use in nuclear Single Photo Emission Computed Topography (“SPECT”) myocardial perfusion imaging.

Our sources of liquidity as of March 31, 2010 include cash and cash equivalents of $49.2 million. Our projected uses of cash include cash used to fund commercialization and further development of vilazodone; clinical development activities of Stedivaze, including a Phase III development program; continued development of our other drug candidates; and working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

In June 2010, we sold to the public 2.2 million shares of our common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to us are expected to be approximately $29.8 million after deducting underwriting commissions and estimated expenses payable by us associated with this transaction.

We believe that our cash, including estimated net proceeds from the public offering we completed in June 2010, will be sufficient to fund our operations through March 2011. Therefore, we will need additional capital to commercialize vilazodone and continue the development of Stedivaze and our other products and programs beyond March 2011. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.

Therapeutics:

Vilazodone

Our lead drug candidate, vilazodone, is a novel dual-acting modulator of serotonin neurotransmission in development for the treatment of MDD with the potential for follow-on indications including Generalized Anxiety Disorder and other related mood disorders. Vilazodone is a selective and potent inhibitor of serotonin reuptake and partial agonist at the 5-HT1A receptor. MDD is a common mood disorder but, despite advances in the understanding of pharmacotherapy and the ongoing development of new agents, overall effectiveness from existing approved therapies is unsatisfactory. For example, approximately two-thirds of patients do not achieve remission with first-line treatment with a selective serotonin reuptake inhibitor (“SSRI”) [STAR*D Study, January 2006 American Journal of Psychiatry]. Common causes for noncompliance or discontinuation of antidepressant therapy include both lack of effectiveness and safety and tolerability, including antidepressant-induced sexual dysfunction, weight gain, and neurological and gastrointestinal effects [Ashton, et al., Antidepressant-Related Adverse Effects Impacting Treatment Compliance: Results of Patient Survey, March/April 2005, Current Therapeutic Research].

We have completed two randomized, double-blind, placebo-controlled Phase III clinical trials, in which vilazodone achieved statistically significant results compared to placebo on the primary efficacy endpoint and on secondary endpoints related to symptoms of MDD and to global improvement. Vilazodone was generally well-tolerated; the most common adverse events considered to be drug-related were diarrhea, nausea and insomnia. In addition, vilazodone’s impact on sexual function was similar to placebo when measured by quantitative, validated scales. Patient-reported adverse events related to sexual function, although infrequent, were more common on vilazodone than placebo. A statistically significant improvement in symptoms of anxiety associated with MDD, as measured by the Hamilton Anxiety Scale (“HAM-A”), a secondary endpoint of the studies, was also observed. Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the drug product, we submitted an NDA for vilazodone with the FDA on March 22, 2010, which was accepted for review by the FDA on May 21, 2010 with an assigned PDUFA date of January 22, 2011. Vilazodone is a New Chemical Entity and is currently not approved by the FDA or marketed for sale in any country.

We hold exclusive rights to develop and commercialize vilazodone pursuant to a license agreement we entered into with Merck KGaA, Darmstadt, Germany (“Merck”), in 2004. Under the terms of our agreement with Merck, if we are successful in the continuation of our development of vilazodone, we will be obligated to pay Merck certain additional milestone payments, all of which are payable in our common stock. Specifically, a milestone payment of €12.5 million was payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union for the first indication of vilazodone. This payment was made on May 21, 2010, when the NDA, as filed on March 22, 2010, was accepted for review by the FDA. On May 21, 2010, we issued 921,000 shares of our common stock as a result of achieving this milestone. In addition, separate €9.5 million payments would be payable to Merck within 30 days of receipt of (a) approval of the NDA or MAA, and (b) on the first sale of vilazodone in the U.S. or the European Union. Merck will also be entitled to certain royalty payments if we are successful in commercializing vilazodone, and to a certain share of milestone payments from third parties if we sublicense vilazodone.

Stedivaze

Our second late-stage drug candidate, Stedivaze, is a highly selective AR2A agonist in development as a coronary vasodilator for nuclear-SPECT myocardial perfusion imaging. We began enrollment of our first Phase III clinical trial for Stedivaze in November 2009, and expect to begin our second Phase III clinical trial during the fiscal year ending March 31, 2011. Both of these Phase III studies will evaluate the safety and efficacy of Stedivaze for use as a pharmacologic stress agent in nuclear myocardial perfusion imaging, a method for evaluating blood flow to the heart, and also compare the tolerability of Stedivaze to adenosine, a standard pharmacologic stress agent used in myocardial perfusion imaging scans, when administered as an intravenous bolus injection.

Data from the clinical trials thus far completed for Stedivaze shows its potential for best-in-class attributes related to its adverse event, tolerability, pharmacokinetic and target binding affinity profiles, and its mode of administration as a fixed dose intravenous rapid bolus.

Results from our two recent Phase I studies of Stedivaze also demonstrated that Stedivaze was safe and well tolerated in patients with asthma and chronic obstructive pulmonary disease (“COPD”). Currently available adenosine agonists must be used with caution or are contraindicated in patients with asthma and COPD. The high selectivity of Stedivaze offers a potential advantage for the safe use in this population, accounting for approximately 10% of the 7.6 million myocardial perfusion imaging tests performed annually [Eliana Reyes, MD, et al., Adenosine myocardial perfusion scintigraphy in obstructive airway disease. Journal of Nuclear Cardiology, November/December 2007]. In 49 patients with mild to moderate asthma and 50 patients with moderate to severe COPD, Stedivaze had no effect on pulmonary function tests. Results of both of these trials support the continued study of Stedivaze in patients with asthma and COPD. We hold exclusive rights to develop and commercialize Stedivaze, as well as ATL313, ATL844 and ATL1222, pursuant to a license agreement we entered into with the University of Virginia Patent Foundation (“UVAPF”) in 1999. Under the terms of our license agreement with UVAPF, we will be obligated to pay UVAPF certain milestone payments and royalties if we are successful in commercializing these products.

Other Therapeutic Products

ATL313 is a selective AR2A agonist in preclinical development as a topical treatment for glaucoma that has shown significant effects on lowering intra-ocular pressure in both small and large animal models. Santen has exercised its option to further develop ATL313 for the treatment of glaucoma and plans to file an Investigational New Drug (“IND”) for the drug with the FDA for this indication as soon as practicable, which is expected to be within the next twelve months. ATL313 is also the subject of a license agreement with CombinatoRx, Inc. for the development of treatments for B-cell cancers, including multiple myeloma. Under this collaboration, CombinatoRx, Inc. will be responsible for both preclinical and clinical development. ATL313 and other AR2A agonists are also being evaluated by us in animal models of chronic pain and multiple sclerosis.

We are developing ATL844 for the treatment of asthma and/or diabetes, both of which are growing, multi-billion dollar markets. Acting as an AR2B antagonist, this compound has shown significant pharmacodynamic effects in animal models of both asthma and diabetes. We are proceeding with a toxicology and chemistry program and, with success, we would expect to file an IND to continue the development of this compound in human trials. ATL844 is also the subject of an option agreement for an exclusive license with Novartis for the treatment of asthma and diabetes.

ATL1222 is a highly selective AR2A agonist in development as an anti-inflammatory agent for the treatment of acute inflammatory conditions based on effects demonstrated in animal models. ATL1222 is being evaluated in pharmacodynamic studies and, with success, we would expect to file an IND to continue the development of this compound in human trials.

AVN316 is a small molecule that potently inhibits the beta-catenin pathway in a variety of model systems. This compound and program is under consideration for further development and potential partnering.

Genetic Tests

The FAMILION family of tests identifies mutations in genes associated with inherited cardiac syndromes including cardiac channelopathies such as Long-QT Syndrome (“LQTS”), Brugada Syndrome (“BrS”),Catecholaminergic Polymorphic Ventricular Tachycardia (“CPVT”) and Short QT Syndrome (“SQTS”), and in genes associated with cardiomyopathies including Hypertrophic Cardiomyopathy (“HCM”), Arrhythmogenic Right Ventricular Cardiomyopathy (“ARVC”), Dilated Cardiomyopathy (“DCM”) and Conduction Disease associated with DCM (“CD-DCM”).

We continue to enhance our existing tests and are developing new tests for inherited cardiac diseases and syndromes that will add to our FAMILION family of tests. We believe these activities will improve the utility and marketability of our tests and, together with sales and marketing efforts, drive further adoption and increased reimbursement.

We have also made significant progress in our efforts to contract with private and government health insurers for test coverage and reimbursement. The FAMILION LQTS, BrS, and FAMILION Family tests and the FAMILION HCM and FAMILION HCM Family tests received S-codes in October 2008 and April 2009, respectively. S-codes should speed the adoption of these tests by private insurers. In October 2008, we became an in-network provider with Aetna for healthcare coverage of our FAMILION LQTS and Family tests. We are utilizing our national contract with the BCBS Association signed in December 2008 to work with individual BCBS companies to provide their customers with access to our FAMILION Family of Tests. In June 2009, we became an in-network provider for Humana for our FAMILION LQTS and associated family test. In addition, we are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia. These providers and other private payors with positive coverage policies offer access to genetic testing for nearly 280 million patients.

Financial Operations Overview

Revenue.  The majority of our current revenue is from services related to genetic tests. Service fee revenue from genetic tests is recognized when the testing process is complete and the test results are reported to the ordering physician. We maintain relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.

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

Research and Development Expense.  Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of contract manufacturing, services expenses incurred in developing and testing products and product candidates, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to in-license technologies to support current development efforts, including any related milestone payments. We expense research and development costs as incurred.

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

Interest and Other Income (Expense), Net.  Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations, and in fiscal 2010, liquidated damages including interest in connection with our failure to register certain securities for resale in a timely manner. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Other income (expense), net consists primarily of the re-measurement of the fair value of the shares of Avalon stock held by us immediately prior to the merger.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, allowances for doubtful accounts, intangibles, goodwill and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition — The majority of our current revenue is from services related to genetic tests. We maintain relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances. Revenue is also derived from fees for licenses of intellectual property.

Allowance for Doubtful Accounts and Contractual Allowances — Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances of $2.5 million, $1.3 million and $500,000 at March 31, 2010, 2009 and 2008, respectively, are periodically reviewed, analyzing the customers’ payment history and information known to us regarding customers’ credit worthiness as well as the contract terms and history of collections with third-party payors. We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions and Advance Beneficiary Notices received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. Deteriorating economic conditions may adversely impact our bad debt expense. In general, we perform the requested tests and report test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic billing reduces the incidence of missing or incorrect information. The increase in 2010 reflects the increase in gross revenue. If the financial condition of our customers were to deteriorate additional allowances may be required. Actual losses incurred and contractual write-offs have not been significantly different than management’s estimates in recent history.

Valuation of Intangibles and Goodwill — We completed one business combination during each of fiscal 2006, 2008, 2009 and 2010. The transactions have been accounted for based on fair value. As a result of the purchase price allocations, we recorded purchased intangibles totaling $14.0 million and goodwill totaling $31.8 million. The fair value of the purchased intangibles was determined based on either discounted probable cash flows or replacement costs. The interest rates used to discount the net cash flows to their present value were based on our weighted-average cost of capital ranging between 16% and 27%.

We perform an annual impairment test of the carrying value of goodwill and indefinite-lived intangible assets using December 31 as our selected annual evaluation date. The fair value of our recorded intangibles can be impacted by economic conditions, market risks, and the volatility in the markets in which we and our customers operate. Changes in fair value could result in future impairment charges if the fair value of the reporting units or asset groups to which these long-lived assets are associated are determined to be less than the carrying value of such assets. As of December 31, 2009, the most recent evaluation date, there was no impairment of goodwill and indefinite-lived intangible assets. Our fair value will be measured using our market capitalization, however, given our significant accumulated deficit, our carrying value is significantly lower than our market capitalization as of March 31, 2010.

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

Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2010, we had federal tax net operating loss carryforwards, after limitation for changes in ownership of acquired entities, of $320.9 million, which expire starting in 2011, federal tax credit carryforwards of $3.6 million and net deferred tax assets of $170.4 million. We have recorded a valuation allowance of $170.4 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which such a determination is made.

Recent Accounting Pronouncements

In September 2009, the FASB ratified the final EITF consensus and issued EITF 08-1, Revenue Arrangements with Multiple Deliverables, primarily codified into ASU No. 2009-13. ASU No. 2009-13 modifies the requirements for determining whether deliverables meet the separate unit of accounting criteria and requires allocation of arrangement consideration based on relative selling price. We must adopt ASU No. 2009-13 no later than in the first fiscal year beginning after June 15, 2010, but earlier adoption is permitted. Companies may adopt prospectively or retrospectively. We are currently evaluating the impact that the adoption of ASU No. 2009-13 will have on our consolidated financial position and results of operations.

Results of Operations

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

Revenue.  Revenue increased $2.6 million, or 25%, from $10.4 million for the year ended March 31, 2009 to $13.1 million for the year ended March 31, 2010. This increase was due to the increase in gross sales of our genetic tests of $3.8 million, or 36%, from the same period a year ago. The continued expansion of our commercial sales and marketing team in fiscal 2009 and increased coverage from third-party payors, such as Blue Cross and Blue Shield, Aetna and Humana, have had a significant impact on our revenue. As of March 31, 2010, we are an approved Medicare provider for our genetic testing services and a Medicaid provider in 41 states and the District of Columbia, compared with seven states in January 2008. These increases were partially offset by in an increase in our contractual allowances of $1.3 million from $841,000, or 8% of gross genetic testing revenue, to $2.1 million, or 15% of gross genetic testing revenue. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. In addition, we have expanded our service offerings by adding new genetic tests in fiscal 2009 and 2010: HCM was launched in May 2008, ARVC was launched in November 2008 and DCM was launched in November 2009. We continue to expand our third-party payor base and our product offerings with two more tests launched in May 2010.

Gross Profit.  Gross profit margins increased from 38% for the year ended March 31, 2009 to 52% for the year ended March 31, 2010. The improvement in gross profit from fiscal 2009 to 2010 was due to the increase in revenue as well as the realization of the infrastructure improvements and lab efficiencies that were implemented in fiscal 2009. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.

Research and Development Expense.  Research and development expenses increased $12.7 million, or 29%, to $56.8 million for the year ended March 31, 2010 from $44.1 million for the year ended March 31, 2009. This increase is primarily attributable to the milestone paid to Merck as a result of the acceptance of the vilazodone NDA filing by the FDA. Under the terms of a license agreement with Merck, the FDA’s acceptance of the NDA for filing gave rise to a milestone payment to Merck of €12.5 million, valued at $15.7 million as of March 31, 2010, and payable through the issuance of 921,000 shares of our common stock. Research and development expenses include internal and external costs incurred for our drug candidates, including vilazodone and Stedivaze. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are not as significant as our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate to individual drug development programs. All research and development costs are expensed as incurred. During the fiscal year ended March 31, 2010, vilazodone completed its safety and Phase III confirmatory trials and on March 22, 2010, we filed an NDA with the FDA for vilazodone, which was accepted for review by the FDA on May 21, 2010. External research and development expenses, including costs associated with the NDA filing, related to vilazodone were $30.9 million for the year ended March 31, 2010 and $33.6 million for the year ended March 31, 2009. During the fiscal year ended March 31, 2010, we initiated our first Stedivaze Phase III clinical trial. External research and development expenses related to Stedivaze were $5.8 million for the year ended March 31, 2010 and $219,000 for the year ended March 31, 2009. We expect our ongoing research and development costs to continue to be substantial as we advance our Stedivaze Phase III clinical trials and prepare for the commercialization of vilazodone. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. If we are able to successfully commercialize vilazodone in accordance with current development timelines, we anticipate revenues and cash flows from the sales of vilazodone to commence in calendar 2011. Stedivaze is less advanced and, as a result, any estimate regarding development timelines for this drug candidate is highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, Stedivaze will generate revenues and cash flows.

Sales and Marketing Expense.  Sales and marketing expenses increased $391,000, or 5%, to $8.2 million for the year ended March 31, 2010 from $7.8 million for the year ended March 31, 2009. The increase was principally due to a full year of expense relating to our expanded sales force and marketing team in fiscal 2010 compared to approximately three and one-half quarters in fiscal 2009. We expect our sales and marketing expense to remain relatively flat over the next several quarters as we leverage our established sales organization.

General and Administrative Expense.  General and administrative expenses increased $4.0 million, or 20%, to $23.7 million for the year ended March 31, 2010 compared to $19.7 million for the year ended March 31, 2009. The increase was, in part, the result of an increase in senior management compensation, including year-end bonuses of $2.5 million. For the year ended March 31, 2009, based exclusively on Clinical Data’s stock price performance during the fiscal year, the Company did not pay any cash bonuses to executive management. The increase was also attributable to an increase in our provision for uncollectible accounts of $734,000 for the year ended March 31, 2010 to $1.7 million, or 13% of net revenue, from $1.0 million, or 10% of net revenue, for the same period in fiscal 2009, which was attributable to the increase in revenue during the same period as well as the current economic conditions, and $717,000 of additional amortization on newly acquired intangible assets. These increases were partially offset by reductions in stock-based compensation of $925,000.

Restructuring and Lease Exiting Costs.  In an effort to reduce overhead expenses, on August 31, 2009, we exited our Germantown, Maryland lease and moved the operations to our Charlottesville, Virginia facility. As a result of exiting the lease, we recorded a loss of $1.8 million related to writing off the unamortized acquired leasehold improvements and $664,000 in severance related costs during the year ended March 31, 2010.

Purchased In-Process Research and Development Expense.  Prior to April 1, 2009, in-process research and development (“IPRD”) acquired through a business combination was expensed on the acquisition date in our consolidated financial statements. Effective April 1, 2009, all IPRD we acquire through business combinations on or after April 1, 2009 are capitalized as an intangible asset on our consolidated balance sheets and periodically tested for impairment. At the time of our acquisition of Adenosine Therapeutics in August 2008, ATL844, ATL313 and ATL1222 had neither reached technological feasibility nor had an alternative future use and were therefore considered to be IPRD. We recorded the fair value of the purchase price attributable to IPRD. At the time of our acquisition of Avalon Pharmaceuticals in May 2009, AVN316 neither had reached technological feasibility nor had an alternative future use and was therefore considered to be IPRD. Because of a change in accounting principle (as described in Critical Accounting Policies), we recorded the fair value of the purchase price attributable to IPRD as an indefinite-lived intangible asset on our consolidated balance sheet. We will test this asset annually for impairment, or earlier if conditions warrant. Amortization of this asset will begin upon regulatory approval based on the then estimated useful life of the asset.

Transaction Costs Incurred in Connection with the Avalon Acquisition.  Prior to April 1, 2009, we capitalized the transaction costs of $719,000 incurred in connection with the Avalon acquisition. On April 1, 2009, these capitalized transaction costs were expensed as well as the costs incurred on or after April 1, 2009 of $1.3 million in connection with the Avalon acquisition.

Interest and Other Income (Expense), Net.  Interest expense increased $7.3 million from $1.8 million for the year ended March 31, 2009 to $9.1 million for the year ended March 31, 2010. This increase was primarily due to the interest on the convertible notes issued in February 2009 of $7.8 million, of which $4.9 million is coupon interest, $1.3 million is accretion of the discount on the notes and $1.6 million is the liquidated damages resulting from our failure to register for resale the underlying securities with the SEC before June 25, 2009, and to a lesser extent, additional interest on the notes issued in connection with the Adenosine Therapeutics acquisition in August 2008, as a result of having a full year of interest expense for the year ended March 31, 2010. Interest income decreased $636,000 from $716,000 for the year ended March 31, 2009 to $80,000 for the year ended March 31, 2010. Other income, net increased to $1.8 million for the year ended March 31, 2010 from $179,000 for the year ended March 31, 2009. The change is due to the re-measurement of the fair value of the Avalon stock held by us immediately prior to the merger resulting in a $1.8 million gain.

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

Revenue.  Revenue increased $5.3 million, or 104%, from $5.1 million in fiscal 2008 to $10.4 million in fiscal 2009. This increase was due to the increase in gross sales of our genetic tests of $5.8 million, or 117%, from the same period a year ago. The introduction of our new commercial sales and marketing team in September 2007 and increased coverage from third-party payors, such as Medicare, Medicaid and Aetna, has had a significant impact on revenue. As of March 31, 2009, we were an approved Medicare provider for our genetic testing services, and a Medicaid provider in 39 states and the District of Columbia, up from just seven states in January 2008. These increases were partially offset by in an increase in our contractual allowances of $482,000 from $359,000, or 7% of gross genetic testing revenue, to $841,000, or 8% of gross genetic testing revenue. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. In an effort to continue the acceleration of revenue growth, we continued to expand and invest in the development of our sales force and have expanded our service offerings by adding two new genetic tests in fiscal 2009: HCM was launched in May 2008 and ARVC was launched in November 2008.

Gross Profit.  Gross profit margins decreased from 49% in fiscal 2008 to 38% in fiscal 2009. However, in fiscal 2009, our gross margins increased from 28% in the first fiscal quarter to 49% in the fourth fiscal quarter. The decline from fiscal 2008 to 2009 was primarily due to the exclusion of shared infrastructure cost which were borne by the Cogenics segment in early fiscal 2008 and planned investment in our infrastructure, equipment and a new laboratory information system, which were designed to increase productivity and lab efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.

Research and Development Expense.  Research and development expenses increased $27.2 million, or 161%, to $44.1 million for fiscal 2009 from $16.9 million for the year ended March 31, 2008. Research and development expenses include internal and external costs incurred for our drug candidates, including vilazodone and Stedivaze. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are not as significant as our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate to individual drug development programs. All research and development costs for our drug candidates are expensed as incurred. During the fiscal year ended March 31, 2009, vilazodone initiated its safety and Phase III confirmatory trials. External research and development expenses related to vilazodone were $33.6 million for the year ended March 31, 2009 and $13.7 million for the year ended March 31, 2008. During the fiscal year ended March 31, 2009, we acquired Stedivaze and developed our Phase III clinical trial program. External research and development expenses related to Stedivaze were $219,000 for the year ended March 31, 2009. Stock-based compensation expense charged to research and development expense increased $775,000 for the year ended March 31, 2009 to $1.3 million from $523,000 for the same period in fiscal 2008.

Sales and Marketing Expense.  Sales and marketing expenses increased $4.2 million, or 115%, to $7.8 million for fiscal 2009 from $3.6 million for the year ended March 31, 2008. The increase was principally due to a full year of expense relating to our sales force and marketing team. In fiscal 2008 and 2009, we implemented plans to aggressively expand our sales force. Stock-based compensation expense charged to sales and marketing increased $507,000 for the year ended March 31, 2009 to $1.1 million from $564,000 for the same period in fiscal 2008.

General and Administrative Expense.  General and administrative expenses increased $2.9 million, or 17%, to $19.7 million for fiscal 2009 from $16.8 million for the year ended March 31, 2008. The increase was, in part, the result of an increase in stock-based compensation charged to general and administrative expense of $1.0 million for the year ended March 31, 2009 to $5.5 million from $4.5 million for the same period in fiscal 2008 and an increase in our provision for uncollectible accounts of $826,000 for the year ended March 31, 2009 to $1.0 million, or 10% of net revenue, from $189,000, or 4% of net revenue, for the same period in fiscal 2008, which was attributable to the increase in revenue during the same period as well as the economic conditions.

Purchased In-Process Research and Development Expense.  Purchased IPRD expense of $55.1 million for the year ended March 31, 2009 includes $3.0 million related to the acquisition of Avalon and $52.1 million related to the acquisition of Adenosine Therapeutics. Because the nature and economics of the term loan were to fund the losses of Avalon, we have recognized in our financial statements a portion of the losses incurred by Avalon during the period from October 27, 2008 to March 31, 2009 as purchased IPRD. The amount recognized was determined based upon a ratable allocation of the net loss of Avalon during the period from October 27, 2008 to March 31, 2009 and the consideration of the proceeds of the term loan relative to the total cash available to Avalon prior to receipt of the proceeds of the term loan. The $52.1 million related to the acquisition of Adenosine Therapeutics represents the fair value of the IPRD projects at Adenosine Therapeutics at the date of its acquisition, in particular Stedivaze. Stedivaze was valued based on discounted future cash flows. We prepared revenue and expense projections as well as technology assumptions through 2025 for Stedivaze. The revenue for Stedivaze was based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of the introduction of the new products. The estimated expenses were based upon the expected remaining costs to complete Stedivaze. We discounted the projected cash flows using a risk adjusted discount rate and considered the probability of success, where appropriate. The rate utilized to discount the net cash flows to their present values was the internal rate of return, or IRR, based on the purchase price paid. Management believed that the IRR reflected the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the stage of completion of the project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these considerations, the IRR of 24% was deemed an appropriate discount for valuing the IPRD. Since the cost relates to a project that had not yet reached technological feasibility, defined as being equivalent to FDA approval, and which had no alternative use at the date of acquisition, the costs were expensed during fiscal 2009. There were no such costs in fiscal 2008.

Interest and Other Income (Expense), Net.  Interest expense increased $1.7 million from $76,000 in fiscal 2008 to $1.8 million in fiscal 2009. This increase was primarily due to the interest on the notes issued in connection with the Adenosine Therapeutics acquisition and to a lesser extent the interest on the convertible notes issued in February 2009. Interest income decreased $1.3 million from $2.0 million in fiscal 2008 to $716,000 in fiscal 2009. Other income, net decreased to $179,000 in fiscal 2009 from $305,000 in fiscal 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $49.2 million at March 31, 2010. Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Years Ended March 31,
	2010	2009	2008
	(In thousands)

Cash (used in) provided by continuing operations:
Operating activities	$(63,698)	$(56,589)	$(18,491)
Investing activities	5,747	(6,041)	(25,649)
Financing activities	39,658	71,470	75,267
Cash provided by (used in) discontinued operations	12,358	(6,279)	9,135
Effect of exchange rate	—	(2,136)	422

(Decrease) increase in cash and cash equivalents	$(5,935)	$425	$40,684

Our total debt obligations were $68.0 million at March 31, 2010.

The following table summarizes our contractual obligations at March 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

			Fiscal 2012	Fiscal 2014
			through	through	After
	Total	Fiscal 2011	Fiscal 2013	Fiscal 2015	Fiscal 2015
	(In thousands)

Contractual Obligations:
Short and long-term debt(1)	$103,851	$12,450	$19,712	$11,969	$59,720
Capital lease obligations(1)	323	156	167	—	—
Operating lease obligations	1,182	948	221	13	—

Total contractual cash obligations	$105,356	$13,554	$20,100	$11,982	$59,720

(1)	Includes interest expense

Currently, we do not enter into financial instruments for trading or speculative purposes.

During fiscal 2010, we made capital expenditures of $859,000 primarily to introduce new products, improve production processing of existing and planned product offerings and to upgrade our laboratory information systems.

Our sources of liquidity as of March 31, 2010 include our cash and cash equivalents of $49.2 million. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development.

In June 2010, we sold to the public 2.2 million shares of our common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to us are expected to be approximately $29.8 million after deducting underwriting commissions and estimated expenses payable by us associated with this transaction.

We believe that our cash, including the estimated net proceeds from the financing transaction completed in June 2010 of $29.8 million, will be sufficient to fund our operations through March 2011. We will need additional funds to commercialize vilazodone and continue the development of Stedivaze beyond March 2011. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of March 31, 2010.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued their report on the effectiveness of our internal control over financial reporting, which appears below.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clinical Data, Inc.
Newton, Massachusetts

We have audited the internal control over financial reporting of Clinical Data, Inc. and subsidiaries (the Company) as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2010, of the Company and our report dated June 14, 2010, which report expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning substantial doubt about the Company’s ability to continue as a going concern.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
June 14, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this item will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders (the Proxy Statement) under the headings “Election of Directors’,” “Board of Directors and Committees of the Board” and “Executive Officers and Corporate Governance” and is incorporated herein by reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required in this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions and Business Relationships.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in required in this item is incorporated by reference to the Proxy Statement under the heading “Principal Accounting Fees and Services.”

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

    3. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2010.

CLINICAL DATA, INC.

/s/  Andrew J. Fromkin
Andrew J. Fromkin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2010

/s/  C. Evan Ballantyne
C. Evan Ballantyne
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/  Randal J. Kirk
Randal J. Kirk
Chairman of the Board

Dated: June 14, 2010

/s/  Andrew J. Fromkin
Andrew J. Fromkin
President and Chief Executive Officer, Director

Dated: June 14, 2010

/s/  Larry D. Horner
Larry D. Horner
Director

Dated: June 14, 2010

/s/  Arthur B. Malman
Arthur B. Malman
Director

Dated: June 14, 2010

/s/  Burton E. Sobel
Burton E. Sobel
Director

Dated: June 14, 2010

/s/  Scott J. Tarriff
Scott J. Tarriff
Director

Dated: June 14, 2010

/s/  Richard J. Wallace
Richard J. Wallace
Director

Dated: June 14, 2010

CLINICAL DATA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Clinical Data, Inc.
Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of Clinical Data, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
June 14, 2010

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$49,245	$55,180
Marketable securities, at fair value	—	1,175
Accounts receivable, net	2,851	2,471
Prepaid expenses and other current assets	1,488	1,240
Assets of discontinued operations	—	18,541

Total current assets	53,584	78,607

Property, plant and equipment, net	2,795	2,942
Goodwill	31,849	29,496
Intangible assets, net	10,665	4,747
Other assets, net	62	4,405

TOTAL ASSETS	$98,955	$120,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,635	$6,337
Current portion of capital leases	138	730
Accounts payable	5,550	5,562
Accrued expenses	25,065	6,131
Liabilities of discontinued operations	—	8,902

Total current liabilities	37,388	27,662

Long-Term Liabilities:
Long-term debt, net of current portion	11,329	17,964
Convertible note payable (related-party), net of unamortized discount	30,129	28,868
Capital lease obligations, net of current portion	157	226
Other long-term liabilities	20	26
Contingent acquisition costs (Note 4)	16,039	16,039

Total long-term liabilities	57,674	63,123

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 26,519,000 and 22,742,000 shares issued and outstanding at March 31, 2010 and 2009, respectively	265	227
Additional paid-in capital	343,345	276,788
Accumulated deficit	(339,717)	(251,204)
Accumulated other comprehensive income	—	3,601

Total stockholders’ equity	3,893	29,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,955	$120,197

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009	2008
	(In thousands, except share and per
	share amounts)

Revenues	$13,085	$10,442	$5,107
Cost of revenues	6,244	6,489	2,627

Gross profit	6,841	3,953	2,480
OPERATING EXPENSES:
Research and development	56,785	44,134	16,889
Sales and marketing	8,155	7,764	3,612
General and administrative	23,699	19,730	16,806
Restructuring and lease exiting costs	2,447	—	—
Purchased in-process research and development	—	55,100	—
Transaction costs incurred in connection with the Avalon acquisition	1,978	—	—

Total operating expenses	93,064	126,728	37,307

Operating loss	(86,223)	(122,775)	(34,827)
Interest expense	(1,367)	(1,257)	(76)
Interest expense (related-party)	(7,761)	(545)	—
Interest income	80	716	2,020
Other income, net	1,771	179	305

Loss from continuing operations before taxes	(93,500)	(123,682)	(32,578)
Benefit from income taxes	—	—	230

Loss from continuing operations	(93,500)	(123,682)	(32,348)
Income (loss) from discontinued operations, net of taxes	4,987	(8,756)	(2,982)

Net loss	$(88,513)	$(132,438)	$(35,330)

(Loss) income per basic and diluted share:
Continuing operations	$(3.77)	$(5.63)	$(1.69)
Discontinued operations	0.20	(0.40)	(0.16)

Net loss	$(3.57)	$(6.03)	$(1.85)

Weighted average shares:
Basic and diluted	24,769	21,962	19,081

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008
(In thousands)

				Common				Accumulated
	Preferred	Preferred	Common	Stock	Additional			Other
	Stock	Stock Par	Stock	Par	Paid-in	Accumulated	Treasury	Comprehensive		Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income	Total	Loss
	(In thousands)

BALANCE at April 1, 2007	184	$2	15,033	$150	$132,385	$(83,436)	$(47)	$1,666	$50,720
Conversion of Series A preferred stock into common stock	(184)	(2)	276	3	(1)	—	—	—	—
Exercise of stock options	—	—	199	2	1,751	—	—	—	1,753
Exercise of stock warrants	—	—	162	2	2,561	—	—	—	2,563
Issuance of common stock, net of transaction costs of $4,536	—	—	5,175	52	71,312	—	—	—	71,364
Common stock issued for Merck license	—	—	135	1	3,618	—	—	—	3,619
Conversion of convertible debt	—	—	140	2	2,335	—	—	—	2,337
Stock-based compensation	—	—	31	—	6,985	—	—	—	6,985
Other	—	—	—	—	113	—	—	—	113
Translation adjustment	—	—	—	—	—	—	—	2,451	2,451	$2,451
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(500)	(500)	(500)
Net loss	—	—	—	—	—	(35,330)	—	—	(35,330)	(35,330)

Total comprehensive loss										$(33,379)

BALANCE at March 31, 2008	—	—	21,151	212	221,059	(118,766)	(47)	3,617	106,075
Exercise of stock options	—	—	38	—	209	—	—	—	209
Exercise of stock warrants	—	—	17	—	—	—	—	—	—
Issuance of common stock and warrants, net of transaction costs of $36	—	—	1,515	15	24,949	—	—	—	24,964
Warrants issued in connection with the convertible notes to a related party	—	—	—	—	10,767	—	—	—	10,767
Beneficial conversion feature of the convertible notes with a related party	—	—	—	—	10,428	—	—	—	10,428
Retirement of treasury stock	—	—	(15)	—	(47)	—	47	—	—
Stock-based compensation	—	—	36	—	9,423	—	—	—	9,423
Translation adjustment	—	—	—	—	—	—	—	(1,838)	(1,838)	$(1,838)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,822	1,822	1,822
Net loss	—	—	—	—	—	(132,438)	—	—	(132,438)	(132,438)

Total comprehensive loss										$(132,454)

BALANCE at March 31, 2009	—	—	22,742	227	276,788	(251,204)	—	3,601	29,412
Equity issued in connection with the Avalon acquisition	—	—	801	8	11,556	—	—	—	11,564
Public offering, net of transaction costs of $3,262	—	—	2,750	28	44,148	—	—	—	44,176
Exercise of stock options, net of shares surrendered	—	—	149	1	1,649	—	—	—	1,650
Exercise of stock warrants	—	—	41	1	899	—	—	—	900
Stock-based compensation	—	—	36	—	8,305	—	—	—	8,305
Translation adjustment	—	—	—	—	—	—	—	(2,279)	(2,279)	$(2,279)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	(1,322)	(1,322)	(1,322)
Net loss	—	—	—	—	—	(88,513)	—	—	(88,513)	(88,513)

Total comprehensive loss										$(92,114)

BALANCE at March 31, 2010	—	$—	26,519	$265	$343,345	$(339,717)	$—	$—	$3,893

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,513)	$(132,438)	$(35,330)
(Income) loss from discontinued operations	(4,987)	8,756	2,982

Loss from continuing operations	(93,500)	(123,682)	(32,348)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,949	1,670	673
Stock-based compensation	8,305	8,130	5,904
Non-cash milestones paid (or payable) to Merck under license agreement	15,718	—	3,619
Provision for doubtful accounts	1,749	1,015	189
Purchased in-process research and development	—	55,100	—
Accretion of discount on convertible note with related party	1,261	106	—
Gain on Avalon stock held by Clinical Data prior to the merger	(1,773)	—	—
Non-cash restructuring and lease exiting costs	1,783	—	—
Loss on sales of equipment	—	51	10
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(2,087)	(2,243)	(512)
Prepaid expenses and other current assets	81	(553)	(319)
Other assets	1,784	155	(229)
Accounts payable and other liabilities	32	3,662	4,522

Cash used in continuing operations	(63,698)	(56,589)	(18,491)
Cash used in discontinued operations	(885)	(3,661)	(6,041)

Net cash used in operating activities	(64,583)	(60,250)	(24,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(859)	(1,241)	(511)
Purchases of marketable securities	—	—	(15,275)
Proceeds from sales of equipment, net of transaction costs	1,244	—	84
Proceeds from sales of marketable securities	1,175	12,050	2,050
Cash provided by (used in) business combinations, net of cash acquired	4,187	(16,850)	(11,997)

Cash provided by (used in) investing activities — continuing operations	5,747	(6,041)	(25,649)
Cash provided by (used in) investing activities — discontinued operations	13,243	(1,033)	20,459

Net cash provided by (used in) investing activities	18,990	(7,074)	(5,190)

(continued)

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under other debt arrangements	—	50,000	—
Payment on debt and capital leases	(7,068)	(3,703)	(413)
Proceeds from the sale of common stock and warrants, net of transaction costs	44,176	24,964	71,364
Exercise of stock options and warrants	2,550	209	4,316

Cash provided by financing activities — continuing operations	39,658	71,470	75,267
Cash used in financing activities — discontinued operations	—	(1,585)	(5,283)

Net cash provided by financing activities	39,658	69,885	69,984

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,136)	422

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,935)	425	40,684
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	55,180	54,755	14,071

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,245	$55,180	$54,755

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,208	$930	$76

Income taxes	$—	$—	$—

Non-cash transactions:
Equipment acquired through capital leases	$68	$307	$567

Equity issued in business acquisitions	$11,564	$—	$—

Accrued acquisition costs	$—	$207	$—

Debt issued in business acquisitions	$—	$25,200	$—

Equity issued to acquire technology rights	$—	$—	$3,619

Issuance of common stock upon note conversion	$—	$—	$2,337

(concluded)

See notes to consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

(1)	Nature of Business and Basis of Presentation

Nature of Business

Clinical Data, Inc. (“the Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s main operating business is PGxHealth, LLC, a wholly-owned Delaware limited liability company.

The Company is focused on the development and commercialization of novel therapeutics, with two lead compounds in the areas of central nervous system and cardiovascular disorders. The Company’s first late-stage drug candidate is vilazodone, a dual-acting selective and potent serotonin reuptake inhibitor and serotonin receptor 1A partial agonist for the treatment of Major Depressive Disorder for which a New Drug Application (“NDA”) was filed with the U.S. Food and Drug Administration (“FDA”) on March 22, 2010. The Company’s NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with January 22, 2011 currently assigned for decision-making by the FDA under the Prescription Drug User Fee Act (“PDUFA”). The Company’s second late-stage drug candidate is apadenoson, trademarked Stedivaze, a selective adenosine receptor 2A (“AR2A”) agonist and potential best-in-class coronary vasodilator currently in Phase III of clinical development for use in nuclear Single Photo Emission Computed Topography myocardial perfusion imaging.

The Company also has a pipeline of preclinical compounds, with plans to enter first-in-human trials. On May 10, 2010, Santen Pharmaceutical Co., Ltd. (“Santen”) exercised its option with respect to one of these preclinical compounds by making a $2.0 million payment for exclusive global rights to develop the Company’s second AR2A agonist, referred to as ATL313, as a topical medication for glaucoma. Also, in August 2009, the Company also entered into a license agreement with CombinatoRx, Inc. to develop ATL313 for the treatment of B-cell cancers, including multiple myeloma. An option agreement is also in place with Novartis Bioventures, Ltd., an affiliate of Novartis AG, for the rights to develop the Company’s adenosine receptor 2B agonist, referred to as ATL844, for the treatment of asthma and diabetes.

In addition, the Company provides a family of genetic tests for inherited cardiac syndromes.

As part of its decision to focus on therapeutics, the Company sold Vital Scientific BV (“Vital Scientific”) in October 2007, Electa Lab s.r.l. (“Electa Lab”), in November 2007, and Cogenics, Inc., Epidauros Biotechnologie AG and Cogenics Genome Express S.A. (collectively “Cogenics”) in April 2009. Accordingly, these operating units have been presented in the consolidated financial statements as discontinued operations. These transactions are described in more detail in Note 3 — Discontinued Operations.

Basis of Presentation

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2010, the Company had cash and cash equivalents of $49.2 million. In June 2010, the Company sold to the public 2.2 million shares of the Company’s common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to the Company are expected to be approximately $29.8 million after deducting underwriting commissions and estimated expenses payable by the Company associated with this transaction.

Based on its projected uses of cash, the Company believes its cash, including the estimated net proceeds from the June 2010 financing, will be sufficient to fund its operations, including commercialization of vilazodone, clinical development activities of Stedivaze, including a Phase III clinical development program, continued development of the Company’s other products and drug candidates and its working capital and other general corporate activities, through March 2011. This is based on management’s current operational plans and

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities at normal levels and does not assume any cash inflows from partnerships, disposition of additional non-core assets or other dilutive or non-dilutive financings.

The Company will need additional funds to continue operations, including the commercialization of vilazodone, the development of Stedivaze and its other products and programs beyond March 2011. Management is always evaluating and prioritizing additional sources of financing and would consider any of the following options:

•	partnering opportunities for the marketing of vilazodone;

•	partnering opportunities for the development and marketing of Stedivaze;

•	license, sublicense, or other relationships with third parties relating to the development programs of its preclinical compounds and/or patents;

•	sale of non-core assets; and/or

•	sale of equity or debt securities.

If the Company is unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, the Company will be required to implement aggressive cost reduction strategies. The most significant portion of the research and development expenses, as well as some portion of sales and marketing expenses, are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other drug candidates. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs, planned clinical and preclinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm the Company’s long-term financial condition and operating results. The Company is prioritizing the various development projects to focus its critical resources on the most valuable assets. Similar to the vilazodone development, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for the Company and its shareholders and on the Company’s financial condition and operating results.

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

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

The Company carries its accounts receivable net of an allowance for doubtful accounts. Accounts receivable balances are evaluated on a regular basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

A summary of the activity in the allowance for uncollectible accounts for the years ended March 31 is as follows:

	2010	2009	2008
	(In thousands)

Allowance for uncollectible accounts — beginning of year	$1,292	$500	$346
Provisions	1,749	1,015	189
Less: deductions	(518)	(223)	(35)

Allowance for uncollectible accounts — end of year	$2,523	$1,292	$500

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

Goodwill and Intangibles

The Company’s goodwill and indefinite-lived intangibles are not being amortized and definite-lived intangibles, which primarily consist of completed technology and customer relationships, are being amortized over their useful lives.

The Company completed its annual impairment test of goodwill as of December 31, 2009 and concluded that there was no impairment of goodwill. In performing the most recent annual goodwill assessment, the Company continued to conclude that the Company was comprised of a single reporting unit. The Company continues to reevaluate its internal reporting and management structure. Management expects that future impairment tests will be performed based upon the current segment reporting structure and related identification of reporting units. The impairment test will be performed at other times during the course of the year should an event occur which suggests that the goodwill should be evaluated.

Recoverability of intangible assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles are written down to their respective fair values.

Revenue Recognition

The majority of the Company’s current revenue is from services related to genetic tests. Revenue is recognized for services rendered when the testing process is complete and test results are reported to the ordering physician. The Company maintains relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.

Revenue is also derived from fees for licenses of intellectual property. For those arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties in the following quarter. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, the Company recognizes revenue upon receipt of royalty statements from the licensee.

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in its drug candidates; and infrastructure costs, including facilities costs and depreciation expense. The Company evaluates periodically whether a portion of its commercial supply investment may be capitalized as inventory. Generally, inventory may be capitalized if it is probable that future revenue will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. The Company is continuing to expense all of its commercial supply investment due to the high risk inherent in drug development.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts and tax bases of assets and liabilities and operating loss carryforwards using enacted rates expected to be in effect when those differences reverse. Valuation allowances are provided against deferred tax assets that are not expected to be realized.

The Company provides reserves or does not recognize tax benefits for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Tax benefits for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. The Company’s policy is to record penalties with respect to income tax assessments as general and administrative expenses whereas interest associated with such uncertain tax positions is recorded as interest expense.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income (loss) for the Company are the cumulative translation adjustments related to the net assets of the foreign operations and changes in unrealized gains and losses on marketable securities. These adjustments are accumulated within the consolidated statements of stockholders’ equity under the caption accumulated other comprehensive income (loss).

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows:

	March 31,
	2010	2009
	(In thousands)

Foreign currency translation adjustment	$—	$2,279
Unrealized gain on investment in Avalon	—	1,322

Total	$—	$3,601

During the fiscal year ended March 31, 2010, the Company disposed of its foreign subsidiaries and realized any adjustments as a result of foreign currency translation. During the fiscal year ended March 31, 2010, the Company completed the acquisition of Avalon and surrendered the shares of Avalon common stock it held immediately prior to the acquisition and realized the gain.

Loss per Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options and warrants calculated using the treasury stock method and convertible notes using the “if-converted” method. The weighted average number of shares of common stock outstanding during the year ended March 31, 2010 includes 164,000 shares of common stock to be issued as consideration for the acquisition of Avalon Pharmaceuticals as if they had been issued on May 28, 2009.

The following dilutive securities were not included in the diluted earnings per share calculations as at March 31, 2010, 2009 and 2008 because the inclusion of these amounts would have been antidilutive because the Company has a net loss:

	2010	2009	2008
	(In thousands)

Common stock options	3,911	3,630	2,539
Common stock warrants	4,262	4,567	1,011
Convertible note payable	6,111	6,111	—
Contingent value rights	41	—	—

Total	14,325	14,308	3,550

Equity-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as compensation cost over the requisite service period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalents in financial institutions, believed to be of high-credit quality. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. During fiscal 2010, 2009 and 2008, there were no individually significant customers.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable and long-term debt. Accounting principles generally accepted in the United States of America, establishes a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. These inputs include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s instruments, the fair value of long-term debt was not significantly different than the carrying value at March 31, 2010.

The following table presents information about the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash equivalents	$38,193	$—	$—	$38,193

The following table presents information about the assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

Description	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash equivalents	$37,659	$—	$—	$37,659
Marketable securities — Auction rate preferred securities	—	—	1,175	1,175
Marketable securities — Avalon common stock	1,560	—	—	1,560

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

Auction Rate
Securities
(In thousands)

Balance at March 31, 2009	$1,175
Auction rate preferred securities redeemed at par	(1,175)

Balance at March 31, 2010	$—

Segment and Geographical Information

For the years ended March 31, 2010, 2009 and 2008, the Company has reported its business as a single reporting segment as there is limited discrete financial information for any of the Company’s individual products or service offerings as well as the fact that the Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.

For the years ended March 31, 2010, 2009 and 2008, the Company operated its business exclusively in North America and no one customer accounted for more than 10% of the Company’s revenue.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

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

During fiscal 2009 and 2008, the Company determined that the Cogenics segment and Vital Scientific and Electa Lab, respectively, did not fit with the Company’s strategic direction. Management believed that the Company’s capital resources and the cash derived from the sale of these businesses could be better allocated to investments and growth opportunities to increase the Company’s presence in the therapeutics and genetics testing markets. Accordingly, the Company has classified these businesses as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.

Vital Scientific

On October 25, 2007, the Company sold Vital Scientific, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to the ELITech Group, an unrelated third-party, for total proceeds of $15.0 million. A gain of $8.6 million was recorded in fiscal 2008.

On April 9, 2008, the ELITech Group paid €200,000 as additional consideration based on the final closing balance sheet resulting in a total gain on the sale of Vital Scientific of $8.9 million. The additional gain of $315,000 was recognized in the first quarter of fiscal 2009.

Electa Lab

On November 14, 2007, the Company sold Electa Lab, a manufacturer and distributor of clinical laboratory instrumentation and related assays, to Vital Diagnostics B.V. (“VDBV”), which is funded and controlled by New River Management IV, LP (“NRM”), an affiliate of Third Security LLC which is controlled by Randal J. Kirk, the Chairman of the Company’s Board of Directors, for $2.5 million. A loss of $38,000 from the sale was recorded in the year ended March 31, 2008.

Cogenics

In March 2009, the Company entered into a letter of intent to sell its Cogenics segment, which was comprised of Cogenics, Inc., Epidauros Biotechnologie AG, and Cogenics Genome Express S.A., a provider of genomic services. Cogenics was sold on April 14, 2009 for net proceeds of $13.2 million, as adjusted, excluding $2.2 million, as adjusted, held in escrow for a period of up to eighteen months. Accordingly the Company has classified this business as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized statement of operations data for Vital Scientific, Electa Lab and the Cogenics segment for the years ended March 31, 2010, 2009 and 2008 is set forth below:

	2010	2009	2008
	(In thousands)

Revenue	$499	$27,018	$50,381

Loss from Operations Before Disposal:
Loss before taxes	$(485)	$(8,288)	$(9,518)
Income taxes	(14)	(216)	(1,365)

Loss from discontinued operations, net of taxes	(499)	(8,504)	(10,883)
Disposal:
Gain/(loss) on disposal, net of taxes	5,486	(252)	7,901

Gain/(loss) from discontinued operations, net of tax	$4,987	$(8,756)	$(2,982)

(4)	Business Combinations

Adenosine Therapeutics, LLC

On August 4, 2008, the Company acquired the assets of Adenosine Therapeutics, a developer of drug products, based on its extensive portfolio of composition of matter and method of use patents relating to selective adenosine receptor modulators. The Company paid $11 million in cash and entered into a $22 million five-year promissory note and a separate $3.2 million 32-month promissory note with the members of Adenosine Therapeutics, LLC (the “Sellers”). Contingent consideration of up to $30 million in cash may be paid upon the achievement of certain regulatory and commercial milestones. At the time of the acquisition, two compounds in the Adenosine Therapeutics pipeline were the subject of licensing option agreements. Novartis held and continues to hold an option to partner on the development of ATL844, in preclinical study for the treatment of diabetes and asthma, and Santen held an option on another compound in preclinical development as a topical medication for glaucoma. On May 10, 2010, Santen exercised its option by making a $2.0 million payment.

The acquisition of Adenosine Therapeutics significantly expanded the Company’s therapeutics offerings by adding a late-stage drug candidate, Stedivaze, for use as a cardiac perfusion agent and other early stage drug candidates in cardiology, diabetes, asthma, inflammatory diseases, and sickle cell anemia. Stedivaze began Phase III clinical trials in calendar 2009.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $15.7 million. The Company recorded contingent consideration totaling $15.7 million as a liability. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the cost over the $15.7 million that was initially recognized as a liability shall be recognized as an additional cost of the acquired entity. If the fair value of the consideration issued or issuable is less than $15.7 million, that amount shall be allocated as a pro rata reduction of the amounts assigned to non-current assets. Any amount that remains after reducing those assets to zero shall be recognized as an extraordinary gain. The allocation of the purchase price remains subject to potential adjustments, including contingent consideration.

The purchase price provided for an adjustment to the cash purchase price; in January 2009, the Sellers refunded $301,000 to the Company. This adjustment was recorded during the quarter ended March 31, 2009 as a reduction to cash consideration with a corresponding increase to contingent acquisition costs, therefore having no effect on the purchase price.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the purchase price allocation were as follows:

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

The IPRD charge relates to Stedivaze, a highly selective AR2A agonist in development as a coronary vasodilator for myocardial perfusion imaging. Phase II data showed the potential for best-in-class attributes related to its adverse event and tolerability profile, favorable pharmacokinetic and target binding affinity profiles and mode of administration as a fixed dose intravenous bolus. The Company began enrollment of its first Phase III clinical trials in November 2009.

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

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of Adenosine Therapeutics have been included in the accompanying financial statements since August 4, 2008, the date of acquisition.

Avalon Pharmaceuticals, Inc.

On May 28, 2009, the Company acquired Avalon by issuing 801,000 shares of the Company’s common stock in exchange for all of the issued and outstanding common stock of Avalon. Additionally, as part of the merger, the Company issued Contingent Value Rights (“CVRs”) to Avalon stockholders, payable for up to 205,000 additional shares of the Company’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. As of May 28, 2009, Avalon had received $4.0 million of these milestones and accordingly, Clinical Data will be obligated to issue 164,000 additional shares of the Company’s common stock on June 30, 2010. The common stock and CVRs issued in connection with the merger were valued at fair value, or $11.99 per share, the last reported sale price of the Company’s common stock as reported on the NASDAQ Global Market on May 28, 2009. The Company does not expect the remaining milestones to be achieved prior to June 30, 2010; accordingly, no value has been assigned to the remaining CVRs. The Company has also included as consideration for the merger: (i) the fair value of the Avalon common stock, which the Company acquired on October 27, 2008 and (ii) the $1.0 million paid by the Company to Avalon on October 27, 2008 for an exclusive license to Avalon’s drug and biomarker discovery platform (“AvalonRx”). As a result of re-measuring the fair value of the Avalon stock immediately prior to the completion of the merger, the Company recorded a gain of $1.8 million which is included as other income in the accompanying statement of operations. The combined company has an expanded oncology business with a pipeline of what it believes to be promising oncology biomarkers and compounds, and a biomarker discovery platform to identify additional therapeutic and diagnostic candidates, which resulted in goodwill from this transaction.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to contingent consideration, tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management. The excess purchase price over those assigned values was recorded as goodwill. As of March 31, 2010, the purchase price and related allocation for the Avalon acquisition was finalized.

The components of the purchase price and allocation are as follows:

(In thousands)

Clinical Data common stock issued	$9,602
Contingent value rights	1,961
Acquisition date fair value of Avalon common stock held by Clinical Data	2,010
Cash paid in October 2008 for license to Avalon technology	1,000

$14,573

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)

Purchase Price Allocation
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

Of the total purchase price, $3.2 million was allocated to purchased IPRD projects. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to the approval by the FDA. IPRD is measured at fair value at acquisition date and capitalized; it is subsequently accounted for as an indefinite-lived asset until completion or abandonment of the associated research and development efforts.

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

The Company discounted the projected cash flows using a risk adjusted discount rate and considered the probability of success, where appropriate. The rate utilized to discount the net cash flows to their present values was the IRR based on the purchase price paid. Management believed that the IRR reflected the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the stage of completion of the project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these considerations, the IRR of 19% was deemed an appropriate discount for valuing the IPRD.

The estimates used in valuing IPRD were based upon assumptions believed to be reasonable. The failure of AVN316 to reach commercial success could have an adverse impact on the Company’s expected results.

Upon the adoption of ASC 805 — Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations), on April 1, 2009, the capitalized transaction costs of $719,000 that had been incurred through March 31, 2009 have been expensed and are included in transaction costs incurred in connection with the Avalon acquisition on the accompanying statement of operations. Transaction costs incurred after March 31, 2009 of $1.3 million have been recognized as an expense as incurred and are also included in transaction costs incurred in connection with the Avalon acquisition on the accompanying statements of operations.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of Avalon have been included in the accompanying financial statements since the date of acquisition. Pro forma information related to this acquisition is not presented, as the effect of the acquisition is not material.

Restructuring of Avalon Operations

On August 31, 2009, the Company sold to Intrexon Corporation (“Intrexon”) substantially all of the equipment (the “Assets”) located at Avalon’s facility in Germantown, Maryland (the “Facility”). Intrexon is majority-owned by certain affiliates of Mr. Kirk. In exchange for the Assets, the Company received $1.5 million (the “Purchase Price”) in cash and Intrexon assumed certain liabilities associated with the Assets. The carrying value of the assets at the time of the sale was $1.3 million. After deducting transaction fees, including banker and legal fees, no gain or loss was recognized in connection with the sale. In an effort to reduce the Company’s fixed overhead expenses, the Company assigned the lease for the Facility to Intrexon. As a result of exiting the lease, the Company recorded a loss of $1.8 million related to writing off the unamortized acquired leasehold improvements. This loss is included in restructuring and lease exiting costs on the statements of operations for the year ended March 31, 2010.

In connection with the assignment of the lease, the Company terminated and Intrexon hired 11 of the Company’s employees located at the Facility. No termination costs or benefit payments were made and none will be made in future periods in connection with these employee terminations.

Subsequent to the assignment of the lease and the sale of the Assets, the Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009, and employees necessary to support the Company’s AVN316 program.

As part of the Company’s ongoing prioritization of its early stage therapeutic assets and cost containment strategies, on January 4, 2010, the Company consolidated certain of its research and development activities from its Maryland facility to its laboratories in Virginia, where ongoing development of AVN316 and other preclinical programs acquired from Avalon in May 2009 will continue. As a result of these actions, the Company terminated the employment of its remaining personnel in Maryland, which has obligated the Company to pay $664,000 in severance benefits and other termination costs that is included in the results of operations for the quarter ended March 31, 2010. The Company has engaged certain former senior employees from the Maryland facility under consulting arrangements to ensure continuity of research and development activities and to pursue certain business development opportunities.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31:

	2010	2009
	(In thousands)

Laboratory equipment	$1,511	$1,197
Leasehold improvements	1,625	1,527
Computer equipment and software	2,460	2,022
Furniture and fixtures	292	187

	5,888	4,933
Less: accumulated depreciation and amortization	(3,093)	(1,991)

	$2,795	$2,942

The gross amount of the Company assets under capital leases as of March 31, 2010 was $1.1 million of laboratory equipment and $68,000 of computer equipment. The gross amount of the Company assets under capital leases as of March 31, 2009 was $1.1 million of laboratory equipment.

(6)	Intangible Assets

The intangible asset balances are as follows at March 31:

	Average
	Useful
	Life	2010	2009
	(In thousands)

Completed technology	6.7 years	$9,655	$5,955
In-process technology	N/A	3,200	—
Customer relationships	5.0 years	400	400
Other	5.3 years	700	100

		13,955	6,455
Less: accumulated amortization		(3,290)	(1,708)

Intangible assets, net		$10,665	$4,747

During fiscal 2010, 2009 and 2008, amortization of intangible assets totaled $1.6 million, $606,000 and $446,000, respectively.

Amortization with regard to the intangible assets at March 31, 2010 is expected to total $1.7 million in 2011, $1.7 million in 2012, $1.6 million in 2013, $1.5 million in 2014, $754,000 in 2015 and $276,000 in 2016 and beyond.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Accrued Expenses

Accrued expenses consist of the following at March 31:

	2010	2009
	(In thousands)

Payroll and payroll-related expenses	$4,679	$2,020
External research and development expenses	992	1,147
Commissions, royalties and license fees	1,121	1,063
Milestone payable to Merck	15,718	—
Other	2,555	1,901

	$25,065	$6,131

(8)	Debt

The Company’s long-term debt obligations are as follows at March 31:

	2010	2009
	(In thousands)

Notes payable, bearing interest at 6.5%, with monthly principal payments due through June 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,264	$2,001
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by substantially all of the assets of the Company	1,300	2,500
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by substantially all of the assets of the Company	15,400	19,800
Convertible notes payable (related party), maturing February 25, 2017	50,000	50,000

	67,964	74,301
Less: current portion	(6,635)	(6,337)
unamortized discount	(19,871)	(21,132)

	$41,458	$46,832

Interest on the convertible notes is payable annually at a rate of 9.72% due on February 25th. After February 25, 2011, the principal on the notes is prepayable at the option of the Company at no cost or penalty. Further, the holders of the notes may elect to convert the notes in part or in whole at any time into the Company’s common stock at a fixed price of $8.18 per share. The notes are unsecured.

A portion of the proceeds from the convertible notes totaling $50.0 million was allocated to detachable warrants issued in connection with the convertible notes and a beneficial conversion feature, which resulted in an aggregate debt discount of $21.2 million, which is being amortized over the term of the notes using the effective interest method. The principal on the convertibles notes is convertible at any time into the Company’s common stock at a conversion price of $8.18 per share. The difference between the effective conversion price and the fair value of the securities into which the debt is convertible at the commitment date resulted in a beneficial conversion feature on the convertible notes aggregating to $10.4 million. The beneficial conversion feature was recognized as a discount to the debt and which will be amortized over the term of the note. The relative fair value assigned to the warrants totaling $10.8 million was recognized as additional paid-in capital. Amortization of the debt discount totaled $1.3 million and $106,000 in fiscal 2010 and 2009, respectively, and is included in interest expense on the accompanying statement of operations.

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

The maturities of the long-term debt as of March 31, 2010 are as follows:

2011	$6,635
2012	4,729
2013	4,400
2014	2,200
2015	—
After	50,000

Total	$67,964

(9)	Commitments and Contingencies

Litigation

The Company is, from time to time, subject to disputes arising in the normal course of business. While ultimate results of any such disputes cannot be predicted with certainty, at March 31, 2010, there were no asserted claims against the Company which in the opinion of management, if adversely decided would have a material adverse effect on the consolidated financial statements.

Contractual Commitments and Commercial Obligations

The Company leases facilities, vehicles and computer equipment under operating and capital leases. Future minimum lease payments under these leases as of March 31, 2010 are as follows (in thousands):

	Operating	Capital
Year Ending March 31,	Leases	Leases

2011	$948	$156
2012	190	125
2013	31	42
2014	13	—
Thereafter	—	—

Total	$1,182	323

Less: amount representing interest		(28)

Total principal obligations		295
Less: current portion		(138)

Long-term capital lease		$157

Rent expense was $1.6 million, $984,000 and $356,000 during fiscal 2010, 2009 and 2008, respectively.

During fiscal 2010, 2009 and 2008, the Company financed equipment purchased under capitalized leases with a principal value of $68,000, $307,000 and $567,000, respectively.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vilazodone Commitments

Under the terms of the Company’s license agreement with Merck, if the Company is successful in the continuation of its development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million was payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union for the first indication of vilazodone. This payment was made on May 21, 2010, when the NDA the Company filed on March 22, 2010 was accepted for review by the FDA. The Company issued 921,000 shares of its common stock as a result of achieving this milestone. The Company recognizes the obligation to make milestone payments when they are incurred. Upon filing the NDA, the Company believed that the issuance of shares was probable and recorded the $15.7 million obligation as calculated based on the number of shares due as of March 31, 2010 under the terms of the agreement. The Company is obligated to issue a variable number of shares at a fixed Euro amount.

In addition, separate €9.5 million ($12.8 million at March 31, 2010) payments would be payable to Merck within 30 days of (a) receipt of approval of the NDA or MAA, and (b) on the first sale of vilazodone in the U.S. or the European Union. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone, and to a certain share of milestone payments from third parties if the Company sublicenses vilazodone.

Adenosine Therapeutics Acquisition Commitments

In connection with the acquisition of Adenosine Therapeutics, for a period of ten years following the closing, contingent consideration of up to $30 million (of which $16.0 million is recorded in long-term liabilities as of March 31, 2010) in cash may be paid by the Company to the sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any Seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15 million payable to the Sellers; provided, however, (a) that all amounts up to the first $5 million paid to the Sellers under section (iv) shall offset on a dollar-for-dollar basis the payment required by section (i) above and (b) all amounts paid to the Sellers in excess of $5 million pursuant to section (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above. On May 10, 2010, the Company received a $2.0 million milestone payment under its license agreement with Santen, of which one-third, or $667,000 is due to the sellers. Along with these acquisition costs, the Company has assumed all of Adenosine Therapeutics rights and obligations under licensing agreements with the University of Virginia Patent Foundation (“UVAPF”), the Public Health Service of the National Institutes of Health, the University of Massachusetts and the Penn State Research Foundation. The Company holds exclusive rights to develop and commercialize Stedivaze, ATL313, ATL844 and ATL1222 pursuant to a license agreement it entered into with UVAPF in 1999. Under the terms of its license agreement with UVAPF, the Company will be obligated to pay UVAPF certain milestone payments and royalties if it is successful in commercializing these products.

Avalon Acquisition Commitments

In connection with the merger of Avalon, the Company issued CVRs as part of the merger consideration. The CVRs provide each holder entitled to receive them the right to receive a proportionate share of an aggregate of up to 205,000 shares of Clinical Data common stock based on milestone payments received on or prior to June 30, 2010. In particular, any payment received by Avalon or its affiliates (including Clinical Data following the closing of the merger) under either Avalon’s License and Research Collaboration Agreement with Merck & Co., Inc. or Avalon’s Amended Pilot Study Agreement with Novartis Institutes for Biomedical Research, Inc. at any time during the

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period commencing on October 27, 2008 through and including June 30, 2010 (up to a maximum amount of $5 million) constitutes a “milestone payment.” On May 7, 2009, Avalon received a $4 million milestone payment and, as a result, Clinical Data is obligated to issue 164,000 shares of its common stock on or after June 30, 2010 as additional consideration (of which $2.0 million is recorded in equity as of March 31, 2010). The Company does not expect the remaining milestones to be achieved prior to June 30, 2010. However, the number of additional shares to be issued will be dependent on the achievement of the remaining milestone.

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

On July 23, 2007, the Company sold 4.5 million shares of its common stock in an underwritten public offering for net proceeds of $62.1 million. On July 26, 2007, the underwriters exercised their over-allotment option to purchase an additional 675,000 shares of the Company’s common stock for net proceeds of $9.2 million.

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

On December 7, 2007, the Company issued 135,000 shares of its common stock to Merck, the licensor of vilazodone. The value of the shares issued to Merck of $3.6 million was recorded as research and development expense in fiscal 2008.

On June 10, 2008, the Board of Directors of the Company approved the restoration of the 15,000 shares of the Company’s common stock held as treasury to the status of authorized but unissued shares of common stock.

On September 26, 2008, the Company closed a private placement of common stock in which it sold 1.5 million shares of common stock and warrants to purchase an additional 757,000 shares of common stock for net proceeds of $25.0 million, after transaction costs of $36,000, to certain institutional investors, including the Chairman of the Company’s Board of Directors. The unit price was $16.50 per share. The exercise price of the warrants is $16.44. The warrants are exercisable any time between March 26, 2009 and March 26, 2014.

On February 25, 2009, the Company closed a private placement in which it sold $50 million convertible notes convertible into 6.1 million shares of common stock and warrants to purchase 3.1 million shares of common stock

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for proceeds of $50.0 million to certain institutional investors, including the Chairman of the Company’s Board of Directors. One half of the warrants have an exercise price of $8.12, equaling the closing bid price of the Company’s common stock on the NASDAQ Global Market on February 25, 2009, and the other half of the warrants have an exercise price of $9.74. The warrants are exercisable any time between August 25, 2009 and August 25, 2014.

In connection with the merger with Avalon, the Company issued 801,000 shares of its common stock on May 28, 2009. The stock was valued at $11.99 per share, which equaled the last reported sale price of the Company’s common stock on the NASDAQ Global Market. Additionally, as part of the merger, the Company issued CVRs to Avalon stockholders, payable for up to 205,000 additional shares of the Company’s common stock, upon the receipt of certain milestone payments that Avalon may receive under its collaboration agreements with Merck & Co., Inc. and Novartis Institute for Biomedical Research, Inc. prior to June 30, 2010. As of the Acquisition Date, Avalon had received $4.0 million of these milestones and accordingly, the Company will be obligated to issue 164,000 additional shares of the Company’s common stock on June 30, 2010. The CVRs issuable at the Acquisition Date were recorded at fair value, or $11.99 per share.

In November 2009, the Company sold to the public 2.8 million shares of the Company’s common stock, par value $0.01 per share, at a price of $17.25 per share. The net proceeds to the Company were $44.2 million after deducting underwriting commissions and expenses payable by the Company associated with this offering.

As of March 31, 2010, the Company has warrants to purchase 4.3 million shares of the Company’s common stock outstanding at an average exercise price of $11.88 per share. The warrants have an average remaining contractual term of 4.03 years.

On May 21, 2010, the Company issued 921,000 shares of its common stock to Merck, the licensor of vilazodone.

In June 2010, the Company sold to the public 2.2 million shares of the Company’s common stock, par value $0.01 per share at a price of $14.30 per share. The net proceeds to the Company are expected to be approximately $29.8 million after deducting underwriting commissions and estimated expenses payable by the Company associated with this transaction.

(11)	Income Taxes

As of March 31, 2010, the Company has not recognized any interest and penalties related to any uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense should such costs be assessed. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $640,000 as of March 31, 2010, assuming there was no valuation allowance. The Company’s U.S. federal income tax returns remain subject to examination, and its state income tax returns for all years through 2010 remain subject to examination.

The following is a reconciliation of the total amounts of unrecognized tax benefits for the years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Beginning uncertain tax benefits	$—	$—	$—
Current year — increases	640	—	—
Current year — decreases	—	—	—
Settlements	—	—	—
Expire statutes	—	—	—

Ending uncertain tax benefits	$640	$—	$—

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files income tax returns in the U.S. and United Kingdom. The Company remains subject to tax examinations in the following jurisdictions at March 31, 2010:

Jurisdiction	Tax Years

United States	2007-2010
United Kingdom	2007-2009

The components for loss before income taxes were as follows at March 31:

	2010	2009	2008
	(In thousands)

United States	$(82,208)	$(124,410)	$(31,272)
Foreign	(11,292)	728	(1,306)

	$(93,500)	$(123,682)	$(32,578)

The benefit from income taxes shown in the accompanying consolidated statements of operations consists of the following for fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Current:
Federal	$—	$—	$(16)
Foreign	—	—	(214)

Total Current	—	—	(230)

Deferred:
Federal	—	—	—
Foreign	—	—	—
Change in valuation allowance	—	—	—

Total Deferred	—	—	—

	$—	$—	$(230)

The benefit from income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following for fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)

Benefits from taxes at statutory rate	$(31,790)	$(42,052)	$(11,076)
Stock-based compensation	2,243	2,606	1,072
Change in valuation reserves	54,921	36,228	9,575
Other	(25,374)	3,218	199

	$—	$—	$(230)

In fiscal 2010, other includes $16.0 million from the deferred tax assets assumed from the acquisition of Avalon for which a full valuation is provided, and $3.5 million from the adoption of the unitary method of taxation by Massachusetts.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31 is as follows:

	2010	2009
	(In thousands)

Deferred tax assets:
Net operating losses	$124,007	$81,695
Capitalized research costs	12,013	6,730
Purchased intangibles	16,449	17,766
Capital losses	5,977	4,545
Tax credits	3,605	2,752
Technology license fee	5,737	—
Other reserves and accrued liabilities	2,640	2,019

Net deferred tax asset	170,428	115,507
Less: valuation allowance	(170,428)	(115,507)

	$—	$—

The Company assesses whether it is more likely than not that the Company will realize its deferred tax assets. The Company determined that it was more likely than not that the net operating losses and the deferred tax assets would not be realized in future periods and a full valuation allowance has been provided for all periods.

The Company has U.S. federal net operating loss carryforwards, after limitation for a change in ownership, of $320.9 million; these carryforwards will expire from 2011 through 2030. In addition, the Company has available U.S. federal tax credit carryforwards of $3.6 million. These carryforwards which will expire between 2028 and 2030 may be used to offset future taxable income, if any. The Company has net operating loss carryforwards of $376.7 million for state purposes which expire from 2011 through 2030. Changes in the Company’s ownership of, as defined in the U.S. Internal Revenue Code, as well as changes in ownership of acquired entities, may limit the Company’s ability to utilize the tax credits and net operating loss carryforwards.

(12)	Stock Incentive Plans and Equity Based Compensation

In September 2002, the stockholders approved the establishment of the 2002 Incentive and Stock Option Plan (the “2002 Plan”) under which an aggregate of 375,000 shares of common stock were reserved.

In October 2005, the stockholders approved the establishment of the 2005 Equity Incentive Plan (the “2005 Plan”) under which an aggregate of 1.5 million shares of common stock were reserved. On September 21, 2006, the stockholders approved an amendment to the 2005 Plan which (a) increased the aggregate number of shares issuable from 1.5 million to 3.0 million and (b) increased the maximum number of shares that may be awarded to any participant in any tax year from 225,000 to 750,000 shares. On September 23, 2008, the stockholders approved an amendment to the 2005 Plan to increase the aggregate number of shares issuable from 3.0 million to 4.6 million. All options are granted at not less than the fair market value of the stock on the date of grant. Substantially all awards are expected to vest.

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

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except for per share amounts)

Outstanding April 1, 2009	3,630	$13.61
Granted	925	16.42
Cancelled/Expired	(491)	15.20
Exercised	(153)	11.23

Outstanding March 31, 2010	3,911	$14.17	7.7 years	$21,712

Exercisable March 31, 2010	2,144	$13.57	6.8 years	$13,619

Exercisable March 31, 2009	1,625	$13.56

Available for future grants March 31, 2010	444

The intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $1.0 million, $377,000 and $2.6 million, respectively. Cash received from stock option exercises during the years ended March 31, 2010, 2009 and 2008 was $1.7 million, $209,000 and $1.8 million, respectively.

During fiscal 2010, 2009 and 2008, the Company granted 36,000, 38,000 and 31,000 shares of restricted common stock, respectively, to certain members of the Board of Directors; one-half vested immediately and the remainder vest one year after grant. The fair value of these shares totaled $555,000, or $15.41 per share, in fiscal 2010, $587,000, or $16.00 per share, in fiscal 2009 and $707,000, or $23.03 per share, in fiscal 2008. As of March 31, 2010, there were 18,000 shares of restricted common stock not yet vested.

The following table presents the stock-based compensation expense for the period ended March 31:

	2010	2009	2008
	(In thousands)

Cost of revenues	$253	$258	$301
Sales and marketing	1,043	1,071	564
Research and development	2,431	1,298	523
General and administrative	4,578	5,503	4,516

Stock based compensation expense, net	$8,305	$8,130	$5,904

In addition, the Company expensed $1.3 million and $1.1 million in net income (loss) from discontinued operations in fiscal 2009 and 2008, respectively.

As of March 31, 2010, there was $12.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the stock plans. That cost is expected to be recognized over a weighted average remaining period of 1.47 years.

The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected stock price volatility was calculated based on the historical volatility of the Company’s common stock over the expected life of the option. The average expected life was based on an average of the vesting period and the contractual term of the option in accordance with the simplified method described in SEC Staff Accounting Bulletins 107 and 110 due to lack of history of employee exercises. The risk-free interest rate is based on zero-

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coupon U.S. Treasury securities with a maturity term approximating the expected life of the option at the date of grant. No dividend yield has been assumed as the Company does not currently pay dividends on its common stock.

For 2010, 2009 and 2008, the Company used the following assumptions to estimate the fair value of share-based payment awards:

	2010	2009	2008

Weighted-average interest rate	1.25 - 2.63%	1.50 - 3.50%	2.75 - 4.75%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	6 years	6 years	6 years
Expected volatility	57 - 66%	65 - 69%	71 - 79%
Weighted average grant date fair value	$9.64	$7.96	$12.30

(13)	Defined Contribution Plans

The Company sponsors defined contribution plans for its employees. Contributions and expenses incurred by the Company amounted to $341,000, $220,000 and $102,000 during fiscal 2010, 2009 and 2008, respectively.

(14)	Related Party Transactions

On July 23, 2007, the Company sold 3.4 million shares of its common stock to an affiliate of Mr. Kirk, as part of a public offering.

On November 14, 2007, the Company sold Electa Lab to VDBV, which is funded and controlled by NRM, for $2.5 million. A loss of $38,000 from the sale was recorded in the year ended March 31, 2008.

On September 26, 2008, the Company sold an aggregate of 1.5 million shares of the Company’s common stock and warrants to purchase an additional 757,000 shares of common stock, for an aggregate purchase price of $25.0 million to Mr. Kirk. The unit price was $16.50, which equaled the closing bid price of the common stock on the NASDAQ Global Market on September 26, 2008, plus $0.06 per share. The exercise price of the Warrants is $16.44. The Warrants are exercisable at any time between March 26, 2009 and March 26, 2014.

On February 25, 2009, the Company sold to investors affiliated with Mr. Kirk (i) notes in an aggregate principal amount of $50.0 million, bearing interest at a rate of 9.72% per year and maturing on February 25, 2017, and (ii) warrants to purchase an aggregate of 3.1 million shares of the Company’s common stock. The principal on the notes convert, at the investors’ discretion, into the Company’s common stock at a fixed price of $8.18 per share, which equaled the closing bid price of the Company’s common stock on the NASDAQ Global Market on February 26, 2009 plus $0.06 per share. Interest on the notes is payable annually, with the first interest payment paid on February 25, 2010. One-half of the warrants has an exercise price of $8.12 and the other half of the warrants has an exercise price of $9.74. The warrants are exercisable at any time between August 25, 2009 and August 25, 2014.

In connection with the February 2009 financing transaction, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) to register the resale of the shares of common stock issuable upon conversion of the unsecured convertible notes of the Company and exercise of the warrants to purchase an aggregate of 3.1 million shares of the Company’s common stock. Subject to the terms of the Registration Rights Agreement, the Company was required to meet, among other things, certain deadlines and requirements related to the registration of shares of common stock underlying the notes and the warrants. As a result of not having the shares registered for resale until July 30, 2009, the Company was obligated to and paid $1.6 million for liquidating damages, including interest of $15,000. This amount was recorded as interest expense during the fiscal year ended March 31, 2010.

CLINICAL DATA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 31, 2009, the Company sold to Intrexon Corporation, majority-owned by certain affiliates of Mr. Kirk, substantially all of the equipment located at the Facility and assigned to Intrexon the Assets. The Company received $1.5 million in cash and Intrexon assumed certain liabilities associated with the Assets, including the Company’s lease for the Facility. In connection with the lease assignment, the Company contributed $300,000 of the proceeds received to a new security deposit for the Facility. The Company also terminated and Intrexon hired 11 of the Company’s employees located at the Facility. The Company retained all of the intellectual property rights of Avalon, which it acquired in May 2009, and all of the employees who support the Company’s AVN316 program. As a result of exiting the lease, the Company recorded a loss of $1.8 million largely related to writing off the unamortized acquired leasehold improvements. This loss is included in restructuring and lease exiting costs on the statement of operations for the year ended March 31, 2010.

(15)	Quarterly Summarized Financial Information (Unaudited)

	Fiscal year ended March 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)
	(In thousands, except per share amounts)

Net revenue	$3,695	$3,042	$3,128	$3,220
Gross profit	2,026	1,433	1,650	1,732
Operating loss	(18,710)	(16,643)	(14,330)	(36,540)
Loss from continuing operations	(20,246)	(18,662)	(16,184)	(38,408)
Income from discontinued operations	4,837	—	150	—
Net loss	(15,409)	(18,662)	(16,034)	(38,408)
Net (loss) income per basic and diluted share:
Continuing operations	$(0.88)	$(0.79)	$(0.63)	$(1.44)
Discontinued operations	$0.21	$—	$—	$—

	Fiscal year ended March 31, 2009
	1st Quarter	2nd Quarter(1)	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)

Net revenue	$2,037	$2,400	$2,781	$3,224
Gross profit	564	856	964	1,569
Operating loss	(12,806)	(67,438)	(22,203)	(20,328)
Loss from continuing operations	(12,526)	(67,276)	(22,403)	(21,477)
Loss from discontinued operations	(2,338)	(2,734)	(1,275)	(2,409)
Net loss	(14,864)	(70,010)	(23,678)	(23,886)
Net loss per basic and diluted share:
Continuing operations	$(0.59)	$(3.17)	$(0.98)	$(0.94)
Discontinued operations	$(0.11)	$(0.13)	$(0.06)	$(0.11)

(1)	The operating loss for the quarter ended September 30, 2008 includes $52.1 million related to in-process research and development expense arising from the acquisition of Adenosine Therapeutics.

(2)	The operating loss for the quarter ended March 31, 2010 includes $15.7 million of research and development expense arising from the milestone payment due to Merck as a result of filing the NDA for vilazodone with the FDA.

EXHIBIT INDEX

Exhibit
Number		Description

1.1		Purchase Agreement, dated October 28, 2009, among Clinical Data, Inc., Piper Jaffray & Co., Wedbush Morgan Securities, Inc., BMO Capital Markets Corp. and Roth Capital Partners LLC. Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 28, 2009, and incorporated herein by reference.
2.1		Agreement and Plan of Merger, dated as of June 20, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on June 28, 2005, and incorporated herein by reference.
2.2		First Amendment to Agreement and Plan of Merger, dated as of July 28, 2005, among Clinical Data, Safari Acquisition Corporation and Genaissance Pharmaceuticals, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 2, 2005, and incorporated herein by reference.
2.3		Agreement and Plan of Merger and Reorganization, dated as of October 27, 2008, by and among Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. Filed as Exhibit 99.1 to Clinical Data’s Current Report on Form 8-K, filed with the Commission on October 31, 2008, and incorporated herein by reference.
2.4		First Amendment to the Agreement and Plan of Merger and Reorganization, dated January 12, 2009, between Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. Filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4/A (File No. 333-156011), filed with the Commission on January 13, 2009, and incorporated herein by reference.
2.5		Second Amendment to the Agreement and Plan of Merger and Reorganization, dated March 30, 2009, between Clinical Data, Inc., API Acquisition Sub II, LLC and Avalon Pharmaceuticals, Inc. Filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (File No. 333-156011), filed with the Commission on April 2, 2009, and incorporated herein by reference.
2.6		Stock Purchase Agreement, dated April 1, 2009, among Clinical Data, Inc., Clinical Data B.V., Beckman Coulter, Inc., Beckman Coulter GmbH, and Beckman Coulter Holdings GmbH. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.
2.7		Stock Purchase Agreement, dated August 31, 2009, by and among Clinical Data, Inc., Avalon Pharmaceuticals, Inc., PGxHealth, LLC and Intextron Corporation. Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 4, 2009, and incorporated herein by reference.
3.1		Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 16, 2008, and incorporated herein by reference.
3.2		Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.
4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.
4.2		Specimen Certificate of Contingent Value Rights to receive common stock. Filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, as filed with the Commission on June 15, 2009, and incorporated herein by reference.
10	.1*	2002 Incentive and Stock Plan. Filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on July 29, 2002, and incorporated herein by reference.
10	.2*	Form of Incentive Stock Option Certificate under the 2002 Equity Incentive and Stock Plan for all U.S. employees, including executive officers. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2005, and incorporated herein by reference.
10	.3*	Form of Non-Statutory Stock Option Certificate under the 2002 Incentive and Stock Plan for all U.S. employees, including executive officers. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2005, and incorporated herein by reference.
10	.4*	Amended and Restated 2005 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2007, and incorporated herein by reference.

Exhibit
Number		Description

10	.5*	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2005 Equity Incentive Plan for all U.S. employees, including executive officers, and directors. Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 29, 2006, and incorporated herein by reference.
10	.6*	Amended and Restated Executive Employment Agreement of Andrew J. Fromkin effective as of September 14, 2009. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 18, 2009, and incorporated herein by reference.
10	.7*	Amended and Restated Executive Employment Agreement of Caesar J. Belbel effective as of September 14, 2009. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 18, 2009, and incorporated herein by reference.
10	.8*	Amended and Restated Executive Employment Agreement of C. Evan Ballantyne effective as of September 14, 2009. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 18, 2009, and incorporated herein by reference.
10	.9*	Form of Amended and Restated Indemnification Agreement between the Company and Arthur Malman. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2005, and incorporated herein by reference.
10	.10*	Form of Indemnification Agreement between the Company and certain executive officers and directors of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 11, 2005, and incorporated herein by reference.
10	.11*	Amended and Restated Executive Employment Agreement of Carol R. Reed, M.D. effective as of September 14, 2009. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed with the Commission on September 18, 2009, and incorporated herein by reference.
10.12		Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement, dated as of November 17, 2005. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.
10.13		Form of Registration Rights Agreement among the Company and the Investors listed therein, dated as of November 17, 2005. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 21, 2005, and incorporated herein by reference.
10.14		Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement, dated as of June 13, 2006. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.
10.15		Form of Registration Rights Agreement among the Company and the Investors, dated as of June 13, 2006. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 15, 2006, and incorporated herein by reference.
10.16		Asset Purchase Agreement, dated August 4, 2008, by and among PGxHealth, LLC and Adenosine Therapeutics, L.L.C. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.17		Secured Promissory Note (Principal Amount $22,000,000), dated August 4, 2008, among PGxHealth, LLC and Adenosine Therapeutics, LLC. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.18		Secured Promissory Note (Principal Amount $3,200,000), dated August 4, 2008, among PGxHealth, LLC and Adenosine Therapeutics, LLC. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.19		Security Agreement, dated as of August 4, 2008, among PGxHealth, LLC and Adenosine Therapeutics, LLC. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.20		Guaranty, dated as of August 4, 2008, among the Company and Adenosine Therapeutics, LLC. Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2008, and incorporated herein by reference.
10.21		Form of Registration Rights Agreement, dated September 26, 2008, among Clinical Data, Inc. and Purchasers as listed therein. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 2008, and incorporated herein by reference.

Exhibit
Number		Description

10.22		Form of Common Stock Purchase Warrant, dated September 26, 2008. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 2008, and incorporated herein by reference.
10.23		Contingent Value Rights Agreement, dated May 28, 2009, among Clinical Data, Inc. and American Stock Transfer and Trust Co. Filed as Exhibit 99.2 to Clinical Data’s Current Report on Form 8-K, filed with the Commission on June 3, 2009, and incorporated herein by reference.
10	.24†	License, Development and Cooperation Agreement by and between Merck KGaA and Genaissance Pharmaceuticals, Inc., dated September 22, 2004. Filed as Exhibit 99.1 to Genaissance’s Current Report on Form 8-K/A, filed with the Commission on October 13, 2004, and incorporated herein by reference.
10.25		Form of Registration Rights Agreement, dated February 25, 2009, among Clinical Data, Inc. and Buyers listed therein. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2009, and incorporated herein by reference.
10.26		Form of Note, dated February 25, 2009. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2009, and incorporated herein by reference.
10.27		Form of Common Stock Purchase Warrant (Series A), dated February 25, 2009. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2009, and incorporated herein by reference.
10.28		Form of Common Stock Purchase Warrant (Series B), dated February 25, 2009. Filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2009, and incorporated herein by reference.
10.29		Escrow Agreement, dated April 14, 2009, among Clinical Data, Inc., Beckman Coulter, Inc. and Wells Fargo, N.A. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.
10.30		Transition Services Agreement, dated April 14, 2009, by and among Clinical Data, Inc., Cogenics, Inc., Epidauros Biotechnologie, Aktiengesellschaft, and Cogenics Genome Express, S.A. Filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.
10.31		Patent License Agreement, dated April 14, 2009, by and between PGxHealth, LLC and Beckman Coulter, Inc. Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K/A, filed with the Commission on April 27, 2009, and incorporated herein by reference.
10	.32††	Amended and Restated UVAPF License Agreement, dated as of June 4, 2010 to be effective April 22, 1999, by and between the University of Virginia Patent Foundation and PGxHealth, LLC, as successor in interest to Adenosine Therapeutics, LLC. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2010, and incorporated herein by reference.
14.1		Code of Business Conduct and Ethics. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 29, 2006, and incorporated herein by reference.
21.1		Subsidiaries of the Company. Filed herewith.
23.1		Consent of Deloitte & Touche LLP, an independent registered public accounting firm. Filed herewith.
31.1		Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2		Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a contract with management.

†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Commission.

††	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Commission.