Form 10-Q
period 2010-06-30
CLINICAL DATA INC
filed 2010-08-09
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 6, 2010 was 29,854,169.

PGxHealth®, StedivazeTM, FAMILION® and AvalonRx® are either trademarks or registered trademarks, as the case may be, of Clinical Data, Inc. All other trademarks used herein, if any, are the property of their respective owners.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,487	$49,245
Accounts receivable, net	3,057	2,851
Prepaid expenses and other current assets	1,291	1,488

Total current assets	67,835	53,584

Property, plant and equipment, net	2,567	2,795
Goodwill	31,849	31,849
Intangible assets, net	10,227	10,665
Other assets	62	62

TOTAL ASSETS	$112,540	$98,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,541	$6,635
Current portion of capital leases	140	138
Accounts payable	7,304	5,550
Accrued expenses	7,029	25,065

Total current liabilities	21,014	37,388

Long-Term Liabilities:
Long-term debt, net of current portion	9,900	11,329
Convertible notes payable (related party), net of unamortized discount	30,501	30,129
Capital lease obligations, net of current portion	121	157
Other long-term liabilities	18	20
Contingent acquisition costs	15,372	16,039

Total long-term liabilities	55,912	57,674

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 60,000,000 shares authorized; 29,843,000 and 26,519,000 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	298	265
Additional paid-in capital	388,953	343,345
Accumulated deficit	(353,637)	(339,717)

Total stockholders’ equity	35,614	3,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,540	$98,955

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2010	2009
Revenues	$5,451	$3,695
Cost of revenues	1,929	1,669

Gross profit	3,522	2,026

Operating expenses:
Research and development	10,851	11,482
Sales and marketing	1,538	2,084
General and administrative	5,184	5,192
Transaction costs incurred in connection with the Avalon acquisition	—	1,978

Total operating expenses	17,573	20,736

Loss from operations	(14,051)	(18,710)
Interest expense	(270)	(397)
Interest expense, related party	(1,584)	(3,164)
Interest income	7	36
Other income, net	1,978	1,989

Loss from continuing operations	(13,920)	(20,246)
Income from discontinued operations	—	4,837

Net loss	$(13,920)	$(15,409)

(Loss) income per basic and diluted share:
Continuing operations	$(0.51)	$(0.88)
Discontinued operations	—	0.21

Net loss	$(0.51)	$(0.67)

Weighted average shares:
Basic and diluted	27,482	23,033
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,920)	$(15,409)
Income from discontinued operations	—	(4,837)

Loss from continuing operations	(13,920)	(20,246)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	731	711
Stock-based compensation	1,904	2,000
Change in fair value of milestone paid to Merck under license agreement	(1,978)	—
Allowance for doubtful accounts	489	472
Accretion of discount on convertible note	372	312
Gain on Avalon stock held by Clinical Data prior to the merger	—	(1,773)
Gain on revaluation of the contingent value rights	—	(159)

Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(695)	(1,000)
Prepaid expenses and other current assets	197	231
Other assets	—	75
Accounts payable and accrued liabilities	(1,281)	(475)
Other liabilities	(2)	2

Cash used in continuing operations	(14,183)	(19,850)
Cash provided by discontinued operations	—	1,245

Net cash used in operating activities	(14,183)	(18,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(65)	(164)
Cash acquired in business combination, net of transaction costs	—	4,187

Cash (used in) provided by investing activities — continuing operations	(65)	4,023
Cash provided by investing activities — discontinued operations	—	13,093

Net cash (used in) provided by investing activities	(65)	17,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(1,557)	(2,419)
Exercise of stock options	87	—
Proceeds from the sale of common stock, net of transaction costs	29,960	—

Cash provided by (used in) financing activities — continuing operations	28,490	(2,419)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,242	(3,908)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,245	55,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,487	$51,272

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$288	$415

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2010
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s main operating business is PGxHealth, LLC, a wholly-owned Delaware limited liability company.
     The Company is focused on the development and commercialization of novel therapeutics, with two lead compounds in the areas of central nervous system and cardiovascular disorders. The Company’s first late-stage drug candidate is vilazodone, a dual-acting selective and potent serotonin reuptake inhibitor and serotonin receptor 1A partial agonist for the treatment of Major Depressive Disorder, for which a New Drug Application (“NDA”) was filed with the U.S. Food and Drug Administration (“FDA”) on March 22, 2010. The Company’s NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with January 22, 2011 currently assigned for decision-making by the FDA under the Prescription Drug User Fee Act (“PDUFA”). The Company’s second late-stage drug candidate is apadenoson, trademarked Stedivaze, a selective adenosine receptor 2A agonist and potential best-in-class coronary vasodilator, currently in Phase III of clinical development for use in nuclear Single Photo Emission Computed Topography myocardial perfusion imaging.
     The Company also has a pipeline of preclinical compounds, with plans to file an Investigational New Drug (“IND”) application in the next twelve months. On May 10, 2010, Santen Pharmaceutical Co., Ltd. (“Santen”) exercised its option to license one of these preclinical compounds by making a $2.0 million non-refundable payment to the Company for exclusive global rights for the life of the intellectual property to develop the Company’s second adenosine receptor 2A agonist, referred to as ATL313, as a topical medication for glaucoma. In August 2009, the Company entered into a license agreement with CombinatoRx, Inc. to develop ATL313 for the treatment of B-cell cancers, including multiple myeloma. An option agreement is also in place with Novartis Bioventures, Ltd., an affiliate of Novartis AG, for the rights to develop the Company’s adenosine receptor 2B agonist, referred to as ATL844, for the treatment of asthma and diabetes.
     In addition, the Company provides a family of genetic tests for inherited cardiac syndromes.
   Basis of Presentation
     At June 30, 2010, the Company had cash and cash equivalents of $63.5 million. Based on its projected uses of cash, the Company believes its cash will be sufficient to fund its operations, including commercialization of vilazodone, clinical development activities of Stedivaze including a Phase III clinical development program, continued development of the Company’s other products and drug candidates and its working capital and other general corporate activities, through March 2011. This is based on management’s current operational plans and activities at normal levels and does not assume any cash inflows from partnerships, disposition of additional non-core assets or other dilutive or non-dilutive financings.
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
     If the Company is unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, the Company will be required to implement aggressive cost reduction strategies. The most significant portion of the research and development expenses and some portion of sales and marketing expense are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other drug candidates. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs, planned clinical and preclinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm the Company’s long-term financial condition and operating results. The Company is prioritizing the various development projects to focus its critical resources on the most valuable assets. Similar to the development of vilazodone, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for the Company and its shareholders and on the Company’s financial condition and operating results.
     The accompanying condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
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
(2) Summary of Significant Accounting Policies
   Revenue Recognition
     The majority of the Company’s current recurring revenue is from services related to genetic tests. Revenue is recognized for services rendered when the testing process is complete and test results are reported to the ordering physician. The Company maintains relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.
     Revenue is also derived from fees for licenses of intellectual property. For those arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties in the following quarter. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, the Company recognizes revenue upon receipt of royalty statements from the licensee. As discussed in Note 6, on May 10, 2010, the Company received a $2.0 million payment from Santen, which has been recognized as revenue during the three months ended June 30, 2010.
   Research and Development Costs
     The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities including: salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses, contractual services, including clinical trial and pharmaceutical development costs, commercial supply investment in its drug candidates, and infrastructure costs, including facilities costs and depreciation expense. The Company evaluates periodically whether a portion of its commercial supply investment may be capitalized as inventory. Generally, inventory may be capitalized if it is probable that future revenue will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. The Company is continuing to expense all of its commercial supply investment due to the high risk inherent in drug development.
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
     The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s instruments, the fair value of long-term debt was not significantly different than the carrying value at June 30, 2010.
     The following table presents information about the assets measured at fair value on a recurring basis as of June 30, 2010:

(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$54,962	$—	$—	$54,962
     The following table presents information about the assets measured at fair value on a recurring basis as of March 31, 2010:

(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,193	$—	$—	$38,193
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
     The following dilutive securities were not included in the diluted earnings per share calculations because the inclusion of these amounts would have been anti-dilutive as the Company had a net loss for the periods covered by this report.

	As at June 30,
(in thousands)	2010	2009
Common stock options	4,006	3,703
Common stock warrants	4,262	4,588
Convertible notes payable	6,111	6,111
Contingent value rights	—	205

Potentially dilutive securities outstanding	14,379	14,607

   Segment and Geographical Information
     For the three months ended June 30, 2010 and 2009, the Company has reported its business as a single reporting segment because there is limited discrete financial information for any of the Company’s individual products or service offerings and the Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.
     For the three months ended June 30, 2010 and 2009, the Company operated its business exclusively in North America and no one customer accounted for more than 10% of the Company’s revenue.
(3) Intangible Assets
     The intangible asset balances are as follows:

	June 30,	March 31,
(in thousands)	2010	2010
Completed technology	$9,655	$9,655
Purchased in-process research and development	3,200	3,200
Customer relationships	400	400
Other	700	700

	13,955	13,955
Less: accumulated amortization	(3,728)	(3,290)

Intangible assets, net	$10,227	$10,665

Amortization expense for the three months ended June 30, 2010 and 2009 was $438,000 and $367,000, respectively. Amortization with regard to the intangible assets at June 30, 2010 is expected to be $1.3 million for the remainder of fiscal 2011, $1.7 million in fiscal 2012, $1.6 million in fiscal 2013, $1.5 million in fiscal 2014, $754,000 in fiscal 2015 and $276,000 in fiscal 2016 and beyond.
(4) Debt
     The Company’s long-term debt obligations are as follows:

	June 30,	March 31,
(in thousands)	2010	2010
Notes payable, bearing interest at 6.5%, with monthly principal payments due through June 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,141	$1,264
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by the assets acquired from Adenosine Therapeutics	1,000	1,300
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by the assets acquired from Adenosine Therapeutics	14,300	15,400
Convertible notes payable (related party), bearing interest at 9.72% payable annually with a maturity date of February 25, 2017	50,000	50,000

	66,441	67,964
Less: current portion	(6,541)	(6,635)
unamortized discount	(19,499)	(19,871)

	$40,401	$41,458

(5) Equity
     On May 21, 2010, the Company issued 921,000 shares of its common stock to Merck KGaA, Darmstadt, Germany (“Merck”), the licensor of vilazodone. The stock was valued at $14.92 per share, which equaled the last reported sales price of the Company’s common stock on the NASDAQ Global Market, or $13.7 million.
     In June 2010, the Company sold to the public 2.2 million shares of the Company’s common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to the Company were $29.9 million after deducting underwriting commissions and expenses payable by the Company associated with this transaction.

     On June 30, 2010, the Company issued 160,000 shares of its common stock to the holders of the Contingent Value Rights (“CVRs”), which were issued in connection with the acquisition of Avalon Pharmaceuticals, Inc. in May 2009. No additional shares of the Company’s common stock will be issued to the former holders of the CVRs.
(6) Commitments
    Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck, if the Company is successful in the continuation of its development of vilazodone, the Company will be obligated to pay Merck certain additional milestone payments, all of which are payable in the Company’s common stock. Specifically, a milestone payment of €12.5 million worth of common stock was payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union for the first indication of vilazodone. The Company recognizes the obligation to make milestone payments when they are incurred. Upon filing the NDA, the Company believed that the issuance of the shares was probable and recorded a $15.7 million obligation as calculated based on the number of shares due as of March 31, 2010 under the terms of the agreement. The Company was obligated to issue a variable number of shares at a fixed Euro amount and accounted for the obligation at fair value as of March 31, 2010. This payment was made on May 21, 2010, when the NDA the Company filed on March 22, 2010 was accepted for review by the FDA. The Company issued 921,000 shares of its common stock, valued at $13.7 million as calculated under the terms of the agreement on May 21, 2010. The change in the fair value of the obligation from March 31, 2010 to May 21, 2010 of $2.0 million is recognized in the statement of operations under the caption “Other income, net.”
     In addition, separate €9.5 million worth of common stock ($11.7 million at June 30, 2010) payments would be payable to Merck within 30 days of (a) receipt of approval of the NDA or MAA, and (b) on the first sale of vilazodone in the U.S. or the European Union. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone, and to a certain share of milestone payments from third parties if the Company sublicenses vilazodone.
    Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics completed in August 2008, for a period of ten years following the closing, contingent consideration of up to $30 million (of which $15.4 million is recorded in long-term liabilities as of June 30, 2010) in cash may be paid by the Company to the sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15 million payable to the Sellers; provided, however, (a) that all amounts up to the first $5 million paid to the Sellers under section (iv) shall offset on a dollar-for-dollar basis the payment required by section (i) above and (b) all amounts paid to the Sellers in excess of $5 million pursuant to section (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above. On May 10, 2010, the Company received a $2.0 million milestone payment under its license agreement with Santen, of which one-third, or $667,000, is due to the sellers and is recorded against “Contingent acquisition costs” on the condensed consolidated balance sheet. Along with these acquisition costs, the Company has assumed all of Adenosine Therapeutics rights and obligations under licensing agreements with the University of Virginia Patent Foundation (“UVAPF”), the Public Health Service of the National Institutes of Health, the University of Massachusetts and the Penn State Research Foundation. The Company holds exclusive rights to develop and commercialize Stedivaze,

ATL313, ATL844 and ATL1222 pursuant to a license agreement Adenosine Therapeutics entered into with UVAPF in 1999. Under the terms of its license agreement with UVAPF, the Company will be obligated to pay UVAPF certain milestone payments and royalties if it is successful in commercializing these products. As a result of the $2.0 million payment received by Santen, the Company is obligated to pay UVAPF one-quarter, or $500,000, of the milestone payment as a sublicense expense, which is accrued and recorded under the caption “Cost of revenues.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward — Looking Statements
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and filed with the SEC on June 14, 2010.
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
Overview
     We are focused on the development and commercialization of novel therapeutics, with two lead compounds in the areas of central nervous system and cardiovascular disorders. Our first late-stage drug candidate is vilazodone, a dual-acting selective and potent serotonin reuptake inhibitor and serotonin receptor 1A (“5-HT1A”) partial agonist for the treatment of Major Depressive Disorder (“MDD”), for which a New Drug Application (“NDA”) was filed with the U.S. Food and Drug Administration (“FDA”) on March 22, 2010. Our NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with January 22, 2011 currently assigned for decision-making by the FDA under the Prescription Drug User Fee Act (“PDUFA”). Our second late-stage drug candidate is apadenoson, trademarked Stedivaze, a selective adenosine receptor 2A agonist and potential best-in-class coronary vasodilator, currently in its first Phase III clinical trial for use in nuclear Single Photo Emission Computed Topography (“SPECT”) myocardial perfusion imaging.
     Our sources of liquidity as of June 30, 2010 include cash and cash equivalents of $63.5 million. Our projected uses of cash include cash used to fund commercialization and further development of vilazodone, clinical development activities of Stedivaze including a Phase III development program, continued development of our other drug candidates, and working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.
     In June 2010, we sold to the public 2.2 million shares of our common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to us were $29.9 million after deducting underwriting commissions and expenses payable by us associated with this transaction.
     We believe that our cash will be sufficient to fund our operations through March 2011. Therefore, we will need additional capital to commercialize vilazodone and continue the development of Stedivaze and our other products and programs beyond March 2011. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.
     Therapeutics
     Vilazodone
     Our lead drug candidate, vilazodone, is a novel dual-acting modulator of serotonin neurotransmission in development for the treatment of MDD with the potential for follow-on indications including Generalized Anxiety Disorder and other related mood disorders. Vilazodone is a selective and potent inhibitor of serotonin reuptake and partial agonist at the 5-HT1A receptor. MDD is a common mood disorder but, despite advances in the understanding of pharmacotherapy and the ongoing development of new agents, overall effectiveness from existing approved therapies is unsatisfactory. For example, approximately two-thirds of patients do not achieve remission with first-line treatment with a selective serotonin reuptake inhibitor (“SSRI”) [STAR*D Study, January 2006 American Journal of Psychiatry]. Common causes for noncompliance or discontinuation of antidepressant therapy include both lack of effectiveness and safety and tolerability concerns, including antidepressant-induced sexual dysfunction, weight gain, and neurological and gastrointestinal effects [Ashton, et al., Antidepressant-Related Adverse Effects Impacting Treatment Compliance: Results of Patient Survey, March/April 2005, Current Therapeutic Research].
     We have completed two randomized, double-blind, placebo-controlled Phase III clinical trials, in which vilazodone achieved statistically significant superiority to placebo on the primary efficacy endpoint and on secondary endpoints related to symptoms of MDD and to global improvement. In these studies, vilazodone was generally well-tolerated with no single adverse event leading to discontinuation in greater than 1% of subjects. The most common adverse events were diarrhea, nausea and insomnia. In addition, vilazodone’s impact on sexual function was similar to placebo when measured by quantitative, validated scales. Patient-reported adverse events related to sexual function, although infrequent, were more common on vilazodone than placebo. A statistically significant improvement in symptoms of anxiety associated with MDD, as measured by the Hamilton Anxiety Scale (“HAM-A”), a secondary endpoint of the studies, was also observed. Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the drug product, we submitted an NDA for vilazodone with the FDA on March 22, 2010, which was accepted for review by the FDA on May 21, 2010 with an assigned PDUFA date of January 22, 2011. Vilazodone is a New Chemical Entity and is currently not approved by the FDA or marketed for sale in any country.
     We hold exclusive rights to develop and commercialize vilazodone pursuant to a license agreement we entered into with Merck KGaA, Darmstadt, Germany (“Merck”), in 2004. Under the terms of our agreement with Merck, if we are successful in the continuation of our development of vilazodone, we will be obligated to pay Merck certain additional milestone payments, all of which are payable in our common stock. Specifically, a milestone payment of €12.5 million worth of common stock was payable to Merck within 30 days of acceptance of an NDA filing in the U.S. or a Marketing Authorization Application (“MAA”) filing in the European Union for the first indication of vilazodone. We recognize the obligation to make milestone payments when they are incurred. Upon filing the NDA, we believed that the issuance of the shares was probable and recorded a $15.7 million obligation as calculated based on the number of shares due as of March 31, 2010 under the terms of the agreement. We were obligated to issue a variable number of shares at a fixed Euro amount and accounted for the obligation at fair value as of March 31, 2010. This payment was made on May 21, 2010, when the NDA we filed on March 22, 2010 was accepted for review by the FDA. We issued 921,000 shares of our common stock, valued at $13.7 million as calculated under the terms of the agreement on May 21, 2010. The change in the fair value of the obligation from March 31, 2010 to May 21, 2010 of $2.0 million is recognized in the statement of operations under the caption “Other income, net.” In addition, separate €9.5 million payments worth of common stock would be payable to Merck within 30 days of (a) receipt of approval of the NDA or MAA, and (b) on the first sale of vilazodone in the U.S. or the European Union, and Merck will also be entitled to certain royalty payments if we are successful in commercializing vilazodone, and to a certain share of milestone payments from third parties if we sublicense vilazodone.
     Stedivaze
     Our second late-stage drug candidate, Stedivaze, is a highly selective adenosine 2A receptor agonist in development as a coronary vasodilator for nuclear-SPECT myocardial perfusion imaging. We began enrollment of our first Phase III clinical trial for Stedivaze in November 2009, and expect to begin our second Phase III clinical trial during the fiscal year ending March 31, 2011. Both of these Phase III studies will evaluate the safety and efficacy of Stedivaze for use as a pharmacologic stress agent in nuclear myocardial perfusion imaging, a method for evaluating blood flow to the heart, and also compare the tolerability of Stedivaze to adenosine, a standard pharmacologic stress agent used in myocardial perfusion imaging scans, when administered as an intravenous bolus injection.
     Data from the clinical trials thus far completed for Stedivaze shows its potential for best-in-class attributes related to its adverse event, tolerability, pharmacokinetic and target binding affinity profiles, and its mode of administration as a fixed dose intravenous rapid bolus.
     Results from our two recent Phase I studies of Stedivaze also demonstrated that Stedivaze was safe and well tolerated in patients with asthma and chronic obstructive pulmonary disease (“COPD”). Currently available adenosine agonists must be used with caution or are contraindicated in patients with asthma and COPD. The high selectivity of Stedivaze offers a potential advantage for the safe use in this population, accounting for approximately 10% of the 7.6 million myocardial perfusion imaging tests performed annually [Eliana Reyes, MD, et al., Adenosine myocardial perfusion scintigraphy in obstructive airway disease. Journal of Nuclear Cardiology, November/December 2007]. In 49 patients with mild to moderate asthma and 50 patients with moderate to severe COPD in our studies, Stedivaze had no effect on pulmonary function tests compared to placebo. Results of both of these trials support the continued study of Stedivaze in patients with asthma and COPD.
     We hold exclusive rights to develop and commercialize Stedivaze, as well as ATL313, ATL844 and ATL1222, pursuant to a license agreement entered into with the University of Virginia Patent Foundation (“UVAPF”) in 1999. Under the terms of our license agreement with UVAPF, we will be obligated to pay UVAPF certain milestone payments and royalties if we are successful in commercializing these products.
   Other Therapeutic Products
     ATL313 is a selective adenosine 2A receptor agonist in preclinical development as a topical treatment for glaucoma that has shown significant effects on lowering intra-ocular pressure in both small and large animal models. Santen has exercised its option to further develop ATL313 for the treatment of glaucoma and plans to file an Investigational New Drug (“IND”) application for the drug with the FDA for this indication as soon as practicable, which is expected to be within the next twelve months. ATL313 is also the subject of a license agreement with CombinatoRx, Inc. for the development of treatments for B-cell cancers, including multiple myeloma. Under this collaboration, CombinatoRx, Inc. will be responsible for both preclinical and clinical development. ATL313 and other adenosine 2A receptor agonists are also being evaluated by us in animal models of chronic pain and multiple sclerosis.
     We are developing ATL844 for the treatment of asthma and/or diabetes, both of which are growing, multi-billion dollar markets. Acting as an adenosine 2B receptor antagonist, this compound has shown significant pharmacodynamic effects in animal models of both asthma and diabetes. We are proceeding with a toxicology and chemistry program and, with success, we would expect to file an IND to continue the development of this compound in human trials. ATL844 is also the subject of an option agreement for an exclusive license with Novartis for the treatment of asthma and diabetes.

     ATL1222 is a highly selective adenosine 2A receptor agonist in development as an anti-inflammatory agent for the treatment of acute inflammatory conditions based on effects demonstrated in animal models. ATL1222 is being evaluated in pharmacodynamic studies and, with success, we would expect to file an IND to continue the development of this compound in human trials.
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
     We have also made significant progress in our efforts to contract with private and government health insurers for test coverage and reimbursement. The FAMILION LQTS, BrS, and FAMILION Family tests and the FAMILION HCM and FAMILION HCM Family tests received S-codes in October 2008 and April 2009, respectively. In October 2008, we became an in-network provider with Aetna for healthcare coverage of our FAMILION LQTS and Family tests. We are utilizing our national contract with the Blue Cross Blue Shield (“BCBS”) Association signed in December 2008 to work with individual BCBS companies to provide their customers with access to our FAMILION Family of Tests. In June 2009, we became an in-network provider for Humana for our FAMILION LQTS and associated family test. In addition, we are currently an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia. These providers and other private payors with positive coverage policies offer access to genetic testing for nearly 280 million patients.
Financial Operations Overview
     Revenue. The majority of our current recurring revenue is from services related to genetic tests. Service fee revenue from genetic tests is recognized when the testing process is complete and the test results are reported to the ordering physician. We maintain relationships with certain healthcare providers as well as healthcare insurance companies; revenue from these arrangements is recognized net of contractual allowances.
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
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations and, during the three months ended June 30, 2009, liquidated damages including interest in connection with our failure to register certain securities for resale in a timely manner. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. During the three months ended June 30, 2010, other income, net consists primarily of the re-measurement of the fair value of the Merck milestone payment at the settlement date. During the three months ended June 30, 2009, other income, net consists primarily of the re-measurement of the fair value of the shares of Avalon stock held by us immediately prior to the merger.
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
     We believe the following critical accounting policies affect our significant estimates and assumptions used in the preparation of our condensed consolidated financial statements. A full discussion of the following accounting policies is included in our 2010 Annual Report on Form 10-K filed with the SEC on June 14, 2010.
•	Revenue recognition
•	Allowance for doubtful accounts and contractual allowances
•	Valuation of intangibles and goodwill
•	Income taxes
     We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended June 30, 2010. There have been no material changes to our critical accounting policies in the quarter ended June 30, 2010.
Results of Operations
   Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
     Revenue. Revenue increased $1.8 million, or 48%, from $3.7 million for the three months ended June 30, 2009 to $5.5 million for the three months ended June 30, 2010. The increase is largely the result of a non-recurring $2.0 million milestone payment received from Santen upon exercising their option to license for further development of ATL313 for glaucoma. Our gross sales of our genetic tests increased $276,000, or

7%, from the same period a year ago as a result of increased coverage from third-party payors, such as BCBS, Aetna and Humana. This increase was offset by an increase in our contractual allowances of $348,000 from $379,000, or 10% of gross genetic testing revenue, to $727,000, or 18% of gross genetic testing revenue, resulting in a decrease in net genetic testing revenue of $72,000, or 2%. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. We have also expanded our service offerings by adding new genetic tests in fiscal 2010 and 2011 with the launch of DCM in November 2009 and the launch of SQTS and CD-DCM in May 2010. We expect to continue to expand our third-party payor base and our product offerings.
     Gross Profit. Gross profit margins increased from 55% for the three months ended June 30, 2009 to 65% for the three months ended June 30, 2010. The improvement in gross profit from fiscal 2010 to 2011 was largely due to the gross profit of $1.5 million realized from the non-recurring Santen milestone payment. Excluding the gross profit from the non-recurring Santen milestone, the gross profit margins increased to 59% for the three months ended June 30, 2010 from 55% for the three months ended June 30, 2009 as a result of the realization of the infrastructure improvements and lab efficiencies. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.
     Research and Development Expense. Research and development expenses decreased $631,000, or 5%, to $10.9 million for the three months ended June 30, 2009 from $11.5 million for the three months ended June 30, 2009. Research and development expenses include internal and external costs incurred for our drug candidates, including vilazodone and Stedivaze. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are not as significant as our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate to individual drug development programs. All research and development costs are expensed as incurred. During the three months ended June 30, 2010, we supported our NDA filing with the FDA for vilazodone, which was accepted for review by the FDA on May 21, 2010, and continued the preparation of a commercial launch. External research and development expenses, including costs associated with the support of the NDA filing and the commercial launch related to vilazodone were $7.5 million for the three months ended June 30, 2010 and $5.2 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we continued enrollment of our first Stedivaze Phase III clinical trial. External research and development expenses related to Stedivaze were $1.2 million for the three months ended June 30, 2010 and $1.5 million for the three months ended June 30, 2009. We expect our ongoing research and development costs to continue to be substantial as we advance our Stedivaze Phase III clinical trials and prepare for the commercialization of vilazodone. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. If we are able to successfully commercialize vilazodone in accordance with current development timelines, we anticipate revenues and cash flows from the sales of vilazodone to commence in calendar 2011. Stedivaze is less advanced and, as a result, any estimate regarding development timelines for this drug candidate is highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, Stedivaze will generate revenues and cash flows.

     Sales and Marketing Expense. Sales and marketing expenses decreased $546,000, or 26%, to $1.5 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009. The decrease was largely the result of a reduction in sales force year-over-year. We expect our sales and marketing expense to remain relatively flat over the next few quarters as we leverage our established sales organization.
     General and Administrative Expense. General and administrative expenses remained flat at $5.2 million for the three months ended June 30, 2010 and 2009.
     Interest and Other Income, Net. Interest expense decreased $1.7 million from $3.6 million for the three months ended June 30, 2010 to $1.9 million for the three months ended June 30, 2010. This decrease was primarily due to the $1.6 million in liquidated damages as a result of our failure to register for resale the underlying securities associated with the convertible notes issued in February 2009 with the SEC before June 25, 2009, which was included in interest expense for the three months ended June 30, 2009. Interest income decreased $29,000 from $36,000 for the three months ended June 30, 2009 to $7,000 for the three months ended June 30, 2010. Other income, net for the three months ended June 30, 2010 included a $2.0 million gain as a result of the re-measurement of the fair value of the Merck milestone payment made in May 2010. Other income, net for the three months ended June 30, 2009 included a $1.8 million gain as a result of the re-measurement of the fair value of the Avalon stock held by us immediately prior to the merger completed in May 2009.
Liquidity and Capital Resources
     Our sources of liquidity as of June 30, 2010 include our cash and cash equivalents of $63.5 million. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development.
     In June 2010, we sold to the public 2.2 million shares of our common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to us were $29.9 million after deducting underwriting commissions and expenses payable by us associated with this transaction.
     We believe that our cash will be sufficient to fund our operations through March 2011. We will need additional funds to commercialize vilazodone and continue the development of Stedivaze beyond March 2011. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.
     Our long-term debt obligations were as follows:

	June 30,	March 31,
(in thousands)	2010	2010
Notes payable, bearing interest at 6.5%, with monthly principal payments due through June 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,141	$1,264
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by the assets acquired from Adenosine Therapeutics	1,000	1,300
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by the assets acquired from Adenosine Therapeutics	14,300	15,400
Convertible notes payable (related party), bearing interest at 9.72% payable annually with a maturity date of February 25, 2017	50,000	50,000

	66,441	67,964
Less: current portion	(6,541)	(6,635)
unamortized discount	(19,499)	(19,871)

	$40,401	$41,458

     For the three months ended June 30, 2010, we made capital expenditures of approximately $65,000 primarily to replace outdated equipment. We have no significant capital expenditures planned for the remainder of this fiscal year.
Off-Balance Sheet Arrangements
     Currently, we do not enter into financial instruments for trading or speculative purposes. We do not have any special purpose entities or other off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of June 30, 2010 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
     Investment in our securities involves a high degree of risk. Our Annual Report on Form 10-K for the year ended March 31, 2010, which was filed with the SEC on June 14, 2010, contains numerous risk factors relating to our business and operations, our intellectual property, regulatory matters, our dependence on third parties, our industry and our common stock. During the three months ended June 30, 2010, there were no material changes to the risk factors that were disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 6.	EXHIBITS
     See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2010.

CLINICAL DATA, INC.
/s/ C. Evan Ballantyne
Dated: August 9, 2010	C. Evan Ballantyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 16, 2008, and incorporated herein by reference.

3.2		Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1		Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

10.1	*	Executive Employment Agreement dated May 11, 2010 between Clinical Data, Inc. and James P. Shaffer. Filed herewith.

10.2	†	Amended and Restated UVAPF License Agreement, dated as of June 4, 2010 to be effective April 22, 1999, by and between the University of Virginia Patent Foundation and PGxHealth, LLC, as successor in interest to Adenosine Therapeutics, LLC. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 7, 2010, and incorporated herein by reference.

31.1		Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2		Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a contract with management. The Executive Employment Agreement dated May 11, 2010 between Clinical Data, Inc. and James P. Shaffer originally filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 17, 2010, contained a scrivener’s error. The Company is re-filing the exhibit with the corrected agreement.

†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Commission.