Form 10-Q
period 2010-09-30
CLINICAL DATA INC
filed 2010-11-09
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 5, 2010 was 29,955,215.

PGxHealth®, StedivazeTM, FAMILION® and AvalonRx® are either trademarks or registered trademarks, as the case may be, of Clinical Data, Inc. All other trademarks used herein, if any, are the property of their respective owners.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	September 30, 2010	March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$47,027	$49,245
Accounts receivable, net	2,972	2,851
Prepaid expenses and other current assets	1,543	1,488

Total current assets	51,542	53,584

Property, plant and equipment, net	2,317	2,795
Goodwill	31,849	31,849
Intangible assets, net	9,791	10,665
Other assets	61	62

TOTAL ASSETS	$95,560	$98,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$6,115	$6,635
Current portion of capital leases	143	138
Accounts payable	2,355	5,550
Accrued expenses	9,864	25,065

Total current liabilities	18,477	37,388

Long-Term Liabilities:
Long-term debt, net of current portion	8,800	11,329
Convertible notes payable (related party), net of unamortized discount	30,878	30,129
Capital lease obligations, net of current portion	84	157
Other long-term liabilities	15	20
Contingent acquisition costs	15,372	16,039

Total long-term liabilities	55,149	57,674

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 29,933,000 and 26,519,000 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	299	265
Additional paid-in capital	391,886	343,345
Accumulated deficit	(370,251)	(339,717)

Total stockholders’ equity	21,934	3,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,560	$98,955

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues	$3,422	$3,042	$8,873	$6,737
Cost of revenues	1,309	1,609	3,238	3,278

Gross profit	2,113	1,433	5,635	3,459

Operating expenses:
Research and development	9,652	8,940	20,503	20,422
Sales and marketing	1,307	2,034	2,845	4,118
General and administrative	5,929	5,319	11,113	10,511
Restructuring and lease exiting costs	—	1,783	—	1,783
Transaction costs incurred in connection with the Avalon acquisition	—	—	—	1,978

Total operating expenses	16,888	18,076	34,461	38,812

Loss from operations	(14,775)	(16,643)	(28,826)	(35,353)

Interest expense	(246)	(353)	(516)	(750)
Interest expense, related party	(1,601)	(1,536)	(3,185)	(4,700)
Interest income	8	18	15	54
Other income, net	—	(148)	1,978	1,841

Loss from continuing operations	(16,614)	(18,662)	(30,534)	(38,908)
Income from discontinued operations	—	—	—	4,837

Net loss	$(16,614)	$(18,662)	$(30,534)	$(34,071)

(Loss) income per basic and diluted share:
Continuing operations	$(0.56)	$(0.79)	$(1.06)	$(1.66)
Discontinued operations	—	—	—	0.20

Net loss	$(0.56)	$(0.79)	$(1.06)	$(1.46)

Weighted average shares:
Basic and diluted	29,862	23,728	28,678	23,412
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,534)	$(34,071)
Income from discontinued operations	—	(4,837)

Loss from continuing operations	(30,534)	(38,908)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,442	1,694
Stock-based compensation	4,160	4,187
Change in fair value of milestone paid to Merck under license agreement	(1,978)	—
Allowance for doubtful accounts	1,120	1,000
Accretion of discount on convertible note	749	623
Gain on Avalon stock held by Clinical Data prior to the merger	—	(1,773)
Restructuring and lease exiting costs	—	1,783
Changes in current assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,242)	(668)
Prepaid expenses and other current assets	(55)	(695)
Other assets	1	1,494
Accounts payable and other liabilities	(2,683)	(1,418)

Cash used in continuing operations	(29,020)	(32,681)
Cash used in discontinued operations	—	(891)

Net cash used in operating activities	(29,020)	(33,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(89)	(508)
Proceeds from sale of marketable securities	—	1,175
Proceeds from sale of equipment, net of transaction costs	—	1,249
Cash acquired in business combination, net of transaction costs	—	4,187

Cash (used in) provided by investing activities — continuing operations	(89)	6,103
Cash provided by investing activities — discontinued operations	—	13,093

Net cash (used in) provided by investing activities	(89)	19,196

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt and capital leases	(3,117)	(3,967)
Contingent payments made to sellers of Adenosine Therapeutics	(667)	—
Exercise of stock options	783	382
Proceeds from the sale of common stock, net of transaction costs	29,892	—

Cash provided by (used in) financing activities — continuing operations	26,891	(3,585)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,218)	(17,961)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,245	55,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,027	$37,219

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s main operating business is PGxHealth, LLC, a wholly-owned Delaware limited liability company.
     The Company is focused on the development and commercialization of novel therapeutics, with two lead compounds in the areas of central nervous system and cardiovascular disorders. The Company’s first late-stage drug candidate is vilazodone, a Serotonin 1A Receptor Partial Agonist and Reuptake Inhibitor (“SPARI”) for the treatment of Major Depressive Disorder, for which a New Drug Application (“NDA”) was filed with the U.S. Food and Drug Administration (“FDA”) on March 22, 2010. The Company’s NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with January 22, 2011 currently assigned for decision-making by the FDA under the Prescription Drug User Fee Act (“PDUFA”). The Company’s second late-stage drug candidate is apadenoson, trademarked Stedivaze, a selective adenosine receptor 2A agonist and potential best-in-class coronary vasodilator, currently in Phase III of clinical development for use in nuclear Single Photon Emission Computed Topography (“SPECT”) myocardial perfusion imaging. On November 1, 2010, the Company announced that the Office of Orphan Products Development of the FDA granted Orphan Drug Designation for pulmonary arterial hypertension (“PAH”) to PRX-8066, a selective serotonin 2B (“5-HT2B”) receptor antagonist. The Company is now developing plans for the continued clinical development of PRX-8066 for the treatment of PAH.
     The Company also has a pipeline of preclinical compounds, with plans to file an Investigational New Drug (“IND”) application in the first half of calendar 2011. On May 10, 2010, Santen Pharmaceutical Co., Ltd. (“Santen”) exercised its option to license one of these preclinical compounds by making a $2.0 million non-refundable payment to the Company for exclusive global rights to develop the Company’s second adenosine receptor 2A agonist, referred to as ATL313, as a topical medication for glaucoma. In August 2009, the Company entered into a license agreement with Zalicus Inc., formerly CombinatoRx, Inc., to develop ATL313 for the treatment of B-cell cancers, including multiple myeloma. An option agreement is also in place with Novartis Bioventures, Ltd., an affiliate of Novartis AG, for the rights to develop the Company’s adenosine receptor 2B agonist, referred to as ATL844, for the treatment of asthma and/or diabetes.
     In addition, the Company provides a line of genetic tests under the brand name, FAMILION, for inherited cardiac syndromes.
  Basis of Presentation
     At September 30, 2010, the Company had cash and cash equivalents of $47.0 million. In October 2010, the Company received $1.5 million from the release of the funds held in escrow as part of the sale of the Cogenics division completed in April 2009 and in November 2010, the Company was awarded two grants totaling $489,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project program. Based on its projected uses of cash, the Company believes its cash will be sufficient to fund its operations, including commercialization of vilazodone, clinical development activities for Stedivaze including a Phase III clinical development program, continued development of the Company’s other products and drug candidates and its working capital and other general corporate activities, through March 2011. This estimate is based on management’s current operational plans and assumes activities at normal levels and does not assume any cash inflows from partnerships, disposition of additional non-core assets or other dilutive or non-dilutive financings.

     The Company will need additional funds to continue operations, including the commercialization of vilazodone, the development of Stedivaze and its other products and programs beyond March 2011. Management is always evaluating additional sources of financing and would consider any of the following options:
•	partnering opportunities for the marketing of vilazodone;

•	license, sublicense, or other relationships where appropriate with third parties including its compounds and/or patents;

•	sale of non-core asset, including its FAMILION brand of genetic tests and its biomarkers; and/or

•	sale of equity or debt securities.
     If the Company is unable to obtain financing, or enter into licensing, divestiture, or partnering arrangements on acceptable terms, the Company will be required to implement aggressive cost reduction strategies. The most significant portion of research and development expenses and some portion of sales and marketing expenses are discretionary and are in anticipation of development and commercial launch of vilazodone and the development of Stedivaze and other drug candidates. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs, planned clinical and preclinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm the Company’s long-term financial condition and operating results. The Company is prioritizing the various development projects to focus its critical resources on the most valuable assets. Similar to the development of vilazodone, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for the Company and its shareholders and on the Company’s financial condition and operating results.
     The accompanying unaudited condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
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
     Revenue is also derived from fees for licenses of intellectual property. For those arrangements where royalties are reasonably estimable, the Company recognizes revenue based on estimates of royalties earned during the applicable period and adjusts for differences between the estimated and actual royalties in the following quarter. Historically, these adjustments have not been material. For those arrangements where royalties are not reasonably estimable, the Company recognizes revenue upon receipt of royalty statements from the licensee. As discussed in Note 6, on May 10, 2010, the Company received a $2.0 million payment from Santen, which has been recognized as revenue during the six months ended September 30, 2010.
  Research and Development Costs
     The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities including: salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses, contractual services, including clinical trial and pharmaceutical development costs, commercial supply investment in its drug candidates, and infrastructure costs, including facilities costs and depreciation expense. The Company periodically evaluates whether a portion of its commercial supply investment may be capitalized as inventory. Generally, inventory may be capitalized if it is probable that future revenue will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. The Company is continuing to expense all of its commercial supply investment due to the high risk inherent in drug development.
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
     The carrying amounts of accounts receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s instruments, the fair value of long-term debt was not significantly different than the carrying value at September 30, 2010.
     The following table presents information about the assets measured at fair value on a recurring basis as of September 30, 2010:

(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$39,764	$—	$—	$39,764

     The following table presents information about the assets measured at fair value on a recurring basis as of March 31, 2010:

(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,193	$—	$—	$38,193
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

	As at September 30,
(in thousands)	2010	2009
Common stock options	4,072	3,543
Common stock warrants	4,262	4,585
Convertible notes payable	6,111	6,111
Deferred stock units	2	2
Contingent value rights	—	41

Potentially dilutive securities outstanding	14,447	14,282

  Segment and Geographical Information
     For the three and six months ended September 30, 2010 and 2009, the Company has reported its business as a single reporting segment because there is limited discrete financial information for any of the Company’s individual products or service offerings and the Company’s chief decision maker, who is the Chief Executive Officer, regularly evaluates the Company on a consolidated basis.
     For the three and six months ended September 30, 2010 and 2009, the Company operated its business exclusively in North America and no one customer accounted for more than 10% of the Company’s revenue.

(3) Intangible Assets
     The intangible asset balances are as follows:

	September 30,	March 31,
(in thousands)	2010	2010
Completed technology	$9,655	$9,655
Purchased in-process research and development	3,200	3,200
Customer relationships	400	400

Other	700	700

	13,955	13,955
Less: accumulated amortization	(4,164)	(3,290)

Intangible assets, net	$9,791	$10,665

Amortization expense for the three and six months ended September 30, 2010 and 2009 was $437,000, $449,000, $874,000 and $754,000, respectively. Amortization with regard to the intangible assets at September 30, 2010 is expected to be $836,000 for the remainder of fiscal 2011, $1.7 million in fiscal 2012, $1.6 million in fiscal 2013, $1.5 million in fiscal 2014, $754,000 in fiscal 2015 and $276,000 in fiscal 2016 and beyond.
(4) Debt
     The Company’s long-term debt obligations are as follows:

	September 30,	March 31,
(in thousands)	2010	2010
Notes payable, bearing interest at 6.5%, with monthly principal payments due through June 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,015	$1,264
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by the assets acquired from Adenosine Therapeutics	700	1,300
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by the assets acquired from Adenosine Therapeutics	13,200	15,400
Convertible notes payable (related party), bearing interest at 9.72% payable annually with a maturity date of February 25, 2017	50,000	50,000

	64,915	67,964
Less: current portion	(6,115)	(6,635)
unamortized discount	(19,122)	(19,871)

	$39,678	$41,458

(5) Equity
     On May 21, 2010, the Company issued 921,000 shares of its common stock to Merck KGaA, Darmstadt, Germany (“Merck”), the licensor of vilazodone. The stock was valued at $14.92 per share, which equaled the last reported sales price of the Company’s common stock on the NASDAQ Global Market, or $13.7 million.
     In June 2010, the Company sold to the public 2.2 million shares of the Company’s common stock, par value $0.01 per share, at a price of $14.30 per share. The net proceeds to the Company were $29.9 million after deducting underwriting commissions and expenses paid by the Company associated with this transaction.
     On June 30, 2010, the Company issued 160,000 shares of its common stock to the holders of the Contingent Value Rights (“CVRs”), which were issued in connection with the acquisition of Avalon Pharmaceuticals, Inc. in May 2009. No additional shares of the Company’s common stock will be issued to the former holders of the CVRs.
     On September 16, 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 60,000,000 to 100,000,000 shares.
     On September 16, 2010, the Company’s stockholders approved an amendment to the Company’s 2005 Equity Incentive Plan (“2005 Plan”) to increase the aggregate number of shares issuable pursuant to the 2005 Plan from 4,600,000 to 6,500,000 shares.
(6) Commitments and contingencies
  Vilazodone Commitments
     Under the terms of the Company’s license agreement with Merck, the Company was obligated to pay Merck a milestone payment of €12.5 million in common stock within 30 days of acceptance of the NDA filing for vilazodone. The Company recognizes the obligation to make milestone payments when the milestone is achieved. Upon filing the NDA, the Company believed that the issuance of the shares was probable and recorded a $15.7 million obligation as calculated based on the number of shares due as of March 31, 2010 under the terms of the agreement. The Company was obligated to issue a variable number of shares at a fixed Euro amount and accounted for the obligation at fair value as of March 31, 2010. This payment was made on May 21, 2010 when the NDA the Company filed on March 22, 2010 was accepted for review by the FDA. The Company issued 921,000 shares of its common stock valued at $13.7 million as calculated under the terms of the agreement on May 21, 2010. The $2.0 million change in the fair value of the obligation from March 31, 2010 to May 21, 2010 is recognized in the statement of operations under the caption “Other income, net.”
     In addition, if the Company is successful in the continuation of its development of vilazodone, two (2) separate payments of €9.5 million in common stock ($13.0 million at September 30, 2010) will be payable to Merck within 30 days of (i) receipt of approval of the NDA or Marketing Authorization Application filing in the European Union for the first indication of vilazodone, and (ii) on the first sale of vilazodone in either the U.S. or the European Union. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing vilazodone and to a share of milestone payments from third parties if the Company sublicenses vilazodone.
  Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics completed in August 2008, for a period of ten years following the closing, contingent consideration of up to $30.0 million (of which $15.4 million is recorded in long-term liabilities as of September 30, 2010) in cash may be paid by the Company to the sellers upon the achievement of certain regulatory and commercial milestones as follows: (i) $5.0 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10.0 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15.0 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15.0 million payable to the Sellers; provided, however, (a) that all amounts up to the first $5.0 million paid to the Sellers above (iv) shall offset on a dollar-for-dollar basis the payment required by (i) above and (b) all amounts paid to the Sellers in excess of $5.0 million pursuant to (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above. On May 10, 2010, the Company received a $2.0 million milestone payment under its license agreement with Santen, of which one-third, or $667,000, was paid to the sellers and recorded against “Contingent acquisition costs” on the condensed consolidated balance sheet. Along with these acquisition costs, the Company has assumed all of Adenosine Therapeutics rights and obligations under licensing agreements with the University of Virginia Patent Foundation

(“UVAPF”), the Public Health Service of the National Institutes of Health, the University of Massachusetts and the Penn State Research Foundation. The Company holds exclusive rights pursuant to a license agreement Adenosine Therapeutics entered into with UVAPF in 1999 to develop and commercialize Stedivaze, ATL313, ATL844 and ATL1222. Under the terms of its license agreement with UVAPF, the Company will be obligated to pay UVAPF certain milestone payments and royalties if it is successful in commercializing these products. As a result of the $2.0 million payment received from Santen, the Company paid UVAPF $500,000 of the milestone payment as a sublicense expense, which is recorded under the caption “Cost of revenues.”
(7) Subsequent Events
     On October 18, 2010, the Company received $1.5 million as result of the funds being released from escrow from the sale of the Cogenics division in April 2009. This amount will be recorded as income from discontinued operation for the quarter ended December 31, 2010.
     On November 1, 2010, the Company received notification from the Internal Revenue Service that it was awarded two grants totaling $489,000 under the Qualifying Therapeutic Discovery Project program. These grants were awarded to the Company for research and development efforts related to its two late-stage programs: vilazodone and Stedivaze. These grants will be included in the results from operations for the quarter ended December 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward — Looking Statements
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Overview
     We are focused on the development and commercialization of novel therapeutics, with two lead compounds in the areas of central nervous system and cardiovascular disorders. Our first late-stage drug candidate is vilazodone, a Serotonin 1A Receptor Partial Agonist and Reuptake Inhibitor (“SPARI”) for the treatment of Major Depressive Disorder (“MDD”), for which a New Drug Application (“NDA”) was filed with the U.S. Food and Drug Administration (“FDA”) on March 22, 2010. Our NDA for vilazodone was accepted for review by the FDA on May 21, 2010, with January 22, 2011 currently assigned for decision-making by the FDA under the Prescription Drug User Fee Act (“PDUFA”). Our second late-stage drug candidate is apadenoson, trademarked Stedivaze, a selective adenosine receptor 2A agonist and potential best-in-class coronary vasodilator, currently in its first Phase III clinical trial for use in nuclear Single Photon Emission Computed Topography (“SPECT”) myocardial perfusion imaging. On November 1, 2010, we announced that the Office of Orphan Products Development of the FDA granted Orphan Drug Designation for pulmonary arterial hypertension (“PAH”) to PRX-8066, a selective serotonin 2B (“5-HT2B”) receptor antagonist. We are now developing plans for the continued clinical development of PRX-8066 for the treatment of PAH. Orphan Drug Designation confers certain benefits related to tax credits and patent term extension, among others.
     Our sources of liquidity as of September 30, 2010 include cash and cash equivalents of $47.0 million. In October 2010, we received $1.5 million from the release of the funds held in escrow as part of the sale of the Cogenics division completed in April 2009 and in November 2010, we were awarded two grants totaling $489,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project program. Our projected uses of cash include cash used to fund commercialization and further development of vilazodone, clinical development activities of Stedivaze including a Phase III development program, continued development of our other drug candidates and working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

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
   Therapeutics
     Vilazodone
     Our lead drug candidate, vilazodone, is a novel dual-acting modulator of serotonin neurotransmission in development for the treatment of MDD with the potential for follow-on indications including Generalized Anxiety Disorder and other related mood disorders. Vilazodone has a unique dual mechanism of action and is a SPARI. MDD is a common mood disorder but, despite advances in the understanding of pharmacotherapy and the ongoing development of new agents, overall effectiveness from existing approved therapies is unsatisfactory. For example, approximately two-thirds of patients do not achieve remission with first-line treatment with a selective serotonin reuptake inhibitor (“SSRI”) [STAR*D Study, January 2006 American Journal of Psychiatry]. However, many of these patients responded to a course of a second antidepressant with a different mechanism of action [Rush, New Engl J Med 2006]. Common causes for noncompliance and/or discontinuation of antidepressant therapy include both lack of effectiveness and safety and tolerability concerns, including but not limited to antidepressant-induced sexual dysfunction, weight gain, and neurological and gastrointestinal effects [Ashton, et al., Antidepressant-Related Adverse Effects Impacting Treatment Compliance: Results of Patient Survey, March/April 2005, Current Therapeutic Research].
     We have completed two randomized, double-blind, placebo-controlled Phase III clinical trials, in which vilazodone achieved statistically significant superiority to placebo on the primary efficacy endpoint and on secondary endpoints related to symptoms of MDD and to global improvement. In these studies, vilazodone was generally well-tolerated with no single adverse event leading to discontinuation in greater than 1% of subjects. The most common adverse events considered to be related to vilazodone treatment were diarrhea, nausea and insomnia. In addition, vilazodone’s impact on sexual function was similar to placebo when measured by quantitative, validated scales. Patient-reported adverse events related to sexual function, although infrequent, were more common on vilazodone than placebo. A statistically significant improvement in symptoms of anxiety associated with MDD, as measured by the Hamilton Anxiety Scale (“HAM-A”), a secondary endpoint of the studies, was also observed. Based on the results of these and additional activities, including the manufacture of registration batches of the active pharmaceutical ingredient and the drug product, we submitted an NDA for vilazodone with the FDA on March 22, 2010, which was accepted for review by the FDA on May 21, 2010 with an assigned PDUFA date of January 22, 2011. Vilazodone is a New Chemical Entity and is currently not approved by the FDA or marketed for sale in any country.
     We hold exclusive rights to develop and commercialize vilazodone pursuant to a license agreement we entered into with Merck KGaA, Darmstadt, Germany (“Merck”), in 2004. Under the terms of our agreement with Merck, we were obligated to pay Merck a milestone payment of €12.5 million in common stock which was payable within 30 days of acceptance of the NDA filing for vilazodone. We recognize the obligation to make milestone payments when the milestone is achieved. Upon filing the NDA, we believed that the issuance of the shares was probable and recorded a $15.7 million obligation calculated based on the number of shares due as of March 31, 2010 under the terms of the agreement. We were obligated to issue a variable number of shares at a fixed Euro amount and accounted for the obligation at fair value as of March 31, 2010. This payment was made on May 21, 2010 when the NDA we filed on March 22, 2010 was accepted for review by the FDA. Pursuant to the terms of the agreement, we issued 921,000 shares of our common stock valued at $13.7 million. The $2.0 million change in the fair value of the obligation from March 31, 2010 to May 21, 2010 is recognized in the statement of operations under the caption “Other income, net.” In addition, if we are successful in the continuation of our development of vilazodone, two (2) separate payments of €9.5 million in common stock would be payable to Merck within 30 days of (i) receipt of approval of the NDA or Marketing Authorization Application filing in the European Union for the first indication of vilazodone, and (ii) on the first sale of vilazodone in the U.S. or the European Union. Merck will also be entitled to certain royalty payments if we are successful in commercializing vilazodone, and to a certain share of milestone payments from third parties if we sublicense vilazodone.
     Stedivaze
     Our second late-stage drug candidate, Stedivaze, is a highly selective adenosine 2A receptor agonist in development as a coronary vasodilator for nuclear-SPECT myocardial perfusion imaging. We began enrollment of our first Phase III clinical trial for Stedivaze in November 2009 and expect to begin our second Phase III clinical trial during the current fiscal year ending March 31, 2011. Both of these Phase III studies will evaluate the safety and efficacy of Stedivaze for use as a pharmacologic stress agent in nuclear myocardial perfusion imaging, a method for evaluating blood flow to the heart, and also compare the tolerability of Stedivaze to adenosine, a standard pharmacologic stress agent used in myocardial perfusion imaging scans. Stedivaze is being administered as an intravenous bolus injection in these Phase III studies.
     Data from the clinical trials thus far completed for Stedivaze demonstrate its potential for best-in-class attributes related to its adverse event, tolerability, pharmacokinetic and target binding affinity profiles, and its mode of administration as a fixed dose intravenous rapid bolus.
     Results from two Phase I studies of Stedivaze also demonstrated that Stedivaze was safe and well tolerated in patients with asthma and chronic obstructive pulmonary disease (“COPD”). Currently available adenosine agonists must be used with caution or are contraindicated in patients with asthma and COPD. The high selectivity of Stedivaze offers a potential advantage for the safe use in this population, accounting for approximately 10% of the 7.6 million myocardial perfusion imaging tests performed annually [Eliana Reyes, MD, et al., Adenosine myocardial perfusion scintigraphy in obstructive airway disease. Journal of Nuclear Cardiology, November/December 2007]. In 49 patients with mild to moderate asthma and 50 patients with moderate to severe COPD in our studies, Stedivaze had no effect on pulmonary function tests compared to placebo. Results of both of these trials support the continued study of Stedivaze in patients with asthma and COPD.
     We hold exclusive rights pursuant to a license agreement entered into with the University of Virginia Patent Foundation (“UVAPF”) in 1999 to develop and commercialize Stedivaze, as well as ATL313, ATL844 and ATL1222. Under the terms of our license agreement with UVAPF, we will be obligated to pay UVAPF certain milestone payments and royalties if we are successful in commercializing these products.
   Other Therapeutic Products
     On November 1, 2010, we announced that the Office of Orphan Products Development of the FDA granted Orphan Drug Designation for PAH to PRX-8066, a 5-HT2B receptor antagonist. We are now developing plans for the continued clinical development of PRX-8066 for the treatment of PAH. Orphan Drug Designation confers certain benefits related to tax credits and patent term extension, among others.
     ATL313 is a selective adenosine 2A receptor agonist in preclinical development as a topical treatment for glaucoma that has shown significant effects on lowering intra-ocular pressure in both small and large animal models. Santen has exercised its option to further develop ATL313 for the treatment of glaucoma and plans to file an Investigational New Drug (“IND”) application for the drug with the FDA for this indication as soon as practicable. ATL313 is also the subject of a license agreement with Zalicus Inc., formerly CombinatoRx, Inc., for the development of treatments for B-cell cancers, including multiple myeloma. Under this collaboration, Zalicus Inc. will be responsible for both preclinical and clinical development. ATL313 and other adenosine 2A receptor agonists are also being evaluated by us in animal models of chronic pain and multiple sclerosis.
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
Genetic Tests
     The FAMILION family of tests identifies mutations in genes associated with inherited cardiac syndromes including cardiac channelopathies such as Long-QT Syndrome (“LQTS”), Brugada Syndrome (“BrS”), Catecholaminergic Polymorphic Ventricular Tachycardia (“CPVT”) and Short QT Syndrome (“SQTS”), and in genes associated with cardiomyopathies including Hypertrophic Cardiomyopathy (“HCM”), Arrhythmogenic Right Ventricular Cardiomyopathy (“ARVC”), Dilated Cardiomyopathy (“DCM”) and Conduction Disease associated with DCM (“CD-DCM”). A FAMILION channelopathies postmortem test is also available for Medical Examiners and licensed physicians to aid in determining the genetic cause of Sudden Unexplained Deaths (“SUDS”) and Sudden Infant Deaths (“SIDS”).
     We continue to enhance our existing tests and are developing new tests for inherited cardiac diseases and syndromes that will add to our FAMILION family of tests. We believe these activities will improve the utility and marketability of our tests and, together with sales and marketing efforts, drive further adoption and increased reimbursement.
     We have also made significant progress in our efforts to contract with private and government health insurers for test coverage and reimbursement. The FAMILION LQTS, BrS, and FAMILION Family tests and the FAMILION HCM and FAMILION HCM Family tests received S-codes in October 2008 and April 2009, respectively. In October 2008, we became an in-network provider with Aetna for healthcare coverage of our FAMILION LQTS and Family tests. We are utilizing our national contract with the Blue Cross Blue Shield “(BCBS”) Association signed in December 2008 to work with individual BCBS companies to provide their customers with access to our FAMILION Family of Tests. In June 2009, we became an in-network provider for Humana for our FAMILION LQTS and associated family test. We are an approved Medicare provider for our genetic testing services, and a Medicaid provider in 41 states and the District of Columbia. These providers and other private payors with positive coverage policies offer access to genetic testing for nearly 280 million patients.
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
     Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of contract manufacturing, services expenses incurred in developing and testing products and product candidates, costs incurred for launch preparations and lifecycle management of vilazodone in advance of FDA approval, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to in-license technologies to support current development efforts, including any related milestone payments. We expense research and development costs as incurred.
     Sales and Marketing Expense. Sales and marketing expense consists solely of expenses associated with our FAMILION products and consists of salaries, commissions and other related personnel costs, including stock-based compensation expense. Other costs include advertising and promotion expenses, direct mailings, trade shows, and travel and related expenses. Costs associated with the launch preparations for vilazodone are included in research and development expenses.
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
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations and, during the six months ended September 30, 2009, liquidated damages including interest in connection with our failure to register certain securities for resale in a timely manner. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. During the six months ended September 30, 2010, other income, net consists primarily of the re-measurement of the fair value of the Merck milestone payment at the settlement date. During the six months ended September 30, 2009, other income, net consists primarily of the re-measurement of the fair value of the shares of Avalon Pharmaceutical, Inc. (“Avalon”) stock held by us immediately prior to the merger.
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
     We reviewed our policies and determined that these policies remain our most critical accounting policies for the quarter ended September 30, 2010. There have been no material changes to our critical accounting policies in the quarter ended September 30, 2010.
Results of Operations
  Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
     Revenue. Revenue increased $380,000, or 12%, from $3.0 million for the three months ended September 30, 2009 to $3.4 million for the three months ended September 30, 2010. Our gross sales of our genetic tests increased $616,000, or 17%, from the same period a year ago as a result of increased coverage from third-party payors, such as BCBS, Aetna and Humana. This increase was partially offset by an increase in our contractual allowances of $247,000 from $657,000, or 18% of gross genetic testing revenue, to $904,000, or 22% of gross genetic testing revenue, resulting in an increase in net genetic testing revenue of $369,000, or 13%. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. We have also expanded our service offerings by adding new genetic tests in fiscal 2010 and 2011 with the launch of DCM in November 2009 and the launch of SQTS and CD-DCM in May 2010. We expect to continue to expand our third-party payor base and our product offerings.
     Gross Profit. Gross profit margins increased from 47% for the three months ended September 30, 2009 to 62% for the three months ended September 30, 2010. The improvement in gross profit from fiscal 2010 to 2011 was largely due to the realization of the infrastructure improvements and lab efficiencies. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.
     Research and Development Expense. Research and development expenses increased $712,000, or 8%, to $9.7 million for the three months ended September 30, 2010 from $8.9 million for the three months ended September 30, 2009. Research and development expenses include internal and external costs incurred for our drug candidates, including vilazodone and Stedivaze. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are not as significant as our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate to individual drug development programs. All research and development costs are expensed as incurred. During the three months ended September 30, 2010, we supported our NDA filing with the FDA for vilazodone, which was accepted for review by the FDA on May 21, 2010, and continued the preparation of a commercial launch. External research and development expenses, including costs associated with the support of the NDA filing and the commercial launch related to vilazodone were $2.8 million for the three months ended September 30, 2010 and $2.6 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we continued enrollment of our first Stedivaze Phase III clinical trial. External research and development expenses related to Stedivaze were $1.6 million for the three months ended September 30, 2010 and $1.4 million for the three months ended September 30, 2009. We expect our ongoing research and development costs to continue to be substantial as we advance our Stedivaze Phase III clinical trials and prepare for the commercialization of vilazodone. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. If we are able to successfully commercialize vilazodone in accordance with current development timelines, we anticipate revenues and cash flows from the sales of vilazodone to commence in calendar 2011. Stedivaze is less advanced and, as a result, any estimate regarding development timelines for this drug candidate is highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, Stedivaze will generate revenues and cash flows.
     Sales and Marketing Expense. Sales and marketing expenses decreased $727,000, or 36%, to $1.3 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009. The decrease was largely the result of a reduction in our sales force year-over-year. We expect our sales and marketing expense for FAMILION to remain relatively flat over the next few quarters.
     General and Administrative Expense. General and administrative expenses increased $610,000, or 11%, to $5.9 million for the three months ended September 30, 2010 from $5.3 million for the three months ended September 30, 2009.
     Interest and Other Income, Net. Interest expense decreased $42,000 from $1.9 million for the three months ended September 30, 2009 to $1.8 million for the three months ended September 30, 2010. Interest income decreased $10,000 from $18,000 for the three months ended September 30, 2009 to $8,000 for the three months ended September 30, 2010.
  Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009
     Revenue. Revenue increased $2.1 million, or 32%, from $6.7 million for the six months ended September 30, 2009 to $8.9 million for the six months ended September 30, 2010. The increase is largely the result of a non-recurring $2.0 million milestone payment received from Santen upon exercising their option to license for further development of ATL313 for glaucoma. Our gross sales of our genetic tests increased $891,000, or 12%, from the same period a year ago as a result of increased coverage from third-party payors, such as BCBS, Aetna and Humana. This increase was partially offset by an increase in our contractual allowances of $595,000 from $1.0 million, or 14% of gross genetic testing revenue, to $1.6 million, or 20% of gross genetic testing revenue, resulting in an increase in net genetic testing revenue of $296,000, or 5%. This increase in contractual allowances as a percentage of gross revenue is due to increased coverage from third-party payors as well as the mix of revenue from third-party payors. We have also expanded our service offerings by adding new genetic tests in fiscal 2010 and 2011 with the launch of DCM in November 2009 and the launch of SQTS and CD-DCM in May 2010. We expect to continue to expand our third-party payor base and our product offerings.
     Gross Profit. Gross profit margins increased from 51% for the six months ended September 30, 2009 to 64% for the six months ended September 30, 2010. The improvement in gross profit from fiscal 2010 to 2011 was due in part to the gross profit of $1.5 million realized from the non-recurring Santen milestone payment. Excluding the gross profit from the non-recurring Santen milestone, the gross profit margins increased to 60% for the six months ended September 30, 2010 from 51% for the six months ended September 30, 2009 as a result of the realization of the infrastructure improvements and lab efficiencies. Gross profit margins are expected to continue to improve as infrastructure improvements continue to drive efficiencies. Our cost structure, which includes personnel, equipment and facilities, is largely fixed in nature; thus, as revenue increases our gross margin should increase.

     Research and Development Expense. Research and development expenses remained essentially flat at $20.5 million for the six months ended September 30, 2010 compared to $20.4 million for the six months ended September 30, 2009. Research and development expenses include internal and external costs incurred for our drug candidates, including vilazodone and Stedivaze. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are not as significant as our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate to individual drug development programs. All research and development costs are expensed as incurred. During the six months ended September 30, 2010, we supported our NDA filing with the FDA for vilazodone, which was accepted for review by the FDA on May 21, 2010, and continued the preparation of a commercial launch. External research and development expenses, including costs associated with the support of the NDA filing and the commercial launch related to vilazodone were $7.2 million for the six months ended September 30, 2010 and $7.8 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, we continued enrollment of our first Stedivaze Phase III clinical trial. External research and development expenses related to Stedivaze were $3.4 million for the six months ended September 30, 2010 and $2.8 million for the six months ended September 30, 2009. We expect our ongoing research and development costs to continue to be substantial as we advance our Stedivaze Phase III clinical trials and prepare for the commercialization of vilazodone. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. If we are able to successfully commercialize vilazodone in accordance with current development timelines, we anticipate revenues and cash flows from the sales of vilazodone to commence in calendar 2011. Stedivaze is less advanced and, as a result, any estimate regarding development timelines for this drug candidate is highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, Stedivaze will generate revenues and cash flows.
     Sales and Marketing Expense. Sales and marketing expenses decreased $1.3 million, or 31%, to $2.8 million for the six months ended September 30, 2010 from $4.1 million for the six months ended September 30, 2009. The decrease was largely the result of a reduction in our sales force year-over-year. We expect our sales and marketing expense for FAMILION to remain relatively flat over the next few quarters.
     General and Administrative Expense. General and administrative expenses increased $602,000, or 6%, to $11.1 million for the six months ended September 30, 2010 from $10.5 million for the six months ended September 30, 2009.
     Interest and Other Income, Net. Interest expense decreased $1.7 million from $5.5 million for the six months ended September 30, 2009 to $3.7 million for the six months ended September 30, 2010. This decrease was primarily due to the $1.6 million in liquidated damages as a result of our failure to register for resale the underlying securities associated with the convertible notes issued in February 2009 with the SEC before June 25, 2009, which was included in interest expense for the six months ended September 30, 2009. Interest income decreased $39,000 from $54,000 for the six months ended September 30, 2009 to $15,000 for the six months ended September 30, 2010. Other income, net for the six months ended September 30, 2010 included a $2.0 million gain as a result of the re-measurement of the fair value of the Merck milestone payment made in May 2010. Other income, net for the six months ended September 30, 2009 included a $1.8 million gain as a result of the re-measurement of the fair value of the Avalon stock held by us immediately prior to the merger completed in May 2009.
Liquidity and Capital Resources
     Our sources of liquidity as of September 30, 2010 include our cash and cash equivalents of $47.0 million. In October 2010, we received $1.5 million from the release of the funds held in escrow as part of the sale of the Cogenics division completed in April 2009 and in November 2010, we were awarded two grants totaling $489,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project program. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development.
     In June 2010, we sold to the public 2.2 million shares of our common stock at a price of $14.30 per share. The net proceeds to us were $29.9 million after deducting underwriting commissions and expenses paid by us associated with this transaction.
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
     Our long-term debt obligations were as follows:

	September 30,	March 31,
(in thousands)	2010	2010
Notes payable, bearing interest at 6.5%, with monthly principal payments due through June 2011 and secured by certain of PGxHealth’s leasehold improvements	$1,015	$1,264
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011, secured by the assets acquired from Adenosine Therapeutics	700	1,300
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 13, 2013, secured by the assets acquired from Adenosine Therapeutics	13,200	15,400
Convertible notes payable (related party), bearing interest at 9.72% payable annually with a maturity date of February 25, 2017	50,000	50,000

	64,915	67,964
Less: current portion	(6,115)	(6,635)
unamortized discount	(19,122)	(19,871)

	$39,678	$41,458

     For the six months ended September 30, 2010, we made capital expenditures of approximately $89,000 primarily to replace outdated equipment. We have no significant capital expenditures planned for the remainder of this fiscal year.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of September 30, 2010 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     Investment in our securities involves a high degree of risk. Investors should carefully consider the factors below, among others, relating to Clinical Data. We have marked with an asterisk those risk factors that reflect substantive changes from the risk factors previously discussed in our Form 10-K for the year ended March 31, 2010.
Risk Factors Relating to Our Business and Operations
*If we are unable to raise additional capital when needed in the future, we might be unable to execute our operating and development plans, and if we succeed in raising capital, we might dilute your percentage ownership of the common stock or might subject our company to fixed payment obligations and restrictive covenants.
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
     Management is always evaluating additional sources of financing, and would consider any of the following options:
•	partnering opportunities for the marketing of vilazodone;

•	license, sublicense, or other relationships where appropriate with third parties including its compounds and/or patents;

•	sale of non-core asset, including its FAMILION brand of genetic tests and its biomarkers; and/or

•	sale of equity and debt securities.
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

*Given our current product development efforts, which have resulted in significant net losses, we expect to incur further net losses for the foreseeable future.
     We have incurred operating losses since our fiscal year ended March 31, 2006. At September 30, 2010, we had an accumulated deficit of $370.3 million. We expect to incur substantial additional operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase, particularly with respect to Stedivaze.
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
     *If we are unable to obtain marketing approval of vilazodone, our results of operations will suffer.
     In order to market our lead therapeutic candidate, vilazodone (as well as any other of our therapeutic products that successfully complete the clinical trial process), in the U.S., we will need to obtain marketing approval from the FDA of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate. Our NDA for vilazodone was submitted on March 22, 2010, accepted for review by the FDA on May 21, 2010, and assigned a PDUFA date of January 22, 2011. While we have not yet submitted any application for marketing approval of vilazodone in any other jurisdiction, we would need the approval of equivalent regulatory authorities in any other country or territory in which we sought such approval.
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
If our products are not granted adequate reimbursement from public and private third-party payors, we may be unable to successfully commercialize them and we may never achieve widespread market acceptance of our products.
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
*Because a significant portion of our total assets are represented by goodwill and indefinite-lived intangible assets that are subject to mandatory annual and potentially interim impairment evaluations and definite-lived intangible assets that are reviewed for impairment if certain conditions exist, we could be required to write-off some or all of this goodwill and intangible assets, which may adversely affect our financial condition and results of operations.
     Approximately 36.7%, or $35.0 million, of our total assets at September 30, 2010 are comprised of goodwill and indefinite-lived intangible assets, of which approximately $31.8 million is goodwill. Under U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually or more frequently if impairment indicators arise. The unamortized values of definite-lived intangibles are reviewed if certain conditions exist. There was no impairment charge during the six months ended September 30, 2010. When we perform future impairment tests, it is possible that the carrying value of goodwill or intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to earnings in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.
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
*Regulatory approval of vilazodone or other products may be delayed, may require additional studies to be conducted or may not be obtained.
     Due to the risks and uncertainties in drug development, products, such as vilazodone, that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect, may require additional resources to gain FDA approval or may never gain FDA approval. If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:
•	we must demonstrate through clinical trials that the proposed drug product is safe and effective for its intended use;

•	information and procedures regarding chemistry, manufacturing and controls must be sufficient;

•	data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals;

•	preclinical data, including, but not limited to, toxicology and carcinogenicity data, may preclude or delay approval of vilazodone or result in the FDA imposing additional safety precautions; and

•	we have limited experience in manufacturing and supply of the drug substance and drug product, which is necessary to gain regulatory approval and to commercialize the drug product.

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
     We utilize third parties to manufacture all of our drug products and certain of those third parties are our sole source of drug product and tablets for vilazodone. We do not own manufacturing facilities that can produce sufficient quantities of drug product for large-scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional capital resources, or rely, at least to some extent, on third-party manufacturers for the production of these substances. Furthermore, should we obtain FDA approval for any of our drug products, we expect to rely on third-party manufacturers for commercial production. Our dependence on others for manufacturing needs may adversely affect our ability to develop and deliver drug products on a timely and competitive basis.
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

Risk Factors Relating to Our Common Stock
*Conversion of outstanding convertible notes and exercise of outstanding warrants could significantly dilute the ownership interests of existing stockholders.
     The conversion or exercise of some or all of our outstanding convertible notes and warrants could significantly dilute the ownership interests of existing stockholders. As of September 30, 2010, there were 6,110,599 shares of our common stock issuable upon conversion of the convertible notes, which have a conversion price of $8.18 per share, and 4,262,059 shares of our common stock issuable upon the exercise of the warrants, which have a weighted average exercise price of $11.86 per share. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Moreover, the existence of the convertible notes may encourage short selling by market participants because the conversion of such convertible notes could be used to satisfy short positions, or the anticipated conversion of such convertible notes into shares of our common stock could depress the price of our common stock.
If the investors in our private placements sell their shares, which have been registered under the Securities Act, the market price of our common stock may decline significantly.
     As of September 30, 2010, an aggregate of 15,955,761 shares of common stock have been registered under the Securities Act for sale by stockholders in connection with certain transactions completed by us. The registered shares consist of shares issued to investors in private placements in September 2008, June 2006 and November 2005, shares issuable upon conversion of outstanding convertible notes, and shares issuable upon exercises of outstanding warrants assumed in connection with various acquisitions. The registrations of those shares currently are effective, and therefore the registered shares are freely transferable. If a large number of shares are sold into the public market, the market price of our common stock may decline significantly. Moreover, the perception in the public market that the stockholders might sell shares of common stock could also depress the market price of our common stock.
*Our directors, executive officers and their affiliated entities have substantial control over us and could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.
     As of September 30, 2010, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 56.9% of our outstanding common stock (which percentage reflects the shares of common stock issuable upon conversion of certain convertible notes and exercise of certain warrants issued to Randal J. Kirk and his affiliates). In particular, Randal J. Kirk, our Chairman, and his affiliated entities, in the aggregate, beneficially owned 52.5% of our outstanding common stock. Mr. Kirk and his affiliated entities are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders might have interests that differ from yours, and they might vote in a way with which you disagree and that could be adverse to your interests. The concentration of common stock ownership could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2010.

CLINICAL DATA, INC.
/s/ C. Evan Ballantyne
Dated: November 9, 2010	C. Evan Ballantyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 16, 2008, and incorporated herein by reference.
3.2	Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 24, 2010. Filed herewith.
3.3	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.
10.1*	Amended and Restated 2005 Equity Incentive Plan. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Indicates a contract with management.