Form 10-Q
period 2010-12-31
CLINICAL DATA INC
filed 2011-02-09
CIK 716646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of February 8, 2011 was 30,954,909.

TrovisTM, ViibrydTM, StedivazeTM, and AvalonRx® are either trademarks or registered trademarks, as the case may be, of Clinical Data, Inc. All other trademarks used herein, if any, are the property of their respective owners.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
(In thousands, except share and per share amounts)	2010	2010
		(As Adjusted)
ASSETS
Current Assets:
Cash and cash equivalents	$42,285	$49,245
Prepaid expenses, note receivable and other current assets	3,620	685
Assets of discontinued operations	—	9,009

Total current assets	45,905	58,939

Property, plant and equipment, net	2,295	2,338
Goodwill	30,833	30,833
Intangible assets, net	6,138	6,783
Note receivable and other assets	8,698	62

TOTAL ASSETS	$93,869	$98,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$5,687	$6,635
Current portion of capital leases	47	45
Accounts payable	2,689	5,550
Accrued expenses	12,753	24,354
Liabilities of discontinued operations	—	875

Total current liabilities	21,176	37,459

Long-Term Liabilities:
Long-term debt, net of current portion	7,700	11,329
Convertible notes payable (related party), net of unamortized discount	31,254	30,129
Capital lease obligations, net of current portion	51	86
Other long-term liabilities	12	20
Contingent acquisition costs	14,705	16,039

Total long-term liabilities	53,722	57,603

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.01 par value, 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 29,959,000 and 26,519,000 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	300	265
Additional paid-in capital	394,080	343,345
Accumulated deficit	(375,409)	(339,717)

Total stockholders’ equity	18,971	3,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,869	$98,955

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Revenues	$2,000	$—	$4,000	$—
Cost of revenues	500	—	1,000	—

Gross profit	1,500	—	3,000	—

Operating expenses:
Research and development	8,904	8,841	27,404	27,183
General and administrative	3,795	3,174	12,450	11,176
Restructuring and lease exiting costs	—	—	—	1,783
Transaction costs incurred in connection with the Avalon acquisition	—	—	—	1,978

Total operating expenses	12,699	12,015	39,854	42,120

Loss from operations	(11,199)	(12,015)	(36,854)	(42,120)
Interest expense	(216)	(323)	(728)	(1,048)
Interest expense, related party	(1,601)	(1,535)	(4,787)	(6,235)
Interest income	3	16	18	70
Other (expense) income, net	—	(10)	1,978	1,831

Loss from continuing operations before income taxes	(13,013)	(13,867)	(40,373)	(47,502)
Benefit from income taxes	1,799	—	1,799	—

Loss from continuing operations	(11,214)	(13,867)	(38,574)	(47,502)
Income (loss) from discontinued operations	6,056	(2,167)	2,882	(2,603)

Net loss	$(5,158)	$(16,034)	$(35,692)	$(50,105)

(Loss) income per basic and diluted share:
Continuing operations	$(0.37)	$(0.54)	$(1.33)	$(1.96)
Discontinued operations	0.20	(0.09)	0.10	(0.11)

Net loss	$(0.17)	$(0.63)	$(1.23)	$(2.07)

Weighted average shares:
Basic and diluted	29,951	25,642	29,104	24,158
See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2010	2009
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,692)	$(50,105)
(Income) loss from discontinued operations	(2,882)	2,603

Loss from continuing operations	(38,574)	(47,502)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	814	899
Stock-based compensation	5,159	4,534
Change in fair value of milestone paid to Merck under license agreement	(1,978)	—
Accretion of discount on convertible note	1,125	934
Gain on Avalon stock held by Clinical Data prior to the merger	—	(1,773)
Restructuring and lease exiting costs	—	1,783
Changes in current assets and liabilities, net of acquired assets and liabilities:
Prepaid expenses and other current assets	(1,955)	(257)
Other assets	3	1,796
Accounts payable and other liabilities	(294)	424

Cash used in continuing operations	(35,700)	(39,162)
Cash used in discontinued operations	(3,908)	(6,010)

Net cash used in operating activities	(39,608)	(45,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(127)	(277)
Proceeds from sale of marketable securities	—	1,175
Proceeds from sale of equipment, net of transaction costs	—	1,244
Cash acquired in business combination, net of transaction costs	—	4,187

Cash (used in) provided by investing activities — continuing operations	(127)	6,329
Cash provided by investing activities — discontinued operations	7,116	12,844

Net cash provided by investing activities	6,989	19,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(4,610)	(4,830)
Contingent payments made to sellers of Adenosine Therapeutics	(667)	—
Exercise of stock options and warrants	1,133	2,350
Proceeds from the sale of common stock, net of transaction costs	29,873	44,175

Cash provided by financing activities — continuing operations	25,729	41,695
Cash used in financing activities — discontinued operations	(70)	(687)

Net cash provided by financing activities	25,659	41,008

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,960)	15,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,245	55,180

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,285	$70,189

See notes to unaudited condensed consolidated financial statements.

CLINICAL DATA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED DECEMBER 31, 2010
(1) Operations and Basis of Presentation
     Clinical Data, Inc. (the “Company”) is a Delaware corporation headquartered in Newton, Massachusetts. The Company’s main operating business is Trovis Pharmaceutical LLC (formerly known as PGxHealth, LLC), a wholly-owned Delaware limited liability company.
     The Company is focused on the development and commercialization of first-in-class and best-in-class therapeutics. The Company received marketing approval from the U.S. Food and Drug Administration (“FDA”) on January 21, 2011 for vilazodone, trademarked as Viibryd, a new molecular entity and the first and only selective serotonin reuptake inhibitor and serotonin 1A (“5-HT1A”) receptor partial agonist for the treatment of Major Depressive Disorder in adults. The Company continues to advance its late-stage drug candidate apadenoson, trademarked as Stedivaze, a selective adenosine receptor 2A agonist and potential best-in-class coronary vasodilator, currently in Phase III of clinical development for use in nuclear Single Photon Emission Computed Topography (“SPECT”) myocardial perfusion imaging. On November 1, 2010, the Company announced that the Office of Orphan Products Development of the FDA granted Orphan Drug Designation for pulmonary arterial hypertension (“PAH”) to PRX-8066, a selective serotonin 2B (“5-HT2B”) receptor antagonist. The Company is now developing plans for the continued clinical development of PRX-8066 for the treatment of PAH.
     The Company also has a pipeline of preclinical compounds, with plans to file an Investigational New Drug (“IND”) application with the FDA in February 2011 for ATL844, its potent and selective A2B adenosine receptor antagonist for the indication of asthma. On May 10, 2010, Santen Pharmaceutical Co., Ltd. (“Santen”) exercised its option to license one of these preclinical compounds by making a $2.0 million non-refundable payment to the Company for exclusive global rights to develop the Company’s second adenosine receptor 2A agonist, referred to as ATL313, as a topical medication for glaucoma. In December 2010, Santen filed an IND application with the FDA for ATL313 for the indication of primary open angle glaucoma and ocular hypertension. Under the terms of the license agreement for ATL313 entered into by Santen and the Company in April 2010, the IND filing gave rise to a $2.0 million milestone payment to the Company, which was received on January 7, 2011 and included under the caption “Prepaid expenses, note receivable and other current assets” on the accompanying balance sheet. Santen has received FDA acceptance of the IND application and plans to initiate clinical trials of ATL313 in early 2011. In August 2009, the Company entered into a license agreement with Zalicus Inc. to develop ATL313 for the treatment of B-cell cancers, including multiple myeloma. The Company also has an agreement in place with Novartis Bioventures, Ltd., an affiliate of Novartis AG, providing Novartis with an option to license the rights to develop the Company’s adenosine receptor 2B agonist, referred to as ATL844, for the treatment of asthma and/or diabetes.
  Basis of Presentation
     As an integral part of its strategy to focus on therapeutics, the Company sold its FAMILION® genetic testing and pharmacogenomics biomarker development business (“FAMILION and Biomarker Business”) in December 2010. Accordingly, this operating unit has been presented in the consolidated financial statements as discontinued operations. This transaction is described in more detail in Note 3 – Discontinued Operations.
     At December 31, 2010, the Company had cash and cash equivalents of $42.3 million, which does not include the $2.0 million received from Santen in January 2011. Based on its projected uses of cash, the Company believes its cash will be sufficient to fund its operations, including commercialization of Viibryd, clinical development activities for Stedivaze including a Phase III clinical development program, continued

development of the Company’s other priority products and drug candidates and its working capital and other general corporate activities, into May 2011. This estimate is based on management’s current operational plans and assumes activities at normal levels and does not assume any cash inflows from partnerships or dilutive or non-dilutive financings.
     The Company will need additional funds in May 2011 to continue operations, including the commercialization of Viibryd, the development of Stedivaze and its other products and programs. Management regularly evaluates additional sources of financing and would consider any of the following options:
•	license, sublicense, or other relationships where appropriate with third parties including its compounds and/or patents; and/or

•	sale of equity or debt securities.
     The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). The registration statement would permit the Company to offer and sell up to $200 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. The terms of a future offering would be established at the time of an offering, if any.
     If the Company is unable to obtain financing, or enter into licensing, or other arrangements on acceptable terms, the Company will be required to implement aggressive cost reduction strategies. The most significant portion of research and development expenses and some portion of sales and marketing expenses are discretionary and are in anticipation of the commercial launch of Viibryd and the development of Stedivaze and other drug candidates. These cost reduction strategies could reduce the scope of the activities related to these development and commercialization programs, planned clinical and preclinical programs, development of other compounds and commercialization and development of other marker and test programs, which could harm the Company’s long-term financial condition and operating results. The Company is prioritizing the various development projects to focus its critical resources on the most valuable assets. Similar to the development of Viibryd, these projects are discretionary. However, the postponement or cancellation of any of these development efforts could have a material impact on the future value of these assets for the Company and its shareholders and on the Company’s financial condition and operating results.
     The accompanying unaudited condensed consolidated financial statements of the Company and subsidiaries have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.
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
     The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) Summary of Significant Accounting Policies
  Revenue Recognition
     Revenue is currently derived from fees and other payments for licenses of intellectual property. On May 10, 2010, the Company received a $2.0 million payment from Santen for exclusive global rights to develop ATL313 for the indication of glaucoma. In December 2010, Santen filed an IND application with the FDA for ATL313 for the indication of primary open angle glaucoma and ocular hypertension. Under the terms of the license agreement for ATL313 entered into by Santen and the Company in April 2010, the IND filing gave rise to a $2.0 million milestone payment to the Company in December 2010, which was received on January 7, 2011.
  Research and Development Costs
     The Company charges research and development costs to operations as incurred. Research and development expenses are comprised of costs incurred by the Company in performing research and development activities including: salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses, contractual services, including clinical trial and pharmaceutical development costs, commercial supply investment in its drug candidates, and infrastructure costs, including facilities costs and depreciation expense. The Company periodically evaluates whether a portion of its commercial supply investment may be capitalized as inventory. Generally, inventory may be capitalized if it is probable that future revenue will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. The Company expensed all of its commercial supply investment through December 31, 2010 due to the high risk inherent in drug development. Research and development expenses are reduced by grants/funding received by third-parties in support of research and development programs. During the three and nine months ending December 31, 2010, the Company received $1.0 million and $1.2 million, respectively, of grants and tax credits including two grants totaling $489,000 from the Internal Revenue Service under the Qualifying Therapeutic Discovery Project program. During the three and nine months ending December 31, 2009, the Company received $381,000 and $1.3 million, respectively.
  Fair Value of Financial Instruments
     The Company’s financial instruments consist of cash equivalents, notes receivable, accounts payable and long-term debt. U.S. GAAP establishes a fair value hierarchy, which classifies fair value measurements based on the inputs used in measuring fair value. These inputs include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     The carrying amounts of notes receivable and accounts payable are considered reasonable estimates of their fair value, due to the short maturity of these instruments. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities as the Company’s instruments, the fair value of long-term debt was not significantly different than the carrying value at December 31, 2010.
     The following table presents information about the assets measured at fair value on a recurring basis as of December 31, 2010:

(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$40,845	$—	$—	$40,845
     The following table presents information about the assets measured at fair value on a recurring basis as of March 31, 2010:

(in thousands)
Description	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,193	$—	$—	$38,193
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

	As of December 31,
(in thousands)	2010	2009
Common stock options	4,679	3,991
Common stock warrants	4,231	4,262
Convertible notes payable	6,111	6,111
Deferred stock units	2	2
Contingent value rights	—	41
Potentially dilutive securities outstanding	15,023	14,407
  Segment and Geographical Information
     For the three and nine months ended December 31, 2010 and 2009, the Company has reported its business as a single reporting segment.
     For the three and nine months ended December 31, 2010 and 2009, the Company operated its business exclusively in the U.S. and the only sources of revenue were milestones from Santen.

(3) Discontinued Operations and Notes Receivable
  FAMILION and Biomarker Business
     On December 29, 2010 (the “Closing Date”), the Company completed the sale to Transgenomic, Inc. (“Transgenomic”) of substantially all of the assets associated with the Company’s FAMILION and Biomarker Business. The consideration received from Transgenomic at the Closing Date consisted of $6.0 million in cash, a secured promissory note (the “First Note”) issued by Transgenomic in the principal amount of $8.6 million, which is included under the caption “Note receivable and other assets” on the accompanying balance sheet, and a secured promissory note (the “Second Note”) in the principal amount of $989,000, which is included under the caption “Prepaid expense, note receivable and other current assets” on the accompanying balance sheet. In addition, the Company is entitled to receive additional consideration in the future based on Transgenomic’s collection of the accounts receivable of the FAMILION and Biomarker Business, the successful development and commercialization of biomarker assays for any FCGamma gene or any ABCB or MDR gene, reimbursements received by Transgenomic from payors or any sublicencees in connection with the performance of certain biomarker assays of the FAMILION and Biomarker Business (or sales of reagent-assay kits) and a subsequent sale or exclusive license to any third party by Transgenomic of certain of the assets of the FAMILION and Biomarker Business.
     The First Note is a three-year note bearing interest at 10% per annum and is payable in equal quarterly installments commencing on the eighteen-month anniversary of the Closing Date. The Second Note is a one-year note bearing interest at 6.5% per annum and is payable in equal monthly installments commencing on the one-month anniversary of the Closing Date. In connection with the sale and the issuance of the First Note and Second Note, the parties entered into a Security Agreement (the “Security Agreement”) that provides the Company with a first lien security interest in all of Transgenomic’s assets, including the assets of the FAMILION and Biomarker Business. The Security Agreement also restricts Transgenomic’s ability to incur additional indebtedness, dispose of the collateral covered by the Security Agreement and declare any dividends or make distributions to its stockholders. If Transgenomic is unable to repay the amounts owed under the notes or if Transgenomic is unable to collect the accounts receivable of the FAMILION and Biomarker Business, our planned operations and future operating results may suffer.
     In connection with the Closing, Randal J. Kirk, one of the Company’s directors, the Chairman of the Company’s Board of Directors and a stockholder of the Company invested, through certain of his affiliates, $6.0 million in Transgenomic in the form of a purchase of Transgenomic’s Series A convertible preferred stock and warrants to purchase Series A convertible preferred stock. The investment by Mr. Kirk was used to fund the cash portion of Transgenomic’s acquisition of the FAMILION and Biomarker Business.
  Cogenics
     During fiscal 2009, the Company determined that the Cogenics division did not fit with the Company’s strategic direction. Management believed that the Company’s capital resources and the cash derived from the sale of this division would be better allocated to investments and growth opportunities to increase the Company’s presence in the therapeutics markets. The Company has classified this business as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented. In March 2009, the Company entered into a letter of intent to sell its Cogenics division, which was comprised of Cogenics, Inc., Epidauros Biotechnologie AG and Cogenics Genome Express S.A. The Cogenics division was sold on April 14, 2009 for net proceeds of $13.2 million, as adjusted, excluding $2.2 million, held in escrow for a period of up to eighteen months. The three and nine months ended December 31, 2009 includes $150,000 of income recognized as a result of a purchase price adjustment realized in connection with the disposition of Cogenics. In addition, on October 18, 2010, the Company received $1.5 million from the funds held in escrow since April 2009 from the sale of the Cogenics division. This amount was recorded as income from discontinued operations for the three and nine months ended December 31, 2010, net of taxes of $619,000. A corresponding benefit from taxes from continuing operations was recorded for the effect of tax expense allocated to discontinued operations.
     Summarized statement of operations data for the FAMILION and Biomarker Business and Cogenics for the three and nine months ended December 31, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
		(in thousands)
Revenue	$3,638	$3,128	$10,511	$10,364

Income (loss) from Operations Before Disposals:
Loss before taxes	(973)	(2,317)	(4,147)	(8,075)
Benefit from (provision for) income taxes	1,552	—	1,552	(14)

Income (loss) from discontinued operations, net of taxes	579	(2,317)	(2,595)	(8,089)

Disposal:
Gain on disposal of FAMILION and Biomarker business, net of taxes	4,559	—	4,559	—
Gain on disposal of Cogenics, net of taxes	918	150	918	5,486

Income (loss) from discontinued operations, net of tax	$6,056	$(2,167)	$2,882	$(2,603)

(4) Intangible Assets
The intangible asset balances are as follows:

	December 31,	March 31,
(in thousands)	2010	2010
		(As Adjusted)
Completed technology	$3,700	$3,700
Purchased in-process research and development	3,200	3,200
Other	600	600

	7,500	7,500
Less: accumulated amortization	(1,362)	(717)

Intangible assets, net	$6,138	$6,783

     Amortization expense for the three months ended December 31, 2010 and 2009 was $215,000. Amortization expense for the nine months ended December 31, 2010 and 2009 was $645,000 and $502,000, respectively. Amortization with regard to the intangible assets at December 31, 2010 is expected to be $215,000 for the remainder of fiscal 2011, $860,000 in fiscal 2012, 2013 and 2014 and $143,000 in fiscal 2015.
(5) Debt
     The Company’s long-term debt obligations are as follows:

	December 31,	March 31,
(in thousands)	2010	2010
Notes payable, bearing interest at 6.5%, with monthly principal payments due through June 2011 and secured by certain leasehold improvements	$887	$1,264
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011 and secured by the assets acquired from Adenosine Therapeutics	400	1,300
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 1, 2013 and secured by the assets acquired from Adenosine Therapeutics	12,100	15,400
Convertible notes payable (related party), bearing interest at 9.72% payable annually with a maturity date of February 25, 2017	50,000	50,000

	63,387	67,964
Less: current portion	(5,687)	(6,635)
unamortized discount	(18,746)	(19,871)

	$38,954	$41,458

(6) Equity
     On May 21, 2010, the Company issued 921,000 shares of its common stock to Merck KGaA, Darmstadt, Germany (“Merck”), the licensor of Viibryd. The stock was valued at $14.92 per share, which equaled the last reported sale price of the Company’s common stock on the NASDAQ Global Market on such date, which totaled $13.7 million.
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
     On September 16, 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 60 million to 100 million shares.
     On September 16, 2010, the Company’s stockholders approved an amendment to the 2005 Equity Incentive Plan (the “2005 Plan”) to increase the aggregate number of shares issuable pursuant to the 2005 Plan from 4.6 million to 6.5 million shares.
     On January 21, 2011, in connection with receipt of FDA approval of Viibryd, the Company issued 838,000 shares of its common stock to Merck, the licensor of Viibryd. The stock was valued at $15.03 per share, which equaled the last reported sale price of the Company’s common stock on the NASDAQ Global Market on such date, which totaled $12.6 million.

(7) Commitments and contingencies
  Viibryd Commitments
     Under the terms of the Company’s license agreement with Merck, the Company was obligated to pay Merck a milestone payment of €12.5 million in common stock within 30 days of acceptance of the NDA filing for Viibryd. The Company recognizes the obligation to make milestone payments when the milestone is achieved. Upon filing the NDA, the Company believed that the issuance of the shares was probable and recorded a $15.7 million obligation as calculated based on the number of shares due as of March 31, 2010 under the terms of the agreement. The Company was obligated to issue a variable number of shares at a fixed Euro amount and accounted for the obligation at fair value as of March 31, 2010. This payment was made on May 21, 2010 when the NDA the Company filed on March 22, 2010 was accepted for review by the FDA. The Company issued 921,000 shares of its common stock valued at $13.7 million as calculated under the terms of the agreement on May 21, 2010. The $2.0 million change in the fair value of the obligation from March 31, 2010 to May 21, 2010 is recognized in the accompanying statement of operations under the caption “Other income, net.”
     The Company became obligated to pay Merck a milestone payment of €9.5 million in common stock within 30 days of receipt of approval of the NDA filing for Viibryd, which occurred on January 21, 2011. On January 21, 2011, the Company issued 838,000 shares of its Company’s common stock, valued at $15.03 per share, which equaled the last reported sales price of the Company’s common stock on the NASDAQ Global Market on such date, which totaled $12.6 million. The Company will record this milestone obligation during the three months ending March 31, 2011.
     In addition, a payment of €9.5 million in common stock ($12.6 million at December 31, 2010) will be payable to Merck within 30 days of the first sale of Viibryd in the United States. Merck will also be entitled to certain royalty payments if the Company is successful in commercializing Viibryd and to a share of milestone payments from third parties if the Company sublicenses Viibryd.
  Adenosine Therapeutics Acquisition Commitments
     In connection with the acquisition of Adenosine Therapeutics completed in August 2008, for a period of ten years following the closing, contingent consideration of up to $30.0 million (of which $14.7 million is recorded in long-term liabilities as of December 31, 2010) in cash may be paid by the Company to the sellers of Adenosine Therapeutics (the “Sellers”) upon the achievement of certain regulatory and commercial milestones as follows: (i) $5.0 million upon the approval by the FDA for sale in the U.S. of any product covered by any of Adenosine Therapeutics’ patents (a “Seller Compound”); (ii) $10.0 million upon the initial achievement of $100 million in aggregate gross sales of any Seller Compound in any fiscal year; (iii) $15.0 million upon the initial achievement of $250 million in aggregate gross sales of any Seller Compound; and (iv) one-third of all licensing and/or sublicensing revenue received by the Company with respect to license and/or sublicense of any seller Compound or any of Adenosine Therapeutics’ patents, up to a maximum aggregate of $15.0 million payable to the Sellers; provided, however, (a) that all amounts up to the first $5.0 million paid to the Sellers above (iv) shall offset on a dollar-for-dollar basis the payment required by (i) above and (b) all amounts paid to the Sellers in excess of $5.0 million pursuant to (iv) shall offset on a dollar-for-dollar basis the payment required by section (ii) above.
     On May 10, 2010, the Company received a $2.0 million milestone payment under its license agreement with Santen, of which one-third, or $667,000, was paid to the Sellers and recorded against “Contingent acquisition costs” on the condensed consolidated balance sheet. On December 15, 2010, as a result of Santen filing the IND, the Company was entitled to receive a $2.0 million milestone payment under its license agreement with Santen, of which one-third, or $667,000, will be payable to the Sellers. Accordingly, the Company has recorded this amount in “Accrued expenses” and recorded it against “Contingent acquisition costs” on the accompanying condensed consolidated balance sheet. Along with these acquisition costs, the Company has assumed all of Adenosine Therapeutics rights and obligations under licensing agreements with the University of Virginia Patent Foundation (“UVAPF”), the Public Health Service of the National Institutes of Health, the University of Massachusetts and the Penn State Research Foundation. The Company holds exclusive rights pursuant to an amended and restated license agreement the Company entered into with UVAPF in 2010 to develop and commercialize Stedivaze,

     ATL313 and ATL1222. Under the terms of its license agreement with UVAPF, the Company is obligated to pay UVAPF certain milestone payments and royalties if it is successful in commercializing these products. As a result of the $2.0 million payment received from Santen in May 2010, the Company paid UVAPF $500,000 of the milestone payment as a sublicense expense, which was recorded under the caption “Cost of revenues” for the three months ended September 30, 2010. On December 15, 2010, as a result of Santen filing the IND, the Company became entitled to receive a $2.0 million milestone payment under its license agreement with Santen, of which $500,000 will be payable to UVAPF. Accordingly, the Company has recorded this amount in “Accrued expenses” and recorded it under the caption “Cost of revenues” for the three months ended December 31, 2010.

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
Overview
     We are focused on the development and commercialization of first-in-class and best-in-class therapeutics. We received marketing approval from the U.S. Food and Drug Administration (“FDA”) on January 21, 2011 for vilazodone, trademarked as Viibryd, a new molecular entity and the first and only selective serotonin reuptake inhibitor and serotonin 1A (“5-HT1A”) receptor partial agonist for the treatment of Major Depressive Disorder (“MDD”) in adults. We continue to advance our late-stage drug candidate apadenoson, trademarked as Stedivaze, a selective adenosine receptor 2A agonist and potential best-in-class coronary vasodilator, currently in its first Phase III clinical trial for use in nuclear Single Photon Emission Computed Topography (“SPECT”) myocardial perfusion imaging. On November 1, 2010, we announced that the Office of Orphan Products Development of the FDA granted Orphan Drug Designation for pulmonary arterial hypertension (“PAH”) to PRX-8066, a selective serotonin 2B (“5-HT2B”) receptor antagonist. We are now developing plans for the continued clinical development of PRX-8066 for the treatment of PAH. Orphan Drug Designation confers certain benefits related to tax credits and patent term extension, among others.
     As an integral part of our strategy to focus on therapeutics, we sold our FAMILION® genetic testing and pharmacogenomics biomarker development business (the “FAMILION and Biomarker Business”) in December 2010. Accordingly, this operating unit has been presented in the consolidated financial statements as discontinued operations.
     Our sources of liquidity as of December 31, 2010 include cash and cash equivalents of $42.3 million. Our projected uses of cash include cash used to fund commercialization and further development of Viibryd, clinical development activities of Stedivaze including a Phase III development program, continued development of our other priority drug candidates and working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.
     We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). The registration statement would permit us to offer and sell up to $200 million of our common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and our capital needs. The terms of any potential future offering would be established at the time of an offering, if any.
     With the execution of our current plans to launch Viibryd during the second quarter of calendar year 2011 and the ongoing development of our drugs in development, we believe that our cash will be sufficient to fund our operations into May 2011. Therefore, we will need additional capital in May 2011 to commercialize Viibryd and continue the development of Stedivaze and our other products and programs. This capital may be secured through non-dilutive transactions or the sale of any equity or debt securities which may result in additional dilution to our stockholders. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.
Therapeutics
     Viibryd (Vilazodone HCI tablets)
     On January 21, 2011, the FDA approved Viibryd, a new molecular entity and the first and only selective serotonin reuptake inhibitor and 5-HT1A receptor partial agonist for the treatment of MDD in adults. MDD is a mental disorder characterized by an imbalance of chemicals in the brain, also called neurotransmitters, and is one of the most common mental disorders in the United States. A person diagnosed with MDD exhibits a combination of symptoms that interfere with one’s ability to work, sleep, study, eat, and enjoy once pleasurable activities. Though an episode of depression may occur only once in a person’s life, it more commonly recurs throughout a person’s lifetime [www.nimh.nih.gov/health/publications/depression/what-are-the-different-forms-of-depression.shtml]. The World Health Organization estimates that MDD affects approximately 18 million people in the U.S. [Greden, John F. The Burden of Recurrent Depression: Causes, Consequences, and Future Prospects, Journal of Clinical Psychiatry, 2001]. More than 212 million prescriptions were written for antidepressants in 2009 [IMS Health’s National Prescription Audit, 2009].
     The mechanism of the antidepressant effect of Viibryd is not fully understood but is thought to be related to its enhancement of serotonergic activity in the central nervous system through selective inhibition of serotonin reuptake. Viibryd is also a partial agonist at serotonergic 5-HT1A receptors; however, the net result of this action on serotonergic transmission and its role in Viibryd’s antidepressant effect are unknown. Viibryd binds with high affinity to the serotonin reuptake site (Ki= 0.1 nM), but not to the norepinephrine (Ki=56 nM) or dopamine (Ki=37 nM) reuptake sites. Viibryd potently and selectively inhibits reuptake of serotonin (IC50= 1.6 nM). Viibryd also binds selectively with high affinity to 5-HT1A receptors (IC50=2.1 nM) and is a 5-HT1A receptor partial agonist. The efficacy of Viibryd as a treatment for MDD was established in two 8-week, multicenter, randomized, double-blind, placebo-controlled studies in adults who met the criteria for MDD. In these studies, patients were titrated over two weeks to a dose of 40 mg of Viibryd once daily. Viibryd was superior to placebo in the improvement of depressive symptoms as measured by the mean change from baseline to week 8 in the Montgomery-Asberg Depression Rating Scale (“MADRS”) total score. Viibryd was demonstrated to be safe in clinical studies. In the placebo-controlled Phase III studies, the most commonly observed adverse reactions in Viibryd-treated patients were diarrhea, nausea, vomiting and insomnia. No single adverse event led to discontinuation of treatment in greater than 1% of patients. Overall, 7.1% of the patients who received Viibryd discontinued treatment due to an adverse reaction, compared to 3.2% of placebo-treated patients. Viibryd has not been associated with any clinically important changes in laboratory test parameters including liver function tests, ECG including QT interval, or vital signs. In addition, Viibryd had no effect on body weight as measured by mean change from baseline in the 8-week studies. Among the common adverse reactions (≥2%) related to sexual function with Viibryd compared to placebo were decreased libido (4% vs. <1%), abnormal orgasm (3% vs. 0%), delayed ejaculation (2% vs. 0%, males only), and erectile dysfunction (2% vs. 1%, males only).
     We hold exclusive rights to develop and commercialize Viibryd pursuant to a license agreement we entered into with Merck KGaA, Darmstadt, Germany (“Merck”), in 2004. Under the terms of our agreement with Merck, we were obligated to pay Merck a milestone payment of €12.5 million in common stock which was payable within 30 days of acceptance of the NDA filing for Viibryd. We recognize the obligation to make milestone payments when the milestone is achieved. Upon filing the NDA, we believed that the issuance of the shares was probable and recorded a $15.7 million obligation calculated based on the number of shares due as of March 31, 2010 under the terms of the agreement. We were obligated to issue a variable number of shares at a fixed Euro amount and accounted for the obligation at fair value as of March 31, 2010. This payment was made on May 21, 2010 when the NDA we filed on March 22, 2010 was accepted for review by the FDA. Pursuant to the terms of the agreement, we issued 921,000 shares of our common stock valued at $13.7 million. The $2.0 million change in the fair value of the obligation from March 31, 2010 to May 21, 2010 is recognized in the statement of operations under the caption “Other income, net.” Under the terms of the Company’s license agreement with Merck, the Company became obligated to pay Merck a milestone payment of €9.5 million in common stock within 30 days of receipt of approval of the NDA filing for Viibryd, which occurred on January 21, 2011. On January 21, 2011, the Company issued 838,000 shares of its Company’s common stock. The Company recognizes the obligation to make milestone payments when the milestone is achieved and accordingly will record this milestone during the three months ending March 31, 2011. In addition, a payment of €9.5 million in common stock will be payable to Merck within 30 days of the first sale of Viibryd in the United States. Merck will also be entitled to certain royalty payments based on a percentage of sales, if we are successful in commercializing Viibryd, and to a certain share of milestone payments from third parties if we sublicense Viibryd.
   Stedivaze
     Our late-stage drug candidate, Stedivaze, is a highly selective adenosine 2A receptor agonist in development as a coronary vasodilator for nuclear-SPECT myocardial perfusion imaging. We began enrollment of our first Phase III clinical trial for Stedivaze in November 2009 and expect to begin our second Phase III clinical trial in the second calendar quarter of 2011. Both of these Phase III studies will evaluate the safety and efficacy of Stedivaze for use as a pharmacologic stress agent in nuclear myocardial perfusion imaging, a method for evaluating blood flow to the heart, and also compare the tolerability of Stedivaze to adenosine, a standard pharmacologic stress agent used in myocardial perfusion imaging scans. Stedivaze is being administered as an intravenous bolus injection in these Phase III studies.
     Data from the nonclinical and clinical trials thus far completed for Stedivaze demonstrate its potential for best-in-class attributes related to its adverse event, tolerability, pharmacokinetic and target binding affinity profiles, and its mode of administration as a fixed dose intravenous rapid bolus. Since the side effect profile of adenosine-based agents can be attributed to non-selective receptor binding and based on our Phase II data, we expect to be able to demonstrate an adverse event profile superior to that of adenosine in our Phase II studies. In addition, a half-life of 4 to 7 minutes is ideal for maximum vasodilatory effects to be synchronized with image acquisition, to enable IV bolus dosing, and to minimize the duration of side effects that may occur.
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
Other Therapeutic Products
     On November 1, 2010, we announced that the Office of Orphan Products Development of the FDA granted Orphan Drug Designation for PAH to PRX-8066, a 5-HT2B receptor antagonist. These receptors mediate abnormal cell growth and proliferation in the pulmonary vasculature giving PRX-8066 the potential for a disease-modifying effect and the reduction of pulmonary artery pressures. We are now developing plans for the continued clinical development of PRX-8066 for the treatment of PAH. Orphan Drug Designation confers certain benefits related to tax credits and the potential for nonpatent market exclusivity.
     ATL313 is a selective adenosine 2A receptor agonist in preclinical development as a topical treatment for glaucoma that has shown significant effects on lowering intra-ocular pressure in both small and large animal models. Santen Pharmaceutical Co., Ltd. (“Santen”) has exercised its option to further develop ATL313 for the treatment of glaucoma and filed an Investigational New Drug (“IND”) application for the drug with the FDA for this indication in December 2011. Santen plans to initiate clinical trials of ATL313 in early 2011. ATL313 is also the subject of a license agreement with Zalicus Inc. for the development of treatments for B-cell cancers, including multiple myeloma. ATL313 has also demonstrated promising data in animal models of neuropathic pain and of multiple sclerosis.
     We are developing ATL844 for the treatment of asthma and/or diabetes, both of which are growing, multi-billion dollar markets. Acting as an adenosine 2B receptor antagonist, this compound has shown significant pharmacodynamic effects in animal models of both asthma and diabetes. We expect to file an IND to continue the development of this compound in human trials in February 2011 and begin human trials in the second calendar quarter of 2011. ATL844 is also the subject of an option agreement for an exclusive license with Novartis for the treatment of asthma and diabetes.
     ATL1222 is a highly selective adenosine 2A receptor agonist in development as an anti-inflammatory agent for the treatment of acute inflammatory conditions based on effects demonstrated in animal models. ATL1222 is being evaluated in pharmacodynamic and safety studies and could be the subject of an IND pending the outcome of this work.
     We hold exclusive rights pursuant to an amended and restated license agreement we entered into with the University of Virginia Patent Foundation (“UVAPF”) in 2010 to develop and commercialize Stedivaze, as well as ATL313 and ATL1222. Under the terms of our license agreement with UVAPF, we will be obligated to pay UVAPF certain milestone payments and royalties if we are successful in commercializing these products.
Financial Operations Overview
     Revenue. Revenue is currently derived from fees and other payments for licenses of intellectual property. On May 10, 2010, the Company received a $2.0 million payment from Santen for exclusive global rights to develop ATL313 for the indication of glaucoma. In December 2010, Santen filed an IND application with the FDA for ATL313 for the indication of primary open angle glaucoma and ocular hypertension. Under the terms of the license agreement for ATL313 entered into by

Santen and the Company in April 2010, the IND filing gave rise to a $2.0 million milestone payment to the Company, which was received on January 7, 2011.
     Research and Development Expense. Research and development expense consists primarily of fees paid to professional service providers in conjunction with independent monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, fees paid to independent researchers, costs of contract manufacturing, services expenses incurred in developing and testing products and product candidates, costs incurred for launch preparations and lifecycle management of Viibryd in advance of FDA approval, salaries and related expenses for personnel, including stock-based compensation expense, costs of materials, depreciation, rent, utilities and other facilities costs. In addition, research and development expenses include the cost to in-license technologies to support current development efforts, including any related milestone payments. We expense research and development costs as incurred.
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
     Interest and Other Income (Expense), Net. Interest expense consists of interest incurred under notes payable and other debt financings and capital lease obligations and, during the nine months ended December 31, 2009, liquidated damages including interest in connection with our failure to register certain securities for resale in a timely manner. Interest income consists of interest earned on our cash, cash equivalents and marketable securities. During the nine months ended December 31, 2010, other income, net consists primarily of the re-measurement of the fair value of the Merck milestone payment at the settlement date. During the nine months ended December 31, 2009, other income, net consists primarily of the re-measurement of the fair value of the shares of Avalon Pharmaceutical, Inc. (“Avalon”) stock held by us immediately prior to the merger.
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
     We reviewed our policies and determined that other than the removal of the allowance for doubtful accounts and contractual allowances and the addition of valuation of notes receivable, which are recorded at par value and will periodically be reviewed for impairment, as a critical accounting policy, as a result of our sale of the FAMILION and Biomarker Business, these policies remain our most critical accounting policies for the quarter ended December 31, 2010. There have been no other material changes to our critical accounting policies in the quarter ended December 31, 2010.
Results of Operations
Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009
     Revenue. Revenue for the three months ended December 31, 2010 was $2.0 million, all of which related to a non-recurring milestone from Santen upon filing its IND with ATL313 for glaucoma. We did not have any revenue during the three months ended December 31, 2009, after the financial statements were adjusted to reflect the FAMILION and Biomarker Business as discontinued operations.
     Research and Development Expense. Research and development expenses were essentially flat at $8.9 million for the three months ended December 31, 2010 compared with $8.8 million for the three months ended December 31, 2009. Research and development expenses include internal and external costs incurred for our drug candidates, including Viibryd and Stedivaze. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are not as significant as our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate to individual drug development programs. All research and development costs are expensed as incurred. During the three months ended December 31, 2010, we supported our NDA filing with the FDA for Viibryd and continued the preparation of a commercial launch. External research and development expenses, including costs associated with the support of the NDA filing and the commercial launch related to Viibryd were $2.9 million for the three months ended December 31, 2010 and $3.2 million for the three months ended December 31, 2009. During the three months ended December 31, 2010, we continued enrollment of our first Stedivaze Phase III clinical trial. External research and development expenses related to Stedivaze were $1.7 million for the three months ended December 31, 2010 and 2009. We expect our ongoing research and development costs to continue to be substantial as we advance our Stedivaze Phase III clinical trials and our Viibryd Phase IV trials and life cycle management activities. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. If we are able to successfully commercialize Viibryd in accordance with current development timelines, we anticipate revenues and cash flows from the sales of Viibryd to commence in calendar 2011. Stedivaze is less advanced and, as a result, any estimate regarding development timelines for this drug candidate is highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, Stedivaze will generate revenues and cash flows.
     General and Administrative Expense. General and administrative expenses increased $621,000, or 20%, to $3.8 million for the three months ended December 31, 2010 from $3.2 million for the three months ended December 31, 2009.
     Interest and Other Income, Net. Interest expense remained essentially flat at $1.8 million for the three months ended December 31, 2010 compared to $1.9 million for the three months ended December 31,

2009. Interest income decreased $13,000 from $16,000 for the three months ended December 31, 2009 to $3,000 for the three months ended December 31, 2010.
     Benefit from income taxes. Benefit from income taxes was $1.8 million for the three months ended December 31, 2010. This amount represents the offset of the provision for taxes included in discontinued operations.
     Income (loss) from discontinued operations. Income from discontinued operations was $6.1 million for the three months ended December 31, 2010 compared to a loss from discontinued operations of $2.2 million for the three months ended December 31, 2009. The income from discontinued operations for the three months ended December 31, 2010 is comprised of income from discontinued operations before disposal of $579,000, which includes a benefit from income taxes of $1.6 million, a gain from the disposal of the FAMILION and Biomarker Business, net of taxes, of $4.6 million and a gain on the disposal of Cogenics, net of taxes, of $918,000. The loss from discontinued operations for the three months ended December 31, 2009 is comprised of a loss from discontinued operations before disposal of $2.3 million and a gain from the disposal of Cogenics of $150,000.
Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009
     Revenue. Revenue for the nine months ended December 31, 2010 was $4.0 million from two non-recurring $2.0 million milestones from Santen upon (i) exercising their option to license for further development ATL313 for glaucoma in May 2010 and (ii) filing an IND with ATL313 for glaucoma in December 2010. We did not have any revenue during the nine months ended December 31, 2009, after the financial statements were adjusted to reflect the FAMILION and Biomarker Business as discontinued operations.
     Research and Development Expense. Research and development expenses remained essentially flat at $27.4 million for the nine months ended December 31, 2010 compared to $27.2 million for the nine months ended December 31, 2009. Research and development expenses include internal and external costs incurred for our drug candidates, including Viibryd and Stedivaze. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are not as significant as our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate to individual drug development programs. All research and development costs are expensed as incurred. During the nine months ended December 31, 2010, we supported our NDA filing with the FDA for Viibryd and continued the preparation of a commercial launch. External research and development expenses, including costs associated with the support of the NDA filing and the commercial launch related to Viibryd were $10.1 million for the nine months ended December 31, 2010 and $11.0 million for the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we continued enrollment of our first Stedivaze Phase III clinical trial. External research and development expenses related to Stedivaze were $5.0 million for the nine months ended December 31, 2010 and $4.5 million for the nine months ended December 31, 2009. We expect our ongoing research and development costs to continue to be substantial as we advance our Stedivaze Phase III clinical trials and our Viibryd Phase IV trials and life cycle management activities. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. If we are able to successfully commercialize Viibryd in accordance with current development timelines, we anticipate revenues and cash flows from the sales of Viibryd to commence in calendar 2011. Stedivaze is less advanced and, as a result, any estimate regarding development timelines for this drug candidate is highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, Stedivaze will generate revenues and cash flows.
     General and Administrative Expense. General and administrative expenses increased $1.3 million, or 11%, to $12.5 million for the nine months ended December 31, 2010 from $11.2 million for the nine months ended December 31, 2009.
     Interest and Other Income, Net. Interest expense decreased $1.8 million from $7.3 million for the nine months ended December 31, 2009 to $5.5 million for the nine months ended December 31, 2010. This decrease was primarily due to the $1.6 million in liquidated damages as a result of our failure to register for resale the underlying securities associated with the convertible notes issued in February 2009 with the SEC before June 25, 2009, which was included in interest expense for the nine months ended December 31, 2009. Interest income decreased $51,000 from $70,000 for the nine months ended December 31, 2009 to $19,000 for the nine months ended December 31, 2010. Other income, net for the nine months ended December 31, 2010 included a $2.0 million gain as a result of the re-measurement of the fair value of the Merck milestone payment made in May 2010. Other income, net for the nine months ended December 31, 2009 included a $1.8 million gain as a result of the re-measurement of the fair value of the Avalon stock held by us immediately prior to the merger completed in May 2009.
     Benefit from income taxes. Benefit from income taxes was $1.8 million for the nine months ended December 31, 2010. This amount represents the offset of the provision for taxes included in discontinued operations.
     Income (loss) from discontinued operations. Income from discontinued operations was $2.9 million for the nine months ended December 31, 2010 compared to a loss from discontinued operations of $2.6 million for the nine months ended December 31, 2009. The income from discontinued operations for the nine months ended December 31, 2010 is comprised of a loss from discontinued operations before disposal of $2.6 million, which includes a benefit from income taxes of $1.6 million, a gain from the disposal of the FAMILION and Biomarker Business, net of taxes, of $4.6 million and a gain on the disposal of Cogenics, net of taxes, of $918,000. The loss from discontinued operations for the nine months ended December 31, 2009 is comprised of a loss from discontinued operations before disposal of $8.1 million and a gain from the disposal of Cogenics of $5.5 million.
Liquidity and Capital Resources
     Our sources of liquidity as of December 31, 2010 include our cash and cash equivalents of $42.3 million. Our projected uses of cash include cash used to fund operations, capital expenditures, existing debt service costs and continued research and product development.
     We have filed a shelf registration statement on Form S-3 with the SEC. The registration statement would permit us to offer and sell up to $200 million of our common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and our capital needs. The terms of any future offering would be established at the time of the offering.
     We believe that our cash will be sufficient to fund our operations into May 2011. We will need additional funds in May 2011 to commercialize Viibryd and continue the development of Stedivaze. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.
     Our long-term debt obligations were as follows:

	December 31,	March 31,
(in thousands)	2010	2010
Notes payable, bearing interest at 6.5%, with monthly principal payments due through June 2011 and secured by certain of leasehold improvements	$887	$1,264
Note payable, bearing interest at 11% with monthly principal payments of $100 through April 1, 2011 and secured by the assets acquired from Adenosine Therapeutics	400	1,300
Note payable, bearing interest at 6% with quarterly principal payments of $1,100 through July 1, 2013 and secured by the assets acquired from Adenosine Therapeutics	12,100	15,400
Convertible notes payable (related party), bearing interest at 9.72% payable annually with a maturity date of February 25, 2017	50,000	50,000

	63,387	67,964
Less: current portion	(5,687)	(6,635)
unamortized discount	(18,746)	(19,871)

	$38,954	$41,458

     For the nine months ended December 31, 2010, we made capital expenditures of approximately $127,000 primarily to replace outdated equipment. We have no significant capital expenditures planned for the remainder of this fiscal year.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated as of December 31, 2010 the effectiveness of our disclosure controls and procedures as such terms are defined in Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended. Based on their evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is accumulated and communicated to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Our projected uses of cash include cash to fund operations, including continued research and product development, sales and marketing, capital expenditures and existing debt service costs. We believe that our cash resources will be sufficient to fund our operations into May 2011. We will need additional funds in May 2011 to continue operations and for the commercialization of Viibryd and the development of Stedivaze and other potential products.
     Management is always evaluating additional sources of financing, and would consider any of the following options:
•	license, sublicense, or other relationships where appropriate with third parties including its compounds and/or patents; and/or

•	sale of equity and debt securities.
     We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). The registration statement would permit us to offer and sell up to $200 million of our common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and our capital needs. The terms of any future offering would be established at the time of the offering.
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
     We cannot be certain that additional financing will be available in amounts or terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that might be required to grow or maintain our operations. If we are unable to obtain financing, we may be required to implement cost reduction strategies, including decreasing our expenditures on research and development expenses and sales and marketing expenses in anticipation of development and commercial launch of our products. The postponement or cancellation of any of these development and commercialization efforts could have a material adverse impact on our planned operations and future operating results.
*Given our current product development efforts, which have resulted in significant net losses, we expect to incur further net losses for the foreseeable future.

     We have incurred operating losses since our fiscal year ended March 31, 2006. At December 31, 2010, we had an accumulated deficit of $375.4 million. We expect to incur substantial additional operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase, particularly with respect to Stedivaze.
     Moreover, to become profitable, we, either alone or with collaborators, must successfully develop, manufacture and market Viibryd, as well as our future product candidates, including Stedivaze, and other products and continue to leverage our existing technologies to generate revenue. This process of commercialization, especially as it relates to building a sales force and establishing distributions channels for Viibryd, for instance, will be time consuming and costly. It is possible that we will never have significant enough revenue to become profitable or sustain profitability.
*If we are unable to obtain marketing approval of Stedivaze, our results of operations will suffer.
     In order to market our therapeutic candidate, Stedivaze (as well as any of our other therapeutic products), in the U.S., we will need to complete clinical trials and obtain marketing approval from the FDA of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate. If we are unable to obtain marketing approval for Stedivaze or our other therapeutic products, we would be entirely dependent on the success of Viibryd and our business and results of operations could be adversely affected. A regulatory authority may deny or delay an approval because it was not satisfied with the structure or conduct of clinical trials or due to its assessment of the data we supply. A regulatory authority, for instance, may not believe that we have adequately established a product’s risk-benefit profile or adequately addressed negative safety signals. Clinical data are subject to varied interpretations, and regulatory authorities may disagree with our assessments of our data. In any such case, a regulatory authority could insist that we provide additional data, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies.
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
     We may not be able to meet some or all of these conditions. We expect that it will be at least a year, if ever, before we will recognize significant revenue from the commercialization of Viibryd. For our other product candidates still in clinical trials, such as Stedivaze, we expect that it will be years before we will recognize revenue, if any, from the sales of such products.

*We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure either directly or in collaboration with a third party, we may not be able to commercialize Viibryd successfully.
     We plan to market or co-promote Viibryd in the U.S. markets. We currently do not have any internal sales, distribution or marketing capabilities for pharmaceutical products. The development of a sales and marketing infrastructure for U.S. markets will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. In addition, we may not be able to hire a sales force in the U.S. that is sufficient in size or has adequate expertise in the medical markets we intend to target. If we are unable to establish our sales force and marketing capability, our operating results would be adversely affected.
*If physicians and patients do not accept Viibryd, we will not achieve sufficient product revenues and our business will suffer.
     Even though we have received marketing approval of Viibryd, physicians and patients may decide not to accept or use Viibryd. Acceptance and use of Viibryd may depend on a number of factors including:
•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of Viibryd;

•	published studies demonstrating the safety and effectiveness of Viibryd;

•	adequate reimbursement for Viibryd from payors; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.
     The failure of Viibryd to gain acceptance in the market would harm our business and could require us to seek additional financing.
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
     To date, we have relied significantly on acquisitions and in-licensing of intellectual property for our growth. For example, since 2005 we have acquired seven companies, including Genaissance Pharmaceuticals, Inc., which provided us with Viibryd. If we are unable to develop products and services internally, or to acquire companies or other technologies, we may not be able to continue our growth or to establish a leadership position in our industry. Additionally, even if such companies and/or other assets are available, we may not be able to acquire them on reasonable terms and therefore be required to pay a premium for their acquisition.
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
     Approximately 36.3%, or $34.0 million, of our total assets at December 31, 2010 are comprised of goodwill and indefinite-lived intangible assets, of which approximately $30.8 million is goodwill. Under U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually or more frequently if impairment indicators arise. The unamortized values of definite-lived intangibles are reviewed if certain conditions exist. There was no impairment charge during the nine months ended December 31, 2010. When we perform future impairment tests, it is possible that the carrying value of goodwill or intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to earnings in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.
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
     We have little experience in manufacturing products for commercial purposes and do not have manufacturing facilities. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely on contract manufacturers for the production of products for development and commercial purposes. We have signed contracts with suppliers for the production of Viibryd material and tablets for our clinical trials and for commercial drug and drug product, so we are therefore completely reliant on these contract manufacturers to fulfill these requirements. In some cases, these third party manufacturers and suppliers are our sole source of drug product and/or tablets for Viibryd. Failure of those contract manufacturers would seriously harm our ability to successfully commercialize Viibryd and our ability to complete our clinical trial programs for any of our compounds in development and to have suitable product to commercialize.
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
     Success in early clinical trials is not often replicated in later studies; few research and development projects result in commercial products. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for revenues from those product candidates. In addition, as we develop products, we may partner with third parties or be required to make significant investments in product development, marketing and selling resources. If a clinical study fails to demonstrate the prospectively defined endpoints of the study, we may abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business.
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
*We many not receive any additional payments from the sale of our FAMILION genetic testing and pharmacogenomics biomarker development business.
     In connection with the same of our FAMILION genetic testing and pharmacogenomics biomarker development business (“FAMILION and Biomarker Business”) to Transgenomic, Inc. (“Transgenomic”) we received two secured promissory notes issued by Transgenomic in principal amounts totaling $9.6 million. In addition, we are entitled to receive additional consideration in the future based on Transgenomic’s collection of the accounts receivable of the FAMILION and Biomarker Business. If Transgenomic is unable to repay the amounts owed under the notes or if Transgenomic is unable to collect the accounts receivable of the FAMILION and Biomarker Business, our planned operations and future operating results may suffer.
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
     Obtaining the milestones set forth in some of our licensing agreements requires performance on the part of us and may also depend on the successful work of suppliers, contractors, and sub-licensees. We cannot assure that there will be scientific, operational, or other success that will enable us to achieve the milestones to which we have agreed, nor can we guarantee that we will be able to successfully renegotiate milestones with our licensors in the event that we desire or need to do so. In such instances, revocation of its license to the intellectual property upon which our business is built is a possibility and would significantly decrease our opportunities for success. Alternatively, licensors may impose additional goals or requirements on us in order to agree to extend the time of performance of our existing goals. Any termination of license agreements could significantly decrease our opportunities for success.
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
We are subject to on-going and pervasive government regulation.
     After our drug candidates obtain regulatory approval, our products will be subject to continuing regulation by the FDA, including post-approval study requirements, record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with Risk Evaluation and Mitigation Strategies and drug sampling and distribution requirements. In addition, updated safety and efficacy information must be maintained and provided to the FDA. We or our collaborative partners, if any, must comply with requirements concerning advertising and promotional labeling, including the prohibition against promoting and non-FDA approved or “off-label” indications or products. Failure to comply with these requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Promotional claims and activities may also violate federal and state healthcare fraud and abuse laws, and can result in civil monetary penalties, corporate integrity agreements and corrective advertising requirements. Although Viibryd is not yet commercially sold, we and any collaboration partners will need to have significant compliance infrastructure in order to remain compliant with healthcare laws.
     Quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and products manufactured annually with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP regulations. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance. Further FDA inspections may identify compliance issues at our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.
     After FDA approval of a product, the discovery of problems with a product or its class, or the failure to comply with requirements may result in restrictions on a product, manufacturer, or holder of an approved marketing application. These include withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay or prevent further marketing. Newly discovered or developed safety or effectiveness data, including from other products in a therapeutic class, may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase IV trials, to evaluate long-term effects. It is also possible that rare but serious adverse events not seen in our clinical development program of Viibryd or other drug candidates may be identified after marketing approval. This could result in withdrawal of our product from the market.
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
     We utilize third parties to manufacture all of our drug products and certain of those third parties are our sole source of drug product and tablets for Viibryd. We do not own manufacturing facilities that can produce sufficient quantities of drug product for large-scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional capital resources, or rely, at least to some extent, on third-party manufacturers for the production of these substances. Furthermore, should we obtain FDA approval for any of our drug products, we expect to rely on third-party manufacturers for commercial production. Our dependence on others for manufacturing needs may adversely affect our ability to develop and deliver drug products on a timely and competitive basis.
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
     The conversion or exercise of some or all of our outstanding convertible notes and warrants could significantly dilute the ownership interests of existing stockholders. As of December 31, 2010, there were 6,110,599 shares of our common stock issuable upon conversion of the convertible notes, which have a conversion price of $8.18 per share, and 4,231,329 shares of our common stock issuable upon the exercise of the warrants, which have a weighted average exercise price of $11.84 per share. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock. Moreover, the existence of the convertible notes may encourage short selling by market participants because the conversion of such convertible notes could be used to satisfy short positions, or the anticipated conversion of such convertible notes into shares of our common stock could depress the price of our common stock.
If the investors in our private placements sell their shares, which have been registered under the Securities Act, the market price of our common stock may decline significantly.
     As of December 31, 2010, an aggregate of 15,955,761 shares of common stock have been registered under the Securities Act for sale by stockholders in connection with certain transactions completed by us. The registered shares consist of shares issued to investors in private placements in September 2008, June 2006 and November 2005, shares issuable upon conversion of outstanding convertible notes, and shares issuable upon exercises of outstanding warrants assumed in connection with various acquisitions. The registrations of those shares currently are effective, and therefore the registered shares are freely transferable. If a large number of shares are sold into the public market, the market price of our common stock may decline significantly. Moreover, the perception in the public market that the stockholders might sell shares of common stock could also depress the market price of our common stock.
*Our directors, executive officers and their affiliated entities have substantial control over us and could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.
     As of December 31, 2010, our executive officers, directors and their affiliated entities, in the aggregate, beneficially owned 57.5% of our outstanding common stock (which percentage reflects the shares of common stock issuable upon conversion of certain convertible notes and exercise of certain warrants issued to Randal J. Kirk and his affiliates). In particular, Randal J. Kirk, our Chairman, and his affiliated entities, in the aggregate, beneficially owned 52.5% of our outstanding common stock. Mr. Kirk and his affiliated entities are able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. These stockholders might have interests that differ from yours, and they might vote in a way with which you disagree and that could be adverse to your interests. The concentration of common stock ownership could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of our common stock.

The price of our common stock is volatile and could cause investors to lose a substantial part of their investment.
     The stock market in general and the stock prices of biopharmaceutical companies in particular, experience volatility which has often been unrelated to the operating performance of any particular company or companies. Our common stock is thinly traded and its price could decline regardless of our company’s actual operating performance. Investors also could lose a substantial part of their investment as a result of industry or market-based fluctuations. If a more active public market for our common stock is not created, it may be difficult for stockholders to resell their shares. A number of additional factors also could cause the prevailing market prices of our common stock to fluctuate significantly and could adversely impact such prices and the ability of our company to raise additional equity capital. Such factors include but are not limited to the following:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended December 31, 2010, we issued 22,390 shares of our common stock in unregistered sales of our equity securities. The 22,390 shares were issued to one investor that exercised two warrants. We received aggregate proceeds of approximately $0.3 million in connection with the exercise of one of the warrants. The other warrant was exercised pursuant to a cashless exercise provision in the warrant and therefore we did not receive any proceeds from this exercise. The warrants were issued in our November 2005 and June 2006 private placements that were exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) thereof. The issuance of the foregoing shares of our common stock upon exercise of the warrants was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof.
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately following the signature page for a list of the exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2011.

CLINICAL DATA, INC.

/s/ C. Evan Ballantyne
Dated: February 9, 2011	C. Evan Ballantyne
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1†	Asset Purchase Agreement, dated as of November 29, 2010, by and among PGxHealth, LLC, Clinical Data, Inc. and Transgenomic, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 3, 2010, and incorporated herein by reference.

2.2††	Amendment to Asset Purchase Agreement, dated as of December 29, 2010, by and among PGxHealth, LLC, Clinical Data, Inc. and Transgenomic, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2011, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 11, 2008. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on June 16, 2008, and incorporated herein by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 24, 2010. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2010, and incorporated herein by reference

3.3	Amended and Restated By-laws of the Company, as of June 20, 2005. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 24, 2005, and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 2-82494), as filed with the Commission on March 17, 1983, and incorporated herein by reference.

10.1	Secured Promissory Note, dated December 29, 2010, issued by Transgenomic, Inc. to PGxHealth, LLC, in the principal amount of $8,639,650. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2011, and incorporated herein by reference.

10.2	Secured Promissory Note, dated December 29, 2010, issued by Transgenomic, Inc. to PGxHealth, LLC, in the principal amount of $988,500. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2011, and incorporated herein by reference.

10.3	Security Agreement, dated as of December 29, 2010, by and between PGxHealth, LLC and Transgenomic, Inc. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2011, and incorporated herein by reference.

10.4	Noncompetition and Nonsolicitation Agreement, dated as of December 29, 2010, by and among PGxHealth, LLC, Clinical Data, Inc. and Transgenomic, Inc. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 5, 2011, and incorporated herein by reference.

31. 1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

†	Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Commission.

††	Confidential treatment has been requested with respect to portions of this exhibit. A complete copy of the agreement, including redacted terms, has been separately filed with the Commission.